Form 10-Q
period 1994-01-29
SENECA FOODS CORP /NY/
filed 1994-03-14
CIK 88948

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended January 29, 1994    Commission File Number  0-1989

                          Seneca Foods Corporation
           (Exact name of registrant as specified in its charter)

        New York                                           16-0733425
   (State or other jurisdiction of                      (I. R. S. Employer
   incorporation or organization)                     Identification No.)

     1162 Pittsford-Victor Road, Pittsford, New York              14534
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          716/385-9500


                               Not Applicable
             Former name, former address and former fiscal year,
                        if changed since last report

Check mark indicates whether registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

    Class                        Shares Outstanding at February 28, 1994

 Common Stock, $.25 Par                   2,893,170

                        PART I FINANCIAL INFORMATION
                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In Thousands of Dollars)
                                                   1/29/94    7/31/93
                                                   _______   _______


ASSETS

Current Assets:

  Cash and Short-term Investments                   $   6,280  $ 15,522
  Accounts Receivable, Net                             31,779    24,398
  Inventories:
    Finished Goods                                     53,950    38,350
    Work in Process                                    26,255    16,366
    Raw Materials                                      15,938    27,870
                                                       96,143    82,586
  Off-Season Reserve (Note 3)                        (11,270)         -
  Deferred Tax (Net) (Note 6)                           2,422         -
  Other Current Assets                                    476       250
                                                      -------   -------
    Total Current Assets                              125,830   122,756

Property, Plant and Equipment, Net                     78,633    74,089
Common Stock of Moog Inc. (Note 4)                      6,078     6,079
Other Assets                                              200       214
                                                     --------  --------
                                                     $210,741  $203,138

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                     $       -  $      -
  Accounts Payable                                     19,832    19,742
  Accrued Expenses                                     18,155    12,980
  Income Taxes                                          2,658       567
  Current Portion of Long-Term Debt and Capital
    Lease Obligations                                   6,783     5,057
                                                       ------    ------
    Total Current Liabilities                          47,428    38,346
Long-Term Debt                                         68,640    71,534
Capital Lease Obligations                                 940     1,022
Deferred Income Taxes                                   9,684    10,940
10% Preferred Stock, Series A, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                   10        10
10% Preferred Stock, Series B, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                   10        10
6% Preferred Stock, Voting, Cumulative,
  $.25 Par Value Per Share                                 50        50
Common Stock                                            1,911     1,948
Additional Paid-in Capital                                344     3,157
Retained Earnings                                      81,724    76,121
                                                     --------  --------
    Stockholders' Equity                               84,049    81,296
                                                     --------  --------
                                                     $210,741  $203,138
                                                     ========  ========

The accompanying notes are an integral part of these financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                      (In Thousands, except Share Data)

                                             Three Months Ended
                                             ------------------
                                           1/29/94      1/30/93
                                           -------      -------

Net Sales                                 $   83,780    $   71,510

Costs and Expenses:
Cost of Product Sold                          71,354        62,494
Selling and Administrative                     8,811         7,281
Interest Expense                               1,643         2,041
                                              ------        ------
  Total Costs and Expenses                    81,808        71,816
                                              ------        ------
Earnings Before Income Taxes                   1,972         (306)

Income Taxes                                     769         (100)

Earnings from Continuing Operations            1,203         (206)

Earnings from Discontinued Operations              -           210
                                          ----------    ----------
Net Earnings                              $    1,203    $        4
                                          ==========    ==========
Net Earnings from Continuing Operations
  Applicable to Common Stock              $    1,197    $    (212)
Net Earnings Applicable to
  Common Stock                                 1,197           (2)
Weighted Average Common
  Shares Outstanding                       2,918,199     3,093,666

Primary and Fully Diluted Earnings Per
  Share of Common Stock (Exhibit II):

  Earnings from Continuing Operations    $       .41    $     (.06)
  Earnings from Discontinued Operations            -           .06
                                         -----------    ----------
  Net Earnings                           $       .41    $      .00
                                         ===========    ==========
The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                      (In Thousands, except Share Data)

                                              Six Months Ended
                                              ----------------
                                             1/29/94      1/30/93
                                             -------      -------
Net Sales                                 $  145,783    $  129,961

Costs and Expenses:
Cost of Product Sold                         124,739       112,194
Selling and Administrative                    15,448        13,694
Interest Expense                               3,200         4,172
                                             -------       -------
  Total Costs and Expenses                   143,387       130,060

Earnings Before Income Taxes                   2,396          (99)

Income Taxes                                     934          (22)

Earnings from Continuing Operations            1,462          (77)

Earnings from Discontinued Operations             46           384

Gain on the Sale of Discontinued Operations
  Net of Income Taxes                          2,101             -

Cumulative Effect of Change in Accounting
  Principle (Note 6)                           2,006             -
                                          ----------    ----------
Net Earnings                              $    5,615    $      307
                                          ==========    ==========
Net Earnings from Continuing Operations
  Applicable to Common Stock              $    1,450    $     (89)
Net Earnings Applicable to
  Common Stock                                 5,603           295
Weighted Average Common
  Shares Outstanding                       2,968,466     3,093,666

Primary and Fully Diluted Earnings Per
  Share of Common Stock (Exhibit II):

  Earnings from Continuing Operations    $       .49    $     (.02)
  Earnings from Discontinued Operations          .02           .12
  Gain on the Sale of Discontinued
    Operations                                   .71             -
  Cumulative Effect of Change in
    Accounting Principle                         .67             -
                                         -----------    ----------
  Net Earnings                           $      1.89    $      .10
                                         ===========    ==========

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)

                                            Three Months Ended
                                            __________________

                                           1/29/94      1/30/93
                                           _______      _______

Cash Flows From Operating Activities:
  Net Earnings                            $    1,203   $         4
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Depreciation and Amortization            2,332         2,318
      Deferred Income Taxes                    1,180            71
      Changes in Working Capital:
        Accounts Receivable                  (10,143)       (7,745)
        Inventories                           29,694        20,643
        Off-Season Reserve                   (3,587)       (2,426)
        Other Current Assets                     485            80
        Income Taxes                         (1,819)         (517)
        Accounts Payable and
          Accrued Expenses                   (9,906)      (13,619)
                                           ________      ________
      Net Cash Provided (Used)
        by Operations                         9,439        (1,191)
Cash Flows From Investing Activities:
  Common Stock of Moog                            1             -
  Acquisitions                              (11,670)            -
  Additions to Property, Plant,
    and Equipment                            (2,574)          (51)
                                           ________      ________
    Net Cash Used in Investing
      Activities                            (14,243)          (51)

Cash Flows From Financing Activities:
  Payments and Current Portion of Long-Term
    Debt and Capital Lease Obligations         (160)          830
  Other                                           2           (76)
  Common Stock Retirement                       (38)            -
  Notes Payable                                    -          500
  Dividends Paid                                (12)          (12)
                                         __________    __________
    Net Cash Provided (Used) in
      Financing Activities                     (208)        1,242
                                         __________    __________

Net Decrease in Cash and
  Short-Term Investments                     (5,012)             -

Cash and Short-Term Investments,
Beginning of Period                          11,292            400
                                         __________    ___________
Cash and Short-Term Investments,
  End of Period                          $    6,280    $       400
                                         ==========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)

                                             Six Months Ended
                                             _________________

                                           1/29/94      1/30/93
                                           _______      _______

Cash Flows From Operating Activities:
  Net Earnings                            $    5,615   $       307
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Depreciation and Amortization            4,565         4,765
      Deferred Income Taxes                   (1,256)          (17)
      Gain on Sale of Textile Segment         (3,444)            -
      Changes in Working Capital:
        Accounts Receivable                   (8,952)      (11,190)
        Inventories                          (13,498)      (32,157)
        Off-Season Reserve                    11,270        11,122
        Other Current Assets                    (228)          116
        Income Taxes                            (331)         (404)
        Accounts Payable and
          Accrued Expenses                     8,735        (3,903)
                                          __________      ________
      Net Cash Provided (Used)
        by Operations                          2,476       (31,361)
Cash Flows From Investing Activities:
  Common Stock of Moog                             1             -
  Acquisitions                               (11,670)            -
  Proceeds from Sale of Textile Segment        8,296             -
  Additions to Property, Plant,
    and Equipment                             (4,246)         (548)
                                            ________     _________
    Net Cash Used in Investing
      Activities                              (7,619)         (548)

Cash Flows From Financing Activities:
  Payments and Current Portion of Long-Term
    Debt and Capital Lease Obligations        (1,250)          192
  Other                                           14          (161)
  Common Stock Retirement                     (2,851)            -
  Notes Payable                                    -        24,400
  Dividends Paid                                 (12)          (12)
                                            ________      ________
    Net Cash Provided (Used) in
      Financing Activities                    (4,099)       24,419

Net Decrease in Cash and
  Short-Term Investments                      (9,242)       (7,490)

Cash and Short-Term Investments,
Beginning of Period                           15,522         7,890
                                          __________   ___________
Cash and Short-Term Investments,
  End of Period                           $    6,280   $       400
                                          ==========   ===========

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              January 29, 1994


1.  Consolidated Condensed Financial Statements

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of January 29, 1994 and July 31, 1993 and results of operations for the three and six month periods ended January 29, 1994 and January 30, 1993. All significant intercompany transactions and accounts have been eliminated in consolidation. The July 31, 1993 balance sheet was derived from audited financial statements.

    The results of operations for the three and six month periods ended January 29, 1994 and January 30, 1993 are not necessarily indicative of the results to be expected for the full year.

    The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's financial statements in the 1993 Seneca Foods Corporation Annual Report and 10-K.

    Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Registrant's July 31, 1993 financial report.

2. Primary earnings per share are based on the weighted average number of common shares outstanding, as the effect of common stock equivalents is immaterial. The difference between primary and fully diluted earnings per share is immaterial.

3. Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. The seasonal nature of the Registrant's business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.

4. The Registrant's investment in the common stock of Moog Inc. is carried at the lower of aggregate cost or market. The market value of these securities was $6,964,000 as of January 29, 1994. There were no realized gains or losses during the periods presented. Unrealized gains were $886,000 at January 29, 1994. The Registrant has the ability and intent to hold these securities for the foreseeable future.

5. As reported on a January 1994 8-K, the Registrant acquired certain assets of ERLY Juice, Inc. and WorldMark, Inc.(citrus juice business) which totalled $8,372,000; and Sanofi-Bio Industries, Inc. (industrial juice business) which totalled $3,298,000.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                              January 29, 1994


6. The Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective August 1, 1993. The Statement supersedes A.P.B. No. 11 and SFAS No. 96, "Accounting for Income Taxes," which was not adopted by the Registrant. SFAS #109 uses the liability method of accounting for income taxes where deferred liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of adopting SFAS No. 109 on the Registrant's financial statements was to increase earnings by $2,006,000 ($.66 per share).

    The primary components of temporary differences that give rise to the Registrant's net deferred tax liability, as of August 1, 1993, are as follows:

    Deferred Tax Assets:
      Accrued Expenses                                 $2,373
      Pension                                             238
      Other                                                42
      Valuation Allowance                                   -
                                                       ______
      Total Deferred Tax Assets                         2,653

    Deferred Tax Liabilities:
      Property, Plant, and Equipment (excess
        of book basis over tax basis)                  11,356
      Inventories                                         231
                                                       ______
      Total Deferred Liabilities                       11,587
                                                       ______
    Net Deferred Tax Liability                         $8,934

The Registrant believes that the components of the provision for income taxes and actual effective rate reconciliation will not vary significantly from that previously reported.

The provision for income taxes for the three and six months ended January 30, 1993 is included in the Consolidated Condensed Statements of Income as previously presented.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                              January 29, 1994

Results of Operations:

Sales:

Sales reflect an increase of 12.2% for the first six months versus 1993. The higher sales, in large part, are due to higher canned vegetables selling prices and quantities sold than the previous periods.

Costs and Expenses:

The following table shows cost and expenses as a percentage of sales:

                           Three Months Ended  Six Months Ended
                           __________________  ________________
                           1/29/94  1/30/93   1/29/94  1/30/93
                           _______  _______   _______  _______
Cost of Product Sold          85.1%   87.3%     85.6%    86.4%
Selling                        6.6     7.0       6.9      7.0
Administrative                 3.9     3.2       3.7      3.5
Interest Expense               2.0     2.9       2.2      3.2
                              ____   _____      ____    _____
                              97.6%  100.4%     98.4%   100.1%

Lower Cost of Product Sold percentages (i.e. higher Gross Margins) reflect, in part, higher selling prices for vegetable products than in the prior year due to the floods in the Midwest. The Interest Expense is lower largely due to the debt refinancing and lower inventories.

Income Taxes:

The effective tax rate used in fiscal 1994 is 39% and in fiscal 1993 it is 22%. 1993 is lower than 1994 because of the 1993 loss from continuing operations. The Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective August 1, 1993. See footnotes for details.

Financial Condition:

The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                               For the Quarter     For the Year
                               Ended January       Ended July
                               ______________      ____________
                                1994     1993     1993     1992
                                ____     ____     ____     ____
  Working Capital Balance     $78,402 $79,655   $84,410 $76,650
  Quarter Change               (7,052)  2,086         -       -
  Notes Payable                     -  24,400         -       -
  Long-Term Debt               69,580  76,285    71,534  75,967
  Current Ratio                2.65:1  2.23:1    3.20:1  2.78:1
  Inventory (Average) Turnover    3.3     2.2       2.8     2.9

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION RESULTS OF OPERATIONS (Continued)

                              January 29, 1994


The change in the Working Capital for the quarter from the prior year is largely due to the acquisition of certain assets of ERLY Juice, Inc. and Worldmark, Inc.(see footnote for details) plus capital expenditures in current year with nothing comparable in the prior year. Notes Payable is $24.4 million less than the prior period due to lower inventory which was caused by lower packs in the Midwest due to the wet conditions and due to the higher sales of vegetables. See Consolidated Statements of Cash Flows for further details.

                         PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults on Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit II - (11) Computation of earnings per share

            (b) Reports on Form 8-K - a January 1994 8-K described two acquisitions made by the Registrant (see footnotes for details).
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Seneca Foods Corporation
                                              (Registrant)



                                        /s/Kraig H. Kayser

March 11, 1994                          Kraig H. Kayser
                                        President and
                                        Chief Executive Officer


                                        /s/Jeffrey L. Van Riper

March 11, 1994                          Jeffrey L. Van Riper
                                        Controller and
                                        Chief Accounting Officer