Form 10-Q
period 1994-04-30
SENECA FOODS CORP /NY/
filed 1994-06-13
CIK 88948

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended April 30, 1994    Commission File Number  0-1989

                          Seneca Foods Corporation
           (Exact name of registrant as specified in its charter)

        New York                                           16-0733425
   (State or other jurisdiction of                      (I. R. S. Employer
   incorporation or organization)                     Identification No.)

     1162 Pittsford-Victor Road, Pittsford, New York              14534
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

Yes    X    No


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

       Class                        Shares Outstanding at May 31, 1994

Common Stock, $.25 Par                                        2,798,055

                        PART I FINANCIAL INFORMATION
                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In Thousands of Dollars)

                                                    4/30/94    7/31/93
                                                    -------    -------

ASSETS
Current Assets:

  Cash and Short-term Investments                   $  27,616  $ 15,522
  Accounts Receivable, Net                             26,857    24,398
  Inventories:
    Finished Goods                                     31,845    38,350
    Work in Process                                    16,561    16,366
    Raw Materials                                      22,472    27,870
                                                       70,878    82,586
  Off-Season Reserve (Note 3)                         (4,628)         -
  Deferred Tax (Net) (Note 6)                           2,422         -
  Other Current Assets                                    510       250
    Total Current Assets                              123,655   122,756

Property, Plant and Equipment, Net                     79,465    74,089
Common Stock of Moog Inc. (Note 4)                      6,078     6,079
Other Assets                                              197       214
                                                     $209,395  $203,138


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Notes Payable                                     $       -  $      -
  Accounts Payable                                     19,315    19,742
  Accrued Expenses                                     18,732    12,980
  Income Taxes                                            704       567
  Current Portion of Long-Term Debt and Capital
    Lease Obligations                                   6,784     5,057
    Total Current Liabilities                          45,535    38,346
Long-Term Debt                                         67,520    71,534
Capital Lease Obligations                                 899     1,022
Deferred Income Taxes                                  11,745    10,940
10% Preferred Stock, Series A, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                   10        10
10% Preferred Stock, Series B, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                   10        10
6% Preferred Stock, Voting, Cumulative,
  $.25 Par Value Per Share                                 50        50
Common Stock                                            1,881     1,948
Additional Paid-in Capital                                  -     3,157
Retained Earnings                                      81,745    76,121
    Stockholders' Equity                               83,696    81,296
                                                     $209,395  $203,138

The accompanying notes are an integral part of these financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                      (In Thousands, except Share Data)



                                           Three Months Ended
                                           ------------------
                                           4/30/94       5/1/93
                                           -------       ------

Net Sales                                 $   82,586    $   67,635

Costs and Expenses:
Cost of Product Sold                          70,693        61,280
Selling and Administrative                     7,607         6,833
Interest Expense                               1,447            52
                                              ------        ------
  Total Costs and Expenses                    79,747        68,165

Earnings Before Income Taxes                   2,839         (530)

Income Taxes                                   1,055         (376)

Earnings from Continuing Operations            1,784         (154)

Gain on the Sale of Discontinued Operations       34             -

Earnings from Discontinued Operations             39           406
                                           ---------     ---------
Net Earnings                              $    1,857    $      252
                                           =========     =========
Net Earnings from Continuing Operations
  Applicable to Common Stock              $    1,778    $    (160)
Net Earnings Applicable to
  Common Stock                                 1,851           246
Weighted Average Common
  Shares Outstanding                       2,861,465     3,085,333

Primary and Fully Diluted Earnings Per
  Share of Common Stock (Exhibit II):

  Earnings from Continuing Operations    $       .63    $     (.04)
  Gain on Sale of Discontinued Operations        .01           -
  Earnings from Discontinued Operations          .01           .12
                                          ----------     ---------
  Net Earnings                           $       .65    $      .08
                                          ==========     =========

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                      (In Thousands, except Share Data)
                                             Nine Months Ended
                                             -----------------
                                           4/30/94       5/1/93
                                           -------       ------
Net Sales                                 $  228,369    $  197,596

Costs and Expenses:
Cost of Product Sold                         195,432       173,474
Selling and Administrative                    23,055        20,527
Interest Expense                               4,647         4,224

  Total Costs and Expenses                   223,134       198,225

Earnings Before Income Taxes                   5,235         (629)

Income Taxes                                   1,989         (398)
                                             -------       ------
Earnings from Continuing Operations            3,246         (231)

Earnings from Discontinued Operations             85           790

Gain on the Sale of Discontinued Operations
  Net of Income Taxes (Note 6)                 2,135             -

Cumulative Effect of Change in Accounting
  Principle                                    2,006             -
                                            --------      --------
Net Earnings                              $    7,472    $      559
                                            ========      ========
Net Earnings from Continuing Operations
  Applicable to Common Stock              $    3,229    $    (248)
Net Earnings Applicable to
  Common Stock                                 7,455           542
Weighted Average Common
  Shares Outstanding                       2,933,021     3,090,888
Primary and Fully Diluted Earnings Per
  Share of Common Stock (Exhibit II):
  Earnings from Continuing Operations    $      1.10    $     (.08    )
  Earnings from Discontinued Operations          .03           .26
  Gain on the Sale of Discontinued
    Operations                                   .73             -
  Cumulative Effect of Change in
    Accounting Principle                         .68             -
                                          ----------     ---------
  Net Earnings                           $      2.54    $      .18
                                          ==========     =========

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)

                                            Three Months Ended
                                            ------------------
                                           4/30/94       5/1/93
                                           -------       ------



Cash Flows From Operating Activities:
  Net Earnings                            $    1,857   $       252
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Depreciation and Amortization            2,313         2,265
      Deferred Income Taxes                    2,061         1,583
      Changes in Working Capital:
        Accounts Receivable                    4,888         4,807
        Inventories                           25,292        26,410
        Off-Season Reserve                   (6,642)       (5,064)
        Other Current Assets                    (87)         (138)
        Income Taxes                         (1,954)       (3,339)
        Accounts Payable and
          Accrued Expenses                        59       (4,923)
                                            --------     --------
      Net Cash Provided
        by Operations                         27,787        21,853
Cash Flows From Investing Activities:
  Proceeds from the Sale of Textile Segment       60             -
  Additions to Property, Plant,
    and Equipment                            (3,147)         (143)
                                            -------      --------
    Net Cash Used in Investing
      Activities                             (3,087)         (143)
Cash Flows From Financing Activities:
  Payments and Current Portion of Long-Term
    Debt and Capital Lease Obligations       (1,160)       (1,038)
  Other                                            6            12
  Common Stock Retirement                    (2,210)         (384)
  Notes Payable                                    -      (20,300)
  Dividends Paid                                   -             -
                                            --------      -------
    Net Cash Provided (Used) in
      Financing Activities                   (3,364)      (21,710)

Net Increase in Cash and
  Short-Term Investments                      21,336             -
Cash and Short-Term Investments,
Beginning of Period                            6,280           400
                                           ---------    ----------
Cash and Short-Term Investments,
  End of Period                           $   27,616   $       400
                                           =========    ==========

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)

                                             Nine Months Ended
                                             -----------------
                                           4/30/94       5/1/93
                                           -------       ------

Cash Flows From Operating Activities:
  Net Earnings                            $    7,472   $       559
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Depreciation and Amortization            6,878         7,030
      Deferred Income Taxes                      805         1,566
      Gain on Sale of Textile Segment        (3,444)             -
      Changes in Working Capital:
        Accounts Receivable                  (4,064)       (6,383)
        Inventories                           11,794       (5,747)
        Off-Season Reserve                     4,628         6,058
        Other Current Assets                   (315)          (22)
        Income Taxes                         (2,285)       (3,743)
        Accounts Payable and
          Accrued Expenses                     8,794       (8,826)
                                           ---------      -------
      Net Cash Provided (Used)
        by Operations                         30,263       (9,508)
Cash Flows From Investing Activities:
  Common Stock of Moog                             1             -
  Acquisitions                              (11,664)             -
  Proceeds from Sale of Textile Segment        8,356             -
  Additions to Property, Plant,
    and Equipment                            (7,399)         (691)
                                            -------      --------
    Net Cash Used in Investing
      Activities                            (10,706)         (691)
Cash Flows From Financing Activities:
  Payments and Current Portion of Long-Term
    Debt and Capital Lease Obligations       (2,410)         (846)
  Other                                           20         (149)
  Common Stock Retirement                    (5,061)         (384)
  Notes Payable                                    -         4,100
  Dividends Paid                                (12)          (12)
                                            -------       -------
    Net Cash Provided (Used) in
      Financing Activities                   (7,463)         2,709
Net Increase (Decrease) in Cash and
  Short-Term Investments                      12,094       (7,490)
Cash and Short-Term Investments,
Beginning of Period                           15,522         7,890
                                           ---------    ----------
Cash and Short-Term Investments,
  End of Period                           $   27,616   $       400
                                           =========    ==========

The accompanying notes are an integral part of these condensed financial statements.

                   SENECA FOODS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                April 30, 1994

1.  Consolidated Condensed Financial Statements

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of April 30, 1994 and July 31, 1993 and results of operations for the three and nine month periods ended April 30, 1994 and May 1, 1993. All significant intercompany transactions and accounts have been eliminated in consolidation. The July 31, 1993 balance sheet was derived from audited financial statements.

    The results of operations for the three and nine month periods ended April 30, 1994 and May 1, 1993 are not necessarily indicative of the results to be expected for the full year.

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

4. The Registrant's investment in the common stock of Moog Inc. is carried at the lower of aggregate cost or market. The market value of these securities was $6,903,000 as of April 30, 1994. There were no realized gains or losses during the periods presented. Unrealized gains were $824,000 at April 30, 1994. The Registrant has the ability and intent to hold these securities for the foreseeable future.
                   SENECA FOODS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                April 30, 1994


5. As reported on a January 1994 8-K, the Registrant acquired certain assets of ERLY Juice, Inc. and WorldMark, Inc.(citrus juice business) which totalled $8,372,000; and Sanofi-Bio Industries, Inc. (industrial juice business) which totalled $3,298,000.

6. The Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective August 1, 1993. The Statement supersedes A.P.B. No. 11 and SFAS No. 96, "Accounting for Income Taxes," which was not adopted by the Registrant. SFAS #109 uses the liability method of accounting for income taxes where deferred liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of adopting SFAS No. 109 on the Registrant's financial statements was to increase earnings by $2,006,000 ($.68 per share).

    The primary components of temporary differences that give rise to the Registrant's net deferred tax liability, as of August 1, 1993, are as follows:

    Deferred Tax Assets:
      Accrued Expenses                                 $2,373
      Pension                                             238
      Other                                                42
      Valuation Allowance                                   -
                                                        -----
      Total Deferred Tax Assets                         2,653

    Deferred Tax Liabilities:
      Property, Plant, and Equipment (excess
        of book basis over tax basis)                  11,356
      Inventories                                         231
                                                       ------
      Total Deferred Liabilities                       11,587
                                                       ------
    Net Deferred Tax Liability                         $8,934
                                                       ======

The Registrant believes that the components of the provision for income taxes and actual effective rate reconciliation will not vary significantly from that previously reported.

The provision for income taxes for the three and nine months ended April 30, 1993 is included in the Consolidated Condensed Statements of Income as previously presented.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                April 30, 1994

Results of Operations:

Sales:

Sales reflect an increase of 15.5% for the first nine months versus 1993. The higher sales, in large part, are due to higher canned vegetables selling prices and quantities sold than the previous periods and the Citrus Juice Business acquisition (see footnotes for details).

Costs and Expenses:

The following table shows cost and expenses as a percentage of sales:

                           Three Months Ended Nine Months Ended

                           4/30/94   5/1/93   4/30/94   5/1/93

Cost of Product Sold          85.5%   90.5%     85.6%    87.9%
Selling                        6.7     6.7       6.8      6.9
Administrative                 2.6     3.4       3.3      3.4
Interest Expense               1.8     0.1       2.0      2.1
                              ----   -----      ----    -----
                              96.6%  100.7%     97.7%   100.3%

Lower Cost of Product Sold percentages (i.e. higher Gross Margins) reflect, in part, higher selling prices for vegetable products than in the prior year due to the floods in the Midwest. Administrative percent of sales is down mostly due to 22% higher sales in the quarter than last year. Interest Expense is lower last year due to Interest Income received from an IRS settlement during the quarter in the prior year.

Income Taxes:

The effective tax rate used in fiscal 1994 is 38% and in fiscal 1993 it is 63%. 1993 is higher than 1994 because of the 1993 loss from continuing operations. The Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective August 1, 1993. See footnotes for details.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION RESULTS OF OPERATIONS (Continued)

                                April 30, 1994

Financial Condition:

The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                               For the Quarter     For the Year
                                Ended April        Ended July
                                1994     1993     1993     1992
  Working Capital Balance     $78,120 $82,088   $84,410 $76,650
  Quarter Change               (282)    2,433         -       -
  Notes Payable                     -   4,100         -       -
  Long-Term Debt and Leases    68,419  75,133    71,534  75,967
  Current Ratio                2.72:1  3.27:1    3.20:1  2.78:1
  Inventory (Average) Turnover    3.0     1.8       2.8     2.9

The change in the Working Capital for the quarter from the prior year is largely due to the capital expenditures and common stock retirements in the current year with substantially less of these items in the prior year. Notes Payable is $24.4 million less than the prior period due to lower inventory which was caused by lower packs in the Midwest due to the wet conditions and due to the higher sales of vegetables. See Consolidated Statements of Cash Flows for further details.

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

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit II - (11) Computation of earnings per share

            (b) Reports on Form 8-K - none during the quarter.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Seneca Foods Corporation
                                              (Registrant)



                                        /s/Kraig H. Kayser

June 10, 1994                           Kraig H. Kayser
                                        President and
                                        Chief Executive Officer


                                        /s/Jeffrey L. Van Riper

June 10, 1994                           Jeffrey L. Van Riper
                                        Controller and
                                        Chief Accounting Officer