Form 10-K
period 1994-07-31
SENECA FOODS CORP /NY/
filed 1994-10-24
CIK 88948

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended July 31, 1994       Commission File Number 0-1989

                            SENECA FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

     New York                                  16-0733425
(State or other jurisdiction of              (I.R.S. Employer Identification
No.)
incorporation or organization)

1162 Pittsford-Victor Road, Pittsford, New York   14534
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code               (716)385-9500


Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange on
Title of Each Class                               Which Registered

   None                                           None

Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, $.25 Par
                                (Title of Class)

Check mark indicates whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes          No   X

The aggregate market value of the Registrant's voting securities held by non-affiliates based on the closing sales price per market reports by the National Market System on September 30, 1994 was approximately $65,719,000.

Common shares outstanding as of September 30, 1994 were 2,796,555.

Documents Incorporated by Reference:

(1) Proxy Statement to be issued prior to October 31, 1994, in connection with the registrant's annual meeting of stockholders applicable to Part I, Item 4 and Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended July 31, 1994 applicable to Part II, Items 5-8 and Part IV, Item 14 of Form 10-K.
                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 1994
                            SENECA FOODS CORPORATION
PART I
     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Equity Security Holders

PART II.

     Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
     Item 6.   Selected Financial Data
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 8.   Financial Statements and Supplementary Data
     Item 9.   Changes in and Disagreements on Accounting and Financial
               Disclosure

PART III.


     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


SIGNATURES
                                  PART I
                                  Item 1

                                 Business

General Development of Business

SENECA FOODS CORPORATION (herein referred to as the "Company") was organized in 1949 and incorporated under the laws of the State of New York. On December 20, 1993 the Company acquired certain assets of ERLY Juice, Inc. and WorldMark, Inc. This included manufacturing facilities located in Eau Claire, Michigan. Most of the products are sold under the TreeSweet(r) brand. In an unrelated transaction Seneca acquired the Wapato, Washington juice ingredients business of Sanofi Bio-Industries, Inc. on November 30, 1993. The Company's textile division was sold during August 1993.

Financial Information About Industry Segments

The Company's business activities are conducted in food and non-food segments. The food segment is food processing. The non-food segment is an air charter service.

                     Narrative Description of Business

                      Principal Products and Markets

Food Processing

The principal products of this segment include grape products, apple products, and vegetables. The products are canned, bottled, and frozen and are sold to retail and institutional markets. The Company has divided the United States into four major marketing sections: Eastern, Southern, Northwestern, and Southwestern. Plant locations in New York, North Carolina, and Washington provide ready access to the domestic sources of grapes and apples necessary to support marketing efforts in their respective sections of the country. There is also a newly acquired bottling plant in Michigan. Vegetable operations are primarily supported by plant locations in New York, Wisconsin, and Minnesota. In addition, the Company operates a mushroom canning facility in Pennsylvania.

The following summarizes net sales by major category for the three years ended July 31, 1994, 1993, and 1992.

                                    1994                1993                1992
                                                   (In thousands)

          Vegetable           $  145,010           $ 132,459          $  151,169
          Apple                   78,453              71,748              78,361
          Grape                   17,457              19,058              19,457
          Other                   45,334              30,205              26,844
                              __________           _________          __________
          Total               $  286,254           $ 253,470          $  275,831

Other

Seneca  Flight  Operations  provides  air  charter  service  primarily   to
industries in upstate New York.

                  Source and Availability of Raw Material

Food Processing

The Company's food processing plants are located in major vegetable, grape, and apple producing states. Fruits and vegetables are primarily obtained through contracts with growers. Apple concentrate is purchased domestically and abroad to supplement raw fruit purchased under contract. The Company's sources of supply are considered equal or superior to its competition for all of its food products.


                             Seasonal Business

Food Processing

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are usually offsetting to some extent. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing of the Company's sales and earnings. An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings. This is zero at fiscal year end.


                                  Backlog

Food Processing

In the food processing business the end of year sales order backlog is not considered meaningful. Traditionally, larger customers provide tentative bookings for their expected purchases for the upcoming season. These bookings are further developed as data on the expected size of the related national harvests becomes available. In general these bookings serve as a yardstick, rather than as a firm commitment, since actual harvest results can vary notably from early estimates. In actual practice, the Company has substantially all of its expected seasonal production identified to potential sales outlets before the seasonal production is completed.

                         Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality service, and pricing being the major determinants in the Company's relative market position. Except for the Seneca apple and grape products and Libby's vegetable products data mentioned below, no reliable statistics are available to establish the exact market position of the Company's own food products. During the past year approximately 43% of the Company's processed foods were packed for retail customers under the Company branded labels of Libby's(r), TreeSweet(r), and Seneca(r). About 18% of the processed foods were packed for institutional food distributors and the remaining 39% of processed foods were retail packed under the private label of customers. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source. The principal branded products are Seneca Frozen Apple Juice Concentrate, rated the number one seller nationally, Seneca Frozen Natural Grape Juice
Concentrate, Seneca applesauce, and Libby's canned vegetable products which rate among the top five national brands.


                         Environmental Protection

Environmental protection is an area that has been worked on most diligently at each food processing facility. In all locations the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards. The Company does not expect any material capital expenditures to comply with environmental regulations in the near future.

                                Employment

          Food processing -  Full time            1,409
                          -  Seasonal             1,567
                                                  2,976
                          -  Other                  115
                                                  _____
                                                  3,091


                            Foreign Operations

Export sales for the Company are a relatively small portion (less than 3%) of the food processing sales.


                                  Item 2

                                Properties

The Company has ten food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,067,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package fruit and vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Five other processing, packaging, and warehousing facilities are located in the states of North Carolina (208,000 square feet), Pennsylvania (39,000 square feet) and in Washington (263,000 square feet). Processing operations in North Carolina are primarily devoted to apple juice products; in Washington, grape juice, apple juice and sauce; and in Pennsylvania, mushroom canning and warehousing.

One facility in Minnesota, one facility in Michigan, and four facilities in Wisconsin provide approximately 1,795,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

The Company owns three food distribution facilities in Massachusetts and New York totaling approximately 400,000 square feet which are leased out to another company through 1995-97.

Substantially all of the properties are well maintained and equipped with modern machinery. All locations, although highly utilized, have the ability to expand as sales requirements justify. Because of the seasonal production cycles the exact extent of utilization is difficult to measure. In certain circumstances the theoretical full efficiency levels are being reached; however, expansion of the number of production days or hours could increase the output by up to 20% for a season.

See Note 6 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company's lease commitments.
                                  Item 3

                             Legal Proceedings

The Company is not involved in any material legal proceedings.


                                  Item 4

        Submission of Matters to a Vote of Equity Security Holders

Additional information will be filed separately with the Commission, pursuant to Regulation 14A, in the Proxy Statement.

                                  PART II

                                  Item 5

   Market for the Registrant's Common Stock and Related Security Holder
                                  Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock.

In addition, refer to the 1994 Annual Report, page 16, "Shareholder
Information".


                                  Item 6

                          Selected Financial Data

Refer to the 1994 Annual Report page 3, "Five Year Selected Financial
Data".


                                  Item 7

Management's Discussion and Analysis of Financial Condition and Results of
                                Operations

Refer to the 1994 Annual Report page 4, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                  Item 8

                Financial Statements and Supplementary Data

Refer to the 1994 Annual Report pages 5 through 14, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report".


                                  Item 9

    Changes in and Disagreements on Accounting and Financial Disclosure

None.


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of
  Seneca Foods Corporation
Rochester, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of July 31, 1994 and 1993, and for each of the three years in the period ended July 31, 1994, and have issued our report thereon dated September 24, 1994; which report includes an explanatory paragraph as to a change in accounting for income taxes; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference.
Our audits also included the consolidated financial statement schedules of Seneca Foods Corporation and subsidiaries, listed in Item 14(A)(2). These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/S/Deloitte & Touche LLP


Rochester, New York
September 24, 1994



                                 PART III


                                  Item 10

            Directors and Executive Officers of the Registrant



                                  Item 11

                          Executive Compensation


                                  Item 12

      Security Ownership of Certain Beneficial Owners and Management


                                  Item 13

              Certain Relationships and Related Transactions

Information required by Items 10 through 13 will be filed separately with the Commission, pursuant to Regulation 14A, in a definitive proxy statement involving the election of directors.

                                  PART IV


                                  Item 14

     Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.   Exhibits and Financial Statement Schedules

1. Financial Statement Schedules - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended July 31, 1994, are incorporated by reference in Item 8:

          Consolidated Statements of Net Earnings - July 31, 1994, 1993, and 1992

          Consolidated Balance Sheets - July 31, 1994 and 1993

          Consolidated Statements of Cash Flows - July 31, 1994, 1993, and
          1992

          Consolidated Statements of Stockholders' Equity - July 31, 1994, 1993, and 1992

          Notes to Consolidated Financial Statements - July 31, 1994, 1993, and 1992

          Independent Auditors' Report



2. Supplemental Schedules:

   Schedule I  -    Marketable Securities - Other Investments
   Schedule V  -    Property, Plant, and Equipment
   Schedule VI -    Accumulated Depreciation and Amortization
                       of Property, Plant, and Equipment
   Schedule VIII    -           Valuation and Qualifying Accounts
   Schedule X  -    Supplementary Income Statement Information

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.   Exhibits:

     No. 3 -Articles of Incorporation and By-Laws - Incorporated by reference to the Company's 10-Q filed October, 1992.

     No. 4   -Articles defining the rights of security holders -
             Incorporated by reference to the Company's 10-Q filed October, 1992. The Company will furnish, upon request to the SEC, a copy of any instrument defining the rights of any holder of Long-Term Debt.

     No. 11  -Computation of Earnings per Share

     No. 13 -1994 Annual Report to Shareholders, incorporated by reference and filed herewith.

     No. 22  -List of Subsidiaries


B. Reports on Form 8-K

None filed during this period.

                                Schedule I

                 MARKETABLE SECURITIES - OTHER INVESTMENTS
                       (In thousands, except shares)

                                                        Amount at which
                                         Market value   portfolio of equity
Name of issuer                           of each issue  security issues is
and title of                             at balance     carried in the
each issue    Number of shares    Cost   sheet date     balance sheet

MARKETABLE SECURITIES
  None

OTHER INVESTMENTS
     Common Stocks:
 Moog Inc. Class A   714,600   $   5,363      $  6,074        $5,363
 Moog Inc. Class B    55,900         716           713           716
                               $   6,079      $  6,787        $6,079

                                   Schedule V

                         PROPERTY, PLANT, AND EQUIPMENT
                                 (In thousands)
                                Balance at                                                                  Balance
                                beginning                    Additions                                       at end
                                of period                      at cost        Retirements      Other       of period

Year ended July 31, 1994:
     Land                      $   4,526                    $     93          $     -       $   95(b)     $   4,714
     Buildings                    50,582                         246              844        1,478(b)        51,462
     Machinery and equipment     112,628                       9,045            2,097        3,289(b)       122,865
                               _________                    ________          _______       ______
                               $ 167,736                    $  9,384          $ 2,941       $4,862        $ 179,041

Year ended July 31, 1993:
     Land                      $   4,426                    $    100          $     -       $    -        $   4,526
     Buildings                    50,427                          48               22          129(a)        50,582
     Machinery and equipment     112,031                       1,575              849         (129)(a)      112,628
                               _________                    ________          _______       ______        _________
                               $ 166,884                    $  1,723          $   871       $    -        $ 167,736

Year ended July 31, 1992:
     Land                      $   4,426                    $      -          $     -       $    -        $   4,426
     Buildings                    50,146                         115                -          166(a)        50,427
     Machinery and equipment     104,516                       8,587              906         (166)(a)      112,031
                               _________                    ________          _______       _______       _________
                               $ 159,088                    $  8,702          $   906       $    -        $ 166,884

(a) reclassifications
(b) acquisitions

                                   Schedule VI
                          ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                                 (In thousands)

                                        Balance at                                                          Balance
                                        beginning           Charged to                                       at end
                                        of period           expense         Retirements      Other          of period
Year ended July 31, 1994:
     Buildings                          $ 19,183            $  1,727          $   825       $  (5)        $  20,080
     Machinery and equipment              74,464               7,526            1,250           5            80,745
                                        ________            ________          _______       _____         _________
                                        $ 93,647            $  9,253          $ 2,075       $   -         $ 100,825

Year ended July 31, 1993:
     Buildings                          $ 17,471            $  1,718          $     6       $   -         $  19,183
     Machinery and equipment              67,695               7,552              783           -            74,464
                                        ________            ________          _______       _____         _________
                                        $ 85,166            $  9,270          $   789       $   -         $  93,647

Year ended July 31, 1992:
     Buildings                          $ 15,607            $  1,864          $     -       $   -         $  17,471
     Machinery and equipment              60,727               7,778              810           -            67,695
                                        ________            ________          _______       ______        _________
                                        $ 76,334            $  9,642          $   810       $   -         $  85,166

                                  Schedule VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)
                                        Balance at                      Charged to    Deductions       Balance
                                        beginning      Charged to            other          from        at end
                                        of period          income         accounts       reserve      of period

Year ended July 31, 1994:
     Allowance for doubtful accounts    $    435        $   (213)        $     -        $    39(a)     $   183

Year ended July 31, 1993:
     Allowance for doubtful accounts    $    281        $     182        $     -        $    28(a)     $   435

Year ended July 31, 1992:
     Allowance for doubtful accounts    $    285        $     448        $     -        $   452(a)     $   281


(a)Accounts written off, net of recoveries.


                                   Schedule X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)


                                          Charged to costs and expenses

Years ended July 31,                     1994           1993           1992

Maintenance and repairs             $  17,172      $  10,791     $   11,349


The amounts for taxes, other than payroll and income taxes, and advertising are omitted because they are less than 1% of Net Sales.



                      SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SENECA FOODS CORPORATION



                    By/s/     Jeffrey L. Van Riper
October 21, 1994
                              Jeffrey L. Van Riper
                              Controller and Secretary
                              (Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                     Title                    Date


/s/Arthur S. Wolcott        Chairman and Director       October 21, 1994
Arthur S. Wolcott



/s/Kraig H. Kayser          President, Chief Executive  October 21, 1994
Kraig H. Kayser             Officer, and Director


/s/Devra A. Bevona          Treasurer                   October 21, 1994
Devra A. Bevona



/s/Jeffrey L. Van Riper     Controller and Secretary    October 21, 1994
Jeffrey L. Van Riper        (Principal Accounting
Officer)


Continued



/s/Robert T. Brady          Director                    October 21, 1994
Robert T. Brady


/s/David L. Call            Director                    October 21, 1994
David L. Call


/s/Edward O. Gaylord        Director                     October 21, 1994
Edward O. Gaylord


/s/G. Brymer Humphreys      Director                     October 21, 1994
G. Brymer Humphreys


/s/Susan W. Stuart          Director                     October 21, 1994
Susan W. Stuart