Form 10-Q
period 1994-10-29
SENECA FOODS CORP /NY/
filed 1994-12-12
CIK 88948

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended October 29, 1994    Commission File Number  0-1989

                          Seneca Foods Corporation
           (Exact name of registrant as specified in its charter)

        New York                                           16-0733425
   (State or other jurisdiction of                      (I. R. S. Employer
   incorporation or organization)                     Identification No.)

     1162 Pittsford-Victor Road, Pittsford, New York              14534
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

Yes         No     X


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

    Class                        Shares Outstanding at November 30, 1994

 Common Stock, $.25 Par                   2,796,555

                        PART I FINANCIAL INFORMATION
                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In Thousands of Dollars)
                                                    10/29/94    7/31/94
                                                    ________    _______
ASSETS
Current Assets:
  Cash and Short-term Investments                   $   2,514  $  2,325
  Accounts Receivable, Net                             35,274    18,651
  Inventories:
    Finished Goods                                    103,609    46,530
    Work in Process                                    22,938    17,980
    Raw Materials                                      16,224    28,200
                                                      _______   _______
                                                      142,771    92,710
  Off-Season Reserve (Note 3)                         (16,181)        -
  Deferred Tax (Net) (Note 6)                           1,194     1,194
  Other Current Assets                                  2,425     1,233
                                                      _______   _______
    Total Current Assets                              167,997   116,113

Property, Plant and Equipment, Net                     79,877    78,216
Common Stock of Moog Inc. (Note 4)                      6,483     6,079
Other Assets                                              191       193
                                                      _______   _______
                                                     $254,548  $200,601
                                                      =======   =======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                     $  38,700  $  1,600
  Accounts Payable                                     42,970    31,829
  Accrued Expenses                                     18,223    13,541
 Current Portion of Long-Term Debt and Capital
    Lease Obligations                                   6,233     6,349
                                                      _______   _______
    Total Current Liabilities                         106,126    53,319
Long-Term Debt                                         50,576    50,619
Capital Lease Obligations                                 832       857
Deferred Income Taxes                                  10,741    10,521
10% Preferred Stock, Series A, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                   10        10
10% Preferred Stock, Series B, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                   10        10
6% Preferred Stock, Voting, Cumulative,
  $.25 Par Value Per Share                                 50        50
Common Stock                                            1,880     1,880
Net Unrealized Gain on Noncurrent Securities              255         -
Retained Earnings                                      84,068    83,335
                                                      _______   _______
    Stockholders' Equity                               86,273    85,285
                                                      _______   _______
                                                     $254,548  $200,601
                                                      =======   =======

The accompanying notes are an integral part of these financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                      (In Thousands, except Share Data)

                                             Three Months Ended
                                             __________________
                                           10/29/94     10/30/93
                                           ________     ________
Net Sales                                 $   88,827    $   62,003

Costs and Expenses:
Cost of Product Sold                          77,982        53,385
Selling, General, and Administrative           8,240         6,637
Interest Expense                               1,441         1,557
                                             _______       _______
  Total Costs and Expenses                    87,663        61,579

Earnings Before Income Taxes                   1,164           424

Income Taxes                                     431           165
                                              ______        ______
Earnings from Continuing Operations              733           259

Earnings from Discontinued Operations              -            46
Gain on the Sale of Discontinued Operations
  Net of Income Taxes of $1,343                    -         2,101
Cumulative Effect of Change in Accounting
  Principle                                        -         2,006
                                             _______       _______
Net Earnings                              $      733    $    4,412
                                             =======       =======
Net Earnings from Continuing Operations
  Applicable to Common Stock              $      727    $      253
Net Earnings Applicable to
  Common Stock                                   727         4,406
Weighted Average Common
  Shares Outstanding                       2,796,555     3,018,666

Primary and Fully Diluted Earnings Per
  Share of Common Stock (Exhibit II):

  Earnings from Continuing Operations    $       .26    $      .08
  Earnings from Discontinued Operations            -           .02
  Gain on the Sales of Discontinued
    Operations                                     -           .70
  Cumulative Effect of Change in
    Accounting Principle                           -           .66
                                            ________      ________
  Net Earnings                           $       .26    $     1.46
                                            ========      ========

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)
                                            Three Months Ended
                                            __________________
                                           10/29/94     10/30/93
                                           ________     ________
Cash Flows From Operating Activities:
  Net Earnings                            $      733   $     4,412
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Depreciation and Amortization            2,598         2,233
      Deferred Income Taxes                      220        (2,436)
      Gain on the Sale of Discontinued
        Operations                                 -        (3,444)
      Changes in Working Capital:
        Accounts Receivable                  (16,403)        1,157
        Inventories                          (48,698)      (43,165)
        Off-Season Reserve                    16,181        14,857
        Other Current Assets                  (1,464)         (765)
        Income Taxes                             272         1,488
        Accounts Payable and
          Accrued Expenses                    15,809        18,640
                                            ________      ________
      Net Cash Used by Operations            (30,752)       (7,023)
Cash Flows From Investing Activities:
  Acquistion                                  (3,769)            -
  Proceeds from Sale of Segment                    -         8,356
  Common Stock of Moog                          (149)            -
  Additions to Property, Plant,
    and Equipment                             (2,059)       (1,672)
                                             _______       _______
    Net Cash Provided (Used) in Investing
      Activities                              (5,977)        6,684
Cash Flows From Financing Activities:
  Payments and Current Portion of Long-Term
    Debt and Capital Lease Obligations          (184)       (1,090)
  Other                                            2            12
  Common Stock Retirement                          -        (2,813)
  Notes Payable                               37,100             -
                                             _______       _______
    Net Cash Provided (Used) in
      Financing Activities                    36,918        (3,891)

Net Decrease in Cash and Short-
  Term Investments                               189        (4,230)
Cash and Short-Term Investments,
Beginning of Period                            2,325        15,522
                                             _______       _______
Cash and Short-Term Investments,
  End of Period                           $    2,514   $    11,292
                                             =======       =======

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              October 29, 1994

1.  Consolidated Condensed Financial Statements


    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of October 29, 1994 and July 31, 1994 and results of operations for the three month periods ended October 29, 1994 and October 30, 1993. All significant intercompany transactions and accounts have been eliminated in consolidation. The July 31, 1994 balance sheet was derived from audited financial statements.

    The results of operations for the three month periods ended October 29, 1994 and October 30, 1993 are not necessarily indicative of the results to be expected for the full year.

    The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's financial statements in the 1994 Seneca Foods Corporation Annual Report and 10-K.

    Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Registrant's July 31, 1994 financial report.

2. Primary earnings per share are based on the weighted average number of common shares outstanding, as the effect of common stock equivalents is immaterial. The difference between primary and fully diluted earnings per share is immaterial.

3. Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. The seasonal nature of the Registrant's Food Processing segment results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.


4. The Registrant's investment in the common stock of Moog Inc. is carried at market value as required by SFAS 115 which the Company implemented effective this year. The market value of these securities was $6,483,000 as of October 29, 1994. There were no realized gains or losses during the periods presented. Unrealized gains were $404,000 at October 29, 1994. The Registrant has the ability and intent to hold these securities for the foreseeable future.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              October 29, 1994

5. The Registrant acquired the assets of M. C. Snack, Inc. of Yakima, Washington, a snack food maker of apple chips under the Nature's Favorite Brand for $3,769,000 during August 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                              October 29, 1994

Results of Operations:

Sales:
Sales reflect an increase of 43.3% for the first three months versus 1993. The higher sales, in large part, are due to higher canned vegetables quantities sold than the previous period and acquisitions made within the last year.

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:

                                            Three Months Ended
                                            __________________
                                            10/29/94   10/30/93
                                            ________   ________

Cost of Product Sold                            87.9%    86.1%
Selling                                          6.4      7.2
Administrative                                   2.8      3.5
Interest Expense                                 1.6      2.5
                                                ____     ____
                                                98.7%    99.3%
                                                ====     ====


Higher Cost of Product Sold percentages (i.e. lower Gross Margins) reflect, in part, lower selling prices for vegetable products than in the prior year due to the relatively high packs of vegetables throughout the U. S. after the previous year which saw unprecidented floods in the Midwest. The Interest Expense is lower largely due to the debt refinancing and higher sales.

Income Taxes:
The effective tax rate used in fiscal 1995 is 37% and in fiscal 1994 it is 39%.

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                               For the Quarter     For the Year
                               Ended October       Ended July
                               _______________     ____________
                                1994     1993     1994     1993
                                ____     ____     ____     ____
  Working Capital Balance     $61,871 $85,454   $62,794 $84,410
  Quarter Change                 (923)  1,044         -       -
  Notes Payable                38,700       -         -       -
  Long-Term Debt               50,576  70,461    50,619  71,534
  Current Ratio                1.58:1  2.55:1    2.18:1  3.20:1
  Inventory (Average) Turnover    2.6     2.1       2.8     2.8

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                              October 29, 1994


The change in the Working Capital for the quarter from the prior year is largely due to acquisition of M. C. Snack assets (see footnotes for details) in the current year. The sale of the Textile Segment more than offset the Common Stock Retirement and other items in the prior year. Notes Payable is $38.7 million greater than the prior period due to high vegetable pack in the current year and the low vegetable pack in the previous year which was caused by the Midwest's flood conditions plus the acquisitions made over the last year. See Consolidated Statements of Cash Flows for further details.

                         PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults on Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of the Registrant was held on December 3, 1994 and the following were the voting results: (1) Management's nominees for Director positions were elected, (2) a management proposal to ratify the appointment of Deloitte & Touche as independent auditors was adopted.

Item 5.     Other Information

            A December 8, 1994 Press Release announced the signing of a long-term agreement with the Green Giant division of Pillsbury that makes the Registrant the primary processor of the Green Giant vegetable line. In connection with the transaction, the Registrant is acquiring six Green Giant production facilities for $72 millon (see Exhibit III attached).

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 11 - (11) Computation of earnings per share

            (b) Exhibit 27 - (27) Financial Data Schedules

            (c) Exhibit 99 - (99) December 8, 1994 Press Release.

            (d) Reports on Form 8-K - None during the quarter.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Seneca Foods Corporation
                                              (Registrant)



                                        /s/Kraig H. Kayser
                                        _______________________
December 9, 1994                        Kraig H. Kayser
                                        President and
                                        Chief Executive Officer


                                        /s/Jeffrey L. Van Riper
                                        ________________________
December 9, 1994                        Jeffrey L. Van Riper
                                        Controller and
                                        Chief Accounting Officer