Form 10-Q
SENECA FOODS CORP /NY/
filed 1995-03-14
CIK 88948

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended January 28, 1995    Commission File Number  0-1989

                          Seneca Foods Corporation
           (Exact name of registrant as specified in its charter)

        New York                                           16-0733425
   (State or other jurisdiction of                      (I. R. S. Employer
   incorporation or organization)                     Identification No.)

     1162 Pittsford-Victor Road, Pittsford, New York              14534
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

    Class                        Shares Outstanding at February 28, 1995

 Common Stock, $.25 Par                   2,796,555

                        PART I FINANCIAL INFORMATION
                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In Thousands of Dollars)
                                                     1/28/95     7/31/94
                                                     _______     _______
ASSETS

Current Assets:
  Cash and Short-term Investments                   $     976  $  2,325
  Accounts Receivable, Net                             30,276    18,651
  Inventories:
    Finished Goods                                     76,303    46,530
    Work in Process                                    22,978    17,980
    Raw Materials                                      26,074    28,200
                                                      _______   _______
                                                      125,355    92,710
  Off-Season Reserve (Note 3)                        (11,314)         -
  Deferred Tax (Net)                                    1,194     1,194
  Other Current Assets                                    719     1,233
                                                      _______   _______
    Total Current Assets                              147,206   116,113

Property, Plant and Equipment, Net                     87,823    78,216
Common Stock of Moog Inc. (Note 4)                      7,393     6,079
Other Assets                                              188       193
                                                      _______   _______
                                                     $242,610  $200,601
                                                      =======   =======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                     $  45,360  $  1,600
  Accounts Payable                                     27,454    31,829
  Accrued Expenses                                     15,928    13,541
 Current Portion of Long-Term Debt and Capital
    Lease Obligations                                   6,110     6,349
                                                       ______    ______
    Total Current Liabilities                          94,852    53,319
Long-Term Debt                                         48,866    50,619
Capital Lease Obligations                                 807       857
Deferred Income Taxes                                  11,092    10,521
10% Preferred Stock, Series A, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                   10        10
10% Preferred Stock, Series B, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                   10        10
6% Preferred Stock, Voting, Cumulative,
  $.25 Par Value Per Share                                 50        50
Common Stock                                            1,880     1,880
Net Unrealized Gain on Noncurrent Securities              828         -
Retained Earnings                                      84,215    83,335
                                                      _______   _______
    Stockholders' Equity                               86,993    85,285
                                                      _______   _______
                                                     $242,610  $200,601
                                                      =======   =======

The accompanying notes are an integral part of these financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                      (In Thousands, except Share Data)

                                            Three Months Ended

                                           1/28/95      1/29/94
                                           _______      _______

Net Sales                                 $   87,935    $   83,780

Costs and Expenses:
Cost of Product Sold                          77,582        71,354
Selling and Administrative                     8,289         8,811
Interest Expense                               1,812         1,643
                                              ______        ______
  Total Costs and Expenses                    87,683        81,808
                                              ______        ______
Earnings Before Income Taxes                     252         1,972

Income Taxes                                      93           769
                                              ______        ______
Net Earnings                              $      159    $    1,203
                                              ======        ======
Net Earnings Applicable to
  Common Stock                                   153         1,197
                                              ======        ======
Weighted Average Common
  Shares Outstanding                       2,796,555     2,918,199
                                           =========     =========
Primary and Fully Diluted Earnings Per
  Share of Common Stock (Exhibit II):

Net Earnings                             $       .05    $      .41
                                            ========      ========

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                      (In Thousands, except Share Data)

                                              Six Months Ended

                                           1/28/95      1/29/94
                                           _______      _______

Net Sales                                 $  176,762    $  145,783
Costs and Expenses:
Cost of Product Sold                         155,564       124,739
Selling and Administrative                    16,529        15,448
Interest Expense                               3,253         3,200
                                             _______       _______
  Total Costs and Expenses                   175,346       143,387

Earnings Before Income Taxes                   1,416         2,396

Income Taxes                                     524           934
                                             _______       _______
Earnings from Continuing Operations              892         1,462

Earnings from Discontinued Operations              -            46

Gain on the Sale of Discontinued Operations
  Net of Income Taxes (Note 6)                     -         2,101

Cumulative Effect of Change in Accounting
  Principle                                        -         2,006
                                            ________      ________
Net Earnings                              $      892    $    5,615
                                            ========      ========
Net Earnings from Continuing Operations
  Applicable to Common Stock              $      880    $    1,450
                                            ========      ========
Net Earnings Applicable to
  Common Stock                            $      880    $    5,603
                                            ========      ========
Weighted Average Common
  Shares Outstanding                       2,796,555     2,968,466
                                           =========     =========
Primary and Fully Diluted Earnings Per
  Share of Common Stock (Exhibit II):

  Earnings from Continuing Operations    $       .31    $      .49
  Earnings from Discontinued Operations            -           .02
  Gain on the Sale of Discontinued
    Operations                                     -           .71
  Cumulative Effect of Change in
    Accounting Principle                           -           .67
                                            ________      ________
  Net Earnings                           $       .31    $     1.89
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

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)
                                            Three Months Ended

                                           1/28/95      1/29/94
                                           _______      _______

Cash Flows From Operating Activities:
  Net Earnings                            $      159   $     1,203
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Depreciation and Amortization            2,495         2,332
      Deferred Income Taxes                      351         1,180
      Changes in Working Capital:
        Accounts Receivable                    4,998       (10,143)
        Inventories                           17,416        29,694
        Off-Season Reserve                    (4,867)       (3,587)
        Other Current Assets                   1,218           485
        Income Taxes                             151        (1,819)
        Accounts Payable and
          Accrued Expenses                   (17,811)       (9,906)
                                             _______       _______
      Net Cash Provided
        by Operations                          4,110         9,439
Cash Flows From Investing Activities:
  Common Stock of Moog                             -             1
  Acquisitions                                     -       (11,670)
  Additions to Property, Plant,
    and Equipment                            (10,441)       (2,574)
                                             _______       _______
    Net Cash Used in Investing
      Activities                             (10,441)      (14,243)

Cash Flows From Financing Activities:
  Payments and Current Portion of Long-Term
    Debt and Capital Lease Obligations        (1,858)         (160)
  Other                                            3             2
  Common Stock Retirement                          -           (38)
  Notes Payable                                6,660             -
  Dividends Paid                                 (12)          (12)
                                             _______       _______
    Net Cash Provided (Used) in
      Financing Activities                     4,793          (208)
                                             _______       _______
Net Decrease in Cash and
  Short-Term Investments                      (1,538)       (5,012)

Cash and Short-Term Investments,
Beginning of Period                            2,514        11,292
                                             _______       _______
Cash and Short-Term Investments,
  End of Period                           $      976   $     6,280
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

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)
                                             Six Months Ended

                                           1/28/95      1/29/94
                                           _______      _______
Cash Flows From Operating Activities:
  Net Earnings                            $      892   $     5,615
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
      Depreciation and Amortization            5,093         4,565
      Deferred Income Taxes                      571        (1,256)
      Gain on Sale of Textile Segment              -        (3,444)
      Changes in Working Capital:
        Accounts Receivable                  (11,405)       (8,952)
        Inventories                          (31,282)      (13,498)
        Off-Season Reserve                    11,314        11,270
        Other Current Assets                    (246)         (228)
        Income Taxes                             274          (331)
        Accounts Payable and
          Accrued Expenses                    (2,002)        8,735
                                             _______       _______
      Net Cash Provided (Used)
        by Operations                        (26,791)        2,476
Cash Flows From Investing Activities:
  Common Stock of Moog                             -             1
  Acquisitions                                (3,769)      (11,670)
  Proceeds from Sale of Textile Segment            -         8,296
  Additions to Property, Plant,
    and Equipment                            (12,500)       (4,246)
                                             _______       _______
    Net Cash Used in Investing
      Activities                             (16,269)       (7,619)
Cash Flows From Financing Activities:
  Payments and Current Portion of Long-Term
    Debt and Capital Lease Obligations        (2,042)       (1,250)
  Other                                            5            14
  Common Stock Retirement                           -       (2,851)
  Notes Payable                               43,760             -
  Dividends Paid                                 (12)          (12)
                                             _______       _______
    Net Cash Provided (Used) in
      Financing Activities                    41,711        (4,099)
                                             _______       _______
Net Decrease in Cash and
  Short-Term Investments                      (1,349)       (9,242)

Cash and Short-Term Investments,
Beginning of Period                            2,325        15,522
                                             _______      ________
Cash and Short-Term Investments,
  End of Period                           $      976   $     6,280
                                             =======      ========

The accompanying notes are an integral part of these condensed financial statements.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              January 28, 1995


1.  Consolidated Condensed Financial Statements

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of January 28, 1995 and July 31, 1994 and results of operations for the three and six month periods ended January 28, 1995 and January 29, 1994. All significant intercompany transactions and accounts have been eliminated in consolidation. The July 31, 1994 balance sheet was derived from audited financial statements.

    The results of operations for the three and six month periods ended January 28, 1995 and January 29, 1994 are not necessarily indicative of the results to be expected for the full year.

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

4. The Registrant's investment in the common stock of Moog Inc. is carried at market value as required by SFAS 115 which the Company implemented effective this year. The market value of these securities was $7,393,000 as of January 28, 1995. There were no realized gains or losses during the periods presented. Unrealized gains were $1,315,000 at January 28, 1995. The Registrant has the ability and intent to hold these securities for the foreseeable future.

                  SENECA FOODS CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                              January 28, 1995



5. As reported on a February 1995 8-K, the Registrant acquired certain assets of the Green Giant Division of The Pillsbury Company in which the purchase price totalled $87,025,000. The transaction occurred subsequent to the end of the quarter and therefore is not reflected in these financial statements.

6. The Registrant acquired the assets of M. C. Snack, Inc. of Yakima, Washington, a snack food maker of apple chips under the Nature's Favorite Brand for $3,769,000 during August 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                              January 29, 1994

Results of Operations:

Sales:

Sales reflect an increase of 21.3% for the first six months versus 1994. The higher sales, in large part, are due to higher canned vegetables quantities sold than the previous period.

Costs and Expenses:

The following table shows cost and expenses as a percentage of sales:

                           Three Months Ended  Six Months Ended
                           __________________  ________________
                           1/28/95  1/29/94   1/28/95  1/29/94
                           _______  _______   _______  _______
Cost of Product Sold          88.3%   85.2%     88.1%    85.6%
Selling                        6.3     6.6       6.4      6.9
Administrative                 3.2     3.9       3.0      3.7
Interest Expense               2.1     2.0       1.8      2.2
                              ____    ____      ____     ____
                              99.9%   97.7%     99.3%    98.4%

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

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                               For the Quarter     For the Year
                               Ended January       Ended July
                               _______________     ____________
                                1995     1994     1994     1993
                                ____     ____     ____     ____
  Working Capital Balance     $52,354 $78,402   $62,794 $84,410
  Quarter Change              (9,517)  (7,052)        -       -
  Notes Payable                45,360       -         -       -
  Long-Term Debt               49,673  69,580    50,619  71,534
  Current Ratio                1.55:1  2.65:1    2.18:1  3.20:1
  Inventory (Average) Turnover    2.9     2.6       2.8     2.8

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                              January 28, 1995


The change in the Working Capital for the quarter from the prior year is largely due to higher capital expenditures in the current year tham the previous year. Notes Payable is $45.4 million greater than the prior period due to high vegetable pack in the current year and the low vegetable pack in the previous year which was caused by the Midwest's flood conditions, the acquisitions made over the last year, and the prepayment of a long-term debt issue totaling $13.8 million in July 1994. Accounts Receivable is higher than the July balance due to the relatively low sales in July, but lower than the January 1994 due to the higher sales in that month. See Consolidated Statements of Cash Flows for further details.

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

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 11 - (11) Computation of earnings per share

            (b) Exhibit 27 - (27) Financial Data Schedules

            (c) Exhibit 99 - (99) Note Agreement related to the $75,000,000 note with The Prudential Insurance Company of America and $50,000,000 note with John Hancock Mutual Life Insurance Company.

            (d) Reports on Form 8-K - a December 1994 and a February 1995 8-K
                described an acquisition made by the Registrant (see footnotes for details).

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Seneca Foods Corporation
                                              (Registrant)



                                        /s/Kraig H. Kayser

March 13, 1995                          Kraig H. Kayser
                                        President and
                                        Chief Executive Officer


                                        /s/Jeffrey L. Van Riper

March 13, 1995                          Jeffrey L. Van Riper
                                        Controller and
                                        Chief Accounting Officer