Form 10-K
period 1995-03-31
SENECA FOODS CORP /NY/
filed 1995-06-28
CIK 88948

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-K


        Transition Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the transition period from August 1, 1994
 to March 31, 1995                               Commission File Number 0-1989

                     SENECA FOODS CORPORATION
   (Exact name of registrant as specified in its charter)

         New York                                     16-0733425
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1162 Pittsford-Victor Road, Pittsford, New York          14534
     (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code     (716) 385-9500


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

Yes   X     No
   -----        -----
The aggregate market value of the Registrant's voting securities held by non-affiliates based on the closing sales price per market reports by the NASDAQ National Market System on May 1, 1995 was approximately $95,083,000.

Common shares outstanding as of May 1, 1995 were 2,796,555.

Documents Incorporated by Reference:

(1)  Proxy  Statement to be issued prior to June 30, 1995 in connection with the
     registrant's   annual  meeting  of  stockholders  (the  "Proxy  Statement")
     applicable to Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for the transition period ended March 31, 1995 (the "1995 Annual Report") applicable to Part II, Items 5-8 and Part IV, Item 14 of Form 10-K.

                               TABLE OF CONTENTS
                     FORM 10-K ANNUAL REPORT - FISCAL 1995
                            SENECA FOODS CORPORATION



PART I.                                                                    Page

    Item 1.       Business                                                  1-3
    Item 2.       Properties                                                  3
    Item 3.       Legal Proceedings                                           4
    Item 4.       Submission of Matters to a Vote of Equity Security Holders  4

PART II.

    Item 5.       Market for the Registrant's Common Stock and Related
                  Security Holder Matters                                     4
    Item 6.       Selected Financial Data                                     4
    Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         4
    Item 8.       Financial Statements and Supplementary Data                 4
    Item 9.       Changes in and Disagreements on Accounting and Financial
                  Disclosure                                                  4

PART III.

    Item 10.      Directors and Executive Officers of the Registrant          6
    Item 11.      Executive Compensation                                      6
    Item 12.      Security Ownership of Certain Beneficial Owners and
                  Management                                                  6
    Item 13.      Certain Relationships and Related Transactions              6

PART IV.

    Item 14.      Exhibits, Financial Statements Schedules and Reports on
                  Form 8-K                                                  6-9

SIGNATURES                                                                10-11

                                     PART I
                                     Item 1

                                    Business

General Development of Business

SENECA FOODS CORPORATION (herein referred to as the "Company") was organized in 1949 and incorporated under the laws of the State of New York. Seneca Foods Corporation purchased six Green Giant(R) vegetable plants from The Pillsbury Company effective February 1, 1995, resulting in vegetable products becoming nearly 80% of Seneca's overall business. Consequently, Seneca has changed its fiscal year end from July 31 to March 31 to avoid overlapping pack seasons between fiscal years. Therefore, Fiscal 1995 was an eight-month transition period.

Financial Information About Industry Segments

The Company's business activities are conducted in food and non-food segments. The food segment is food processing. The non-food segment is an air charter service. The air charter service represents about 1% of the Company's business and therefore the financial information related to segments is not material.

Narrative Description of Business

Principal Products and Markets

Food Processing

The principal products of this segment include grape products, apple products, and vegetables. The products are canned, bottled, and frozen and are sold to retail and institutional markets. The Company has divided the United States into four major marketing sections: Eastern, Southern, Northwestern, and Southwestern. Plant locations in New York, North Carolina, and Washington provide ready access to the domestic sources of grapes and apples necessary to support marketing efforts in their respective sections of the country. Vegetable operations are primarily supported by plant locations in New York, Wisconsin, Washington, Idaho, and Minnesota. In addition, the Company operates a mushroom canning facility in Pennsylvania.

The following summarizes net sales by major category for the four years ended March 31, 1995, July 31, 1994, 1993, and 1992.

                                            (Eight Months)
                                                 1995              1994             1993              1992
                                                 ----              ----             ----              ----
                                                                    (In thousands)

                  Vegetable                $  117,504        $  145,010       $  132,459        $  151,169
                  Apple                        62,688            78,453           71,748            78,361
                  Grape                        10,325            17,457           19,058            19,457
                  Other                        40,809            45,334           30,205            26,844
                                               ------            ------           ------            ------

                  Total                    $  231,236        $  286,254       $  253,470        $  275,831
                                              =======        =  =======       =  =======        =  =======

Other

Seneca Flight Operations provides air charter service primarily to industries in upstate New York.

                    Source and Availability of Raw Material

Food Processing

The Company's food processing plants are located in major vegetable, grape, and apple producing states. Fruits and vegetables are primarily obtained through contracts with growers. Apple concentrate is purchased domestically and abroad to supplement raw fruit purchased under contract. The Company believes its sources of supply are considered equal or superior to its competition for all of its food products.


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


                           Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality service, and pricing being the major determinants in the Company's relative market position. Except for the Seneca apple and grape products and Libby's vegetable products data mentioned below, no reliable statistics are available to establish the exact market position of the Company's own food products. During the past year approximately 47% of the Company's processed foods were packed for retail customers under the Company branded labels of Libby's(R), Nature's Favorite(R), TreeSweet(R), and Seneca(R). About 15% of the processed foods were packed for institutional food distributors and the remaining 38% of processed foods were retail packed under the private label of customers. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source. In 1996 and in the future, The Pillsbury Company will represent our largest customer as a result of the 20-year supply agreement entered into during 1995.

The principal branded products are Seneca Frozen Apple Juice Concentrate, rated the number one seller nationally, Seneca Frozen Natural Grape Juice Concentrate, Seneca applesauce, and Libby's canned vegetable products which rate among the top five national brands. The information under the heading Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1995 Annual Report is incorporated by reference.

                            Environmental Protection

Environmental protection is an area that the Company has worked on diligently at each food processing facility. In all locations the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, the Company believes its pollution control facilities are equal to or superior to those of its competitors and are within environmental protection standards. The Company does not expect any material capital expenditures to comply with environmental regulations in the near future.


                                                     Employment

                  Food processing  -  Full time            1,909
                                    -  Seasonal              553
                                                           -----
                                                           2,462
                                        Other                124
                                                           -----
                                                           2,586


                               Foreign Operations

Export sales for the Company are a relatively small portion (less than 3%) of the food processing sales.


                                     Item 2

                                   Properties

The Company has nine food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,507,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package fruit and vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Five other processing, packaging, and warehousing facilities are located in the states of North Carolina (223,000 square feet), Pennsylvania (39,000 square feet), and in Washington (three locations totaling 292,000 square feet). Processing operations in North Carolina are primarily devoted to apple juice products; in Washington, grape juice, apple juice, fruit chips, and sauce; and in Pennsylvania, mushroom canning and warehousing.

Four facilities in Minnesota, one facility in Michigan, one facility in Washington, one facility in Idaho, and seven facilities in Wisconsin provide approximately 4,364,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

The Company owns three food distribution facilities in Massachusetts and New York totaling approximately 400,000 square feet which are leased out to another company through 1995-97. Sublease income of $1,333,000 was received on these facilities during the eight month period. In addition the air charter division has a 14,000 square foot facility.

All of the properties are well maintained and equipped with modern machinery. Although highly utilized, most locations have the ability to expand as sales requirements justify. Because of the seasonal production cycles the exact extent of utilization is difficult to measure. In certain circumstances the theoretical full efficiency levels are being reached; however, expansion of the number of production days or hours could increase the output by up to 20% for a season.

Certain of the Company's facilities are mortgaged to financial institutions to secure long-term debt and capital leases obligations. See Notes 5 and 6 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company's lease commitments.

                                     Item 3

                               Legal Proceedings

The Company is not involved in any material legal proceedings.


                                     Item 4

              Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the last quarter of the fiscal period covered by this report.


                                    PART II

                                     Item 5

   Market for the Registrant's Common Stock and Related Stockholder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 1995 Annual Report, page 16, "Shareholder Information", which is incorporated by reference.


                                     Item 6

                            Selected Financial Data

Refer to the information in the 1995 Annual Report page 3, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 1995 Annual Report page 4, "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated by reference.


                                     Item 8

                  Financial Statements and Supplementary Data

Refer to the information in the 1995 Annual Report pages 5 through 14, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", which is incorporated by reference.




                                     Item 9

     Changes in and Disagreements on Accounting and Financial Disclosure

None.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of
    Seneca Foods Corporation
Pittsford, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 1995, July 31, 1994 and July 31, 1993, and for the eight months ended March 31, 1995 and for each of the three years in the period ended July 31, 1994, and have issued our report thereon dated May 30, 1995; which report includes an explanatory paragraph as to a change in accounting for income taxes in 1994; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation and subsidiaries, listed in Item 14(A)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP


Rochester, New York
May 30, 1995

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


                                    Item 12

         Security Ownership of Certain Beneficial Owners and Management


                                    Item 13

                 Certain Relationships and Related Transactions

Information required by Items 10 through 13 will be filed separately with the Commission, pursuant to Regulation 14A, in a definitive proxy statement involving the election of directors which is incorporated herein by reference.

                                    PART IV


                                    Item 14

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.   Exhibits and Financial Statement Schedules

     1. (i) Financial Statement Schedules - the following consolidated financial statements of the Registrant, included in the Annual Report for the transition period ended March 31, 1995, are incorporated by reference in Item 8:

              Consolidated Statements of Net Earnings - March 31, 1995 and July 31, 1994, 1993, and 1992

              Consolidated Balance Sheets - March 31, 1995 and July 31, 1994 and 1993

              Consolidated Statements of Cash Flows - March 31, 1995 and July 31, 1994, 1993, and 1992

              Consolidated Statements of Stockholders' Equity - March 31, 1995 and July 31, 1994, 1993, and 1992

              Notes to Consolidated Financial Statements - March 31, 1995 and July 31, 1994, 1993, and 1992

              Independent Auditors' Report

       (ii)   Financial Statements required by Rule 13a - 10(b):

              As a result of the Company's change in fiscal year end date from July 31 to March 31 (see Note 1 of Item 8, Financial Statements and Supplementary Data), the following is an unaudited comparison of eight months ended March 31, 1995 and March 26, 1994:

                                                                        March 31         March 26
              Eight Months Ended (1994 Unaudited)                           1995             1994
              -----------------------------------                           ----             ----
                  (In thousands, except share amounts)


              Net sales                                               $  234,073       $  195,048
                                                                      -  -------       -  -------

              Costs and expenses:
                Cost of product sold                                     202,285          162,356
                Selling, general, and administrative expense              23,620           20,231
                Interest expense, net of interest income                   6,296            4,178
                                                                           -----            -----
                                                                         232,201          186,765
                                                                         -------          -------

              Earnings from continuing operations before income
                taxes, extraordinary item and cumulative effect of
                accounting change                                          1,872            8,283
              Income taxes                                                   688            3,231
                                                                             ---            -----
              Earnings from continuing operations                     $    1,184       $    5,052
                                                                      =    =====       =    =====

              Earnings from continuing operations per share           $      .42       $     1.71
                                                                      =      ===       =     ====

                  Weighted average shares outstanding                  2,796,555       2,949,642
                                                                       =========       =========

                                                                          Pages
2.     Supplemental Schedule:

       Schedule II        --        Valuation and Qualifying Accounts         8

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.       Exhibits:

         No. 3  -   Articles of Incorporation and By-Laws - Incorporated by
                    reference to an Exhibit to the Company's 10-Q filed October, 1992.

         No. 4  -   Articles defining the rights of security holders -
                    Incorporated by reference to the Company's 10-Q filed
                    October, 1992. Instrument defining the rights of any holder of Long-Term Debt - Incorporated by reference to Exhibit 99 to the Company's 10-Q filed January 1995. The Company will furnish, upon written request to the SEC, a copy of any other instrument defining the rights of any holder of long term debt.

         No. 10 - Material Contracts - Incorporated by reference to the Company's 8-K dated February 24, 1995 for the First Amended and Restated Alliance Agreement and the First Amended and Restated Asset Purchase Agreement both with The Pillsbury Company.

         No. 11 -   Computation of Earnings per Share                          8

         No. 13 - 1995 Annual Report to Shareholders, incorporated by reference and filed herewith.

         No. 21 -   List of Subsidiaries                                       9

B.    Reports on Form 8-K

      An 8-K dated February 24, 1995 was filed relating to the Green Giant acquisition.


                                  Schedule II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                            Balance at                          Charged to       Deductions        Balance
                                            beginning         Charged to        other            from              at end
                                            of period         income            accounts         reserve           of period
                                            ---------         ----------        -----------      ----------        ---------

Year ended March 31, 1995
     Allowance for doubtful accounts         $   183           $    166          $  --           $  122 (a)           $ 227
                                             =   ===           =    ===          =  ==           =  === ===           = ===

Year ended July 31, 1994:
     Allowance for doubtful accounts         $   435           $   (213)         $  --           $   39 (a)           $ 183
                                             =   ===           =   =====         =  ==           =   == ===           = ===

Year ended July 31, 1993:
     Allowance for doubtful accounts         $   281           $    182          $  --           $   28 (a)           $ 435
                                             =   ===           =    ===          =  ==           =   == ===           = ===

Year ended July 31, 1992:
     Allowance for doubtful accounts         $   285           $    448          $  --           $  452 (a)           $ 281
                                             =   ===           =    ===          =  ==           =  === ===           = ===


(a) Accounts written off, net of recoveries.