Form 10-Q
period 1995-07-01
SENECA FOODS CORP /NY/
filed 1995-08-15
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended July 1, 1995 Commission File Number 0-1989

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

                   Class Shares Outstanding at July 31, 1995

  Common Stock, $.25 Par         2,796,555


                          PART I FINANCIAL INFORMATION
                   SENECA FOODS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                                                                      7/1/95          3/31/95
                                                                                                      ______          _______

ASSETS

Current Assets:
    Cash and Short-term Investments                                                            $       2,331        $   26,538
    Accounts Receivable, Net                                                                          30,444            32,601
    Inventories:
        Finished Goods                                                                               100,066            64,613
        Work in Process                                                                               17,019            19,531
        Raw Materials                                                                                 47,938            48,260
                                                                                                     _______           _______
                                                                                                     165,023           132,404
    Off-Season Reserve (Note 3)                                                                       17,916                 -
    Deferred Tax (Net)                                                                                 1,933             1,933
    Other Current Assets                                                                                 591               801
                                                                                                     _______           _______
        Total Current Assets                                                                         218,238           194,277
Property, Plant and Equipment, Net                                                                   212,014           179,718
Common Stock of Moog Inc.                                                                              9,860             7,494
Other Assets                                                                                             261               237
                                                                                                     _______           _______
                                                                                                    $440,373          $381,726
                                                                                                     =======           =======
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        48,000           $     -
    Accounts Payable                                                                                  40,948            36,089
    Accrued Expenses                                                                                  23,436            19,599
    Income Taxes                                                                                           -               125
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              5,571             5,594
                                                                                                     _______           _______
        Total Current Liabilities                                                                    117,955            61,407
Long-Term Debt                                                                                       220,392           220,677
Capital Lease Obligations                                                                                800               803
Deferred Income Taxes                                                                                 12,343            11,490
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative,
    $.25 Par Value Per Share                                                                              50                50
Common Stock                                                                                           1,880             1,880
Net Unrealized Gain on Available-For-Sale Securities                                                   2,383               892
Retained Earnings                                                                                     84,550            84,507
                                                                                                     _______          ________
        Stockholders' Equity                                                                          88,883            87,349
                                                                                                     _______           _______
                                                                                                    $440,373          $381,726
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



                                SENECA FOODS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                               (Unaudited)
                                    (In Thousands, except Share Data)


                                                                                       Three Months Ended
                                                                                       __________________
                                                                                 7/1/95                 6/25/94
                                                                                 ______                 _______
Net Sales                                                                         $   81,945            $     70,761

Costs and Expenses:
Cost of Product Sold                                                                  68,529                  59,968
Selling, General, and Administrative                                                   7,783                   7,206
Interest Expense                                                                       5,545                   1,356
                                                                                     _______                 _______
  Total Costs and Expenses                                                            81,857                  68,530
                                                                                     _______                 _______
Earnings Before Income Taxes                                                              88                   2,231

Income Taxes                                                                              33                     805
                                                                                     _______                 _______

Earnings from Continuing Operations                                                       55                   1,426

Earnings from Discontinued Operations                                                      -                       1
Gain on the Sale of Discontinued Operations
  Net of Income Taxes                                                                      -                      34
                                                                                     _______                 _______

Net Earnings                                                              $               55       $           1,461
                                                                                     =======                 =======
Net Earnings from Continuing Operations
  Applicable to Common Stock                                              $               49       $           1,421
Net Earnings Applicable to
  Common Stock                                                                            49                   1,455
Weighted Average Common
  Shares Outstanding                                                               2,796,555               2,797,305

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

  Earnings from Continuing Operations                                     $              .02       $             .51
  Earnings from Discontinued Operations                                                    -                       -
  Gain on the Sales of Discontinued
    Operations                                                                             -                     .01

                                                                                     _______                 _______
  Net Earnings                                                            $              .02       $             .52

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




                                SENECA FOODS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In Thousands)

                                                                                       Three Months Ended
                                                                                       __________________
                                                                                 7/1/95                 6/25/94
                                                                                 ______                 _______


Cash Flows From Operating Activities:
    Net Earnings                                                          $               55      $            1,461
    Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                  4,496                   2,333
        Deferred Income Taxes                                                            (22)                  1,558
        Changes in Working Capital:
          Accounts Receivable                                                          2,157                   6,905
          Inventories                                                                (32,619)                  8,116
          Off-Season Reserve                                                         (17,916)                 (6,252)
          Other Current Assets                                                           238                  (3,162)
          Income Taxes                                                                  (153)                 (1,820)
          Accounts Payable and
            Accrued Expenses                                                           8,696                     472
                                                                                     _______                  ______
        Net Cash Provided (Used)
          by Operations                                                              (35,068)                  9,611

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                  (36,792)                 (1,638)
                                                                                     _______                  ______
  Net Cash Used in Investing
        Activities                                                                   (36,792)                 (1,638)

Cash Flows From Financing Activities:
    Notes Payable                                                                     48,000                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (311)                   (882)
    Other                                                                                (24)                      3
    Dividends                                                                            (12)                    (12)
    Common Stock Retirement                                                                -                  (1,878)
                                                                                      ______                  ______

      Net Cash Provided (Used) in
        Financing Activities                                                          47,653                  (2,769)

Net Increase (Decrease) in Cash and Short-
    Term Investments                                                                 (24,207)                  5,204

Cash and Short-Term Investments,
Beginning of Period                                                                   26,538                  22,198
                                                                                     _______                  ______
Cash and Short-Term Investments,
    End of Period                                                         $            2,331      $           27,402
                                                                                     =======                  ======

The accompanying notes are an integral part of these condensed financial statements.

                   SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  July 1, 1995

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of July 1, 1995 and March 31, 1995 and results of operations for the three month periods ended July 1, 1995 and June 25, 1994. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1995 balance sheet was derived from audited financial statements.

        The results of operations for the three month periods ended July 1, 1995 and June 25, 1994 are not necessarily indicative of the results to be expected for the full year.

        The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's financial statements in the 1995 Seneca Foods Corporation Annual Report and 10-K.

        Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Registrant's March 31, 1995 financial report.

2. Primary earnings per share are based on the weighted average number of common shares outstanding, as the effect of common stock equivalents is immaterial. The difference between primary and fully diluted earnings per share is immaterial.

3. Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. The seasonal nature of the Registrant's Food Processing business results in a timing difference between expenses
        (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.


4. The Registrant changed its fiscal year end from July 31 to March 31 during Fiscal 1995. These financial statements reflect the prior year as if the fiscal year ended March 31.

                   SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  July 1, 1995

5. A proposed amendment to the Registrant's Certificate of Incorporation which effected a recapitalization of the Registrant by creating a second class of Common Stock (which is being distributed to all common shareholders in the form of a stock dividend) was adopted at the Annual Meeting held on August 5, 1995. This recapitalization amendment
        (i) reclassifies the existing Common Stock as Class B Common Stock, (ii) authorizes a new class of 10,000,000 shares designated as Class A Common Stock and (iii) establishes the express terms of the Class A Common Stock and the Class B Common Stock. The Class A Common Stock and the Class B Common Stock have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock and rank equally as to the right to receive proceeds on liquidation or dissolution of the Registrant after payment of the Registrant's indebtedness and liquidation right to the holders of preferred shares. However, holders of Class B Common Stock retain full vote per share whereas the holders of Class A Common Stock have voting rights of 1/20th of one vote per share on all matters as to which shareholders of the Registrant are entitled to vote.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                              July 1, 1995

Results of Operations:

Sales:
Sales reflect an increase of 15.8% for the first three months versus 1994. The higher sales, in large part, are due to higher canned vegetables quantities sold than the previous period and acquisitions made within the last year.

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:


                                                                                      Three Months Ended
                                                                                      __________________
                                                                                   7/1/95             6/25/94
                                                                                   ______             _______

Cost of Product Sold                                                                  83.6%            84.7%
Selling                                                                                7.1              7.2
Administrative                                                                         2.4              3.0
Interest Expense                                                                       6.8              1.9
                                                                                      ----              ---

                                                                                      99.9%            96.8%
                                                                                      =====            ====

Lower Cost of Product Sold percentages (i.e. higher Gross Margins) reflect, in part, lower selling prices for vegetable products than in the prior year due to the relatively high packs of vegetables throughout the U. S. after the previous year which saw unprecedented floods in the Midwest. The Interest Expense is higher largely due to the debt issued to finance the acquisitions made over the last year.

Income Taxes:
The effective tax rate used in fiscal 1996 is 38% and in fiscal 1995 it is 36%.

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                                ----------                      -----------
                                                             1995           1994             1995           1994
                                                             ----           ----             ----           ----

     Working Capital Balance                             $100,283        $79,591         $132,870        $78,180
     Quarter Change                                       (32,587)         1,411                -              -
     Notes Payable                                         48,000              -                -              -
     Long-Term Debt                                       221,192         68,130          221,480         68,546
     Current Ratio                                         1.85:1         2.77:1           3.16:1         2.67:1
     Inventory (Average) Turnover                             1.8            3.1              1.9            1.8


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                          July 1, 1995


The change in the Working Capital for the quarter from the prior year is largely due to acquisition of Green Giant assets in the prior year and the capital expenditure program needed for the Registrant's plants to take on some of the canned vegetable volume added by the acquisition. When the Registrant acquired the Green Giant assets, it did not acquire the Finished Goods. Therefore, as the Registrant produces finished goods for Pillsbury, working capital needs increase accordingly.

As part of the Alliance with Pillsbury (see 1995 Annual Report for details), Pillsbury takes Green Giant inventory as it needs it or at least by the take-or-pay date (varies by commodity). Due to the industrywide high carry-in inventory, it is expected that Pillsbury will begin taking the Green Giant inventory in significant quantities during the third quarter. This has and will reduce the Registrant's sales and increase its inventories and associated borrowing needs for the second quarter of 1996 versus it's original plan.

The Registrant was not in compliance with certain debt covenants related to Short-Term and Long-Term Debt. However, all provisions have been met or waived.

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

                      None.

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders

                      The annual meeting of shareholders of the Registrant was held on August 5, 1995 and the following were the voting results: (1) Management's nominees for Director positions were elected, (2) three management proposals related to the Registrant's recapitalization plan and year-end change were adopted, (3) a management proposal to ratify the appointment of Deloitte & Touche L.L.P. as independent auditors was adopted. A summary of the voting results follows (In thousands):

                      Proposal                      For          Withheld       Against         Abstain            Broker Non-Votes
                      --------                      ---          --------       -------         -------            ----------------

Directors:
  D. L. Call                                       3,409             29
  S. W. Stuart                                     3,408             30
  M. A. Schaeffer                                  3,408             30
Approve amendments to Certificate
  of Incorporation:                                3,100                            183               1                        154
Approve amendment to Company
  By-Laws per above                                3,121                            162               1                        154
Approve amendment to Company
  By-Laws-meeting date                             3,292                             18                                        129
Appointment of Auditors                            3,435                              1               3
Such other business                                3,438

Item 5.               Other Information

                      None.

Item 6.               Exhibits and Reports on Form 8-K

                      (a) Exhibit 3 - (3) Articles of Incorporation and By-Laws
                          will be filed under Form 10-Q/A when available.

                      (b) Exhibit 4 - (4) Instruments defining rights of
                          security holders including indentures will be filed under Form 10-Q/A when available.

                      (c) Exhibit 11 - (11) Computation of earnings per share

                      (d) Exhibit 27 - (27) Financial Data Schedules

                      (e) Reports on Form 8-K - None during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     Seneca Foods Corporation
                                                          (Registrant)



                                                      /s/Kraig H. Kayser
                                                      __________________
August 11, 1995                                       Kraig H. Kayser
                                                      President and
                                                      Chief Executive Officer


                                                      /s/Jeffrey L. Van Riper
                                                      _______________________
August 11, 1995                                       Jeffrey L. Van Riper
                                                      Controller and
                                                      Chief Accounting Officer