Form 10-Q/A
period 1995-07-01
SENECA FOODS CORP /NY/
filed 1995-08-18
CIK 88948

Form 10-Q/A

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

Item 6.               Exhibits and Reports on Form 8-K

                      (a) Exhibit 3.1 - (3.1) Restated Certificate of
                          Incorporation, as Amended dated August 5, 1995 is attached as Exhibit 3.1.

                      (b) Exhibit 3.2 - (3.2) Certificate of Amendment of the
                          Certificate of Incorporation is attached as Exhibit
                          3.2.

                      (c) Exhibit 3.3 - (3.3) By-Laws of Seneca Foods
                          Corporation is attached as Exhibit 3.3.

                      (d) Exhibit 4 - (4) For instruments defining rights of
                          security holders including indentures refer to Item 6(a) above and Exhibits 3.1 to 3.3.

                      (e) Exhibit 11 - (11) Computation of earnings per share

                      (f) Exhibit 27 - (27) Financial Data Schedules

                      (g) Reports on Form 8-K - None during the quarter.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            Seneca Foods Corporation
                                  (Registrant)



                                                      /s/Kraig H. Kayser
                                                      _______________________
August 18, 1995                                       Kraig H. Kayser
                                                      President and
                                                      Chief Executive Officer


                                                      /s/Jeffrey L. Van Riper
                                                      _______________________
August 18, 1995                                       Jeffrey L. Van Riper
                                                      Controller and
                                                      Chief Accounting Officer