Form 10-Q
period 1995-09-30
SENECA FOODS CORP /NY/
filed 1995-11-14
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended September 30, 1995 Commission File Number 0-1989

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

Yes   X    No


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                  Class Shares Outstanding at October 31, 1995

  Common Stock Class A, $.125 Par        2,796,555
  Common Stock Class B, $.125 Par        2,796,555



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                                                                    9/30/95          3/31/95
                                                                                                    _______          _______

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $        10,740   $        26,538
    Accounts Receivable, Net                                                                          41,065            32,601
    Inventories:
        Finished Goods                                                                               281,325            64,613
        Work in Process                                                                               17,605            19,531
        Raw Materials                                                                                 37,729            48,260
                                                                                                     -------           -------
                                                                                                     336,659           132,404
    Off-Season Reserve (Note 3)                                                                      (36,631)                -
    Deferred Tax (Net)                                                                                 1,933             1,933
    Other Current Assets                                                                               7,497               801
                                                                                              --------------   ---------------
        Total Current Assets                                                                         361,263           194,277
Property, Plant and Equipment, Net                                                                   228,734           179,718
Common Stock of Moog Inc.                                                                             10,857             7,494
Other Assets                                                                                             348               237
                                                                                              --------------   ---------------
                                                                                              $      601,202   $       381,726
                                                                                              ==============   ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $       109,100   $             -
    Accounts Payable                                                                                 145,791            36,089
    Accrued Expenses                                                                                  18,446            19,599
    Income Taxes                                                                                           -               125
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              1,305             5,594
                                                                                             ---------------   ---------------

        Total Current Liabilities                                                                    274,642            61,407
Long-Term Debt                                                                                       225,024           220,677
Capital Lease Obligations                                                                              9,677               803
Deferred Income Taxes                                                                                 12,698            11,490
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative,
    $.25 Par Value Per Share                                                                              50                50
Common Stock                                                                                           1,880             1,880
Net Unrealized Gain on Available-For-Sale Securities                                                   3,010               892
Retained Earnings                                                                                     74,201            84,507
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                          79,161            87,349
                                                                                             ---------------   ---------------
                                                                                                    $601,202   $       381,726
                                                                                             ===============   ===============

The accompanying notes are an integral part of these financial statements.




                    SENECA FOODS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       __________________
                                                                                 9/30/95                9/24/94
                                                                                 _______                _______


Net Sales                                                                 $          131,979       $          72,325

Costs and Expenses:
Cost of Product Sold                                                                 118,324                  63,904
Selling, General, and Administrative                                                   8,185                   6,503
Interest Expense                                                                       6,820                   1,373
Nonrecurring Charge (See Notes)                                                       15,078                       -
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           148,407                  71,780
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                         (16,428)                    545

Income Taxes                                                                          (6,079)                    (66)
                                                                          ------------------       -----------------

Earnings (loss) from Continuing Operations                                           (10,349)                    611

Earnings from Discontinued Operations                                                      -                       5
Gain on the Sale of Discontinued Operations
  Net of Income Taxes                                                                      -                     138
Extraordinary Losses
  Net of Income Taxes                                                                      -                    (606)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $          (10,349)      $             148
                                                                          ==================       =================

Net Earnings from Continuing Operations
  Applicable to Common Stock                                              $          (10,355)      $             605
Net Earnings Applicable to
  Common Stock                                                                       (10,355)                    142
Weighted Average Common
  Shares Outstanding                                                               5,593,110               5,593,110

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

  Earnings from Continuing Operations                                     $           (1.85)       $             .11
  Earnings from Discontinued Operations                                                    -                     .00
  Gain on the Sales of Discontinued
    Operations                                                                             -                     .03
  Extraordinary Loss                                                                       -                    (.11)
                                                                          ------------------         ---------------

  Net Earnings (Loss)                                                      $           (1.85)         $          .03
                                                                          ==================         ===============

The accompanying notes are an integral part of these condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                        Six Months Ended
                                                                                        ________________
                                                                                 9/30/95                9/24/94
                                                                                 _______                _______

Net Sales                                                                 $          213,924       $         143,086

Costs and Expenses:
Cost of Product Sold                                                                 186,853                 123,872
Selling, General, and Administrative                                                  15,968                  13,709
Interest Expense                                                                      12,365                   2,729
Nonrecurring Charge (See Notes)                                                       15,078                       -
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           230,264                 140,310
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                         (16,340)                  2,776

Income Taxes                                                                          (6,046)                    739
                                                                          ------------------       -----------------

Earnings (loss) from Continuing Operations                                           (10,294)                  2,037

Earnings from Discontinued Operations                                                      -                       6
Gain on the Sale of Discontinued Operations
  Net of Income Taxes                                                                      -                     172
Extraordinary Losses
  Net of Income Taxes                                                                      -                    (606)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $          (10,294)      $           1,609
                                                                          ==================       =================

Net Earnings from Continuing Operations
  Applicable to Common Stock                                              $          (10,306)      $           2,025
Net Earnings Applicable to
  Common Stock                                                                       (10,306)                  1,597
Weighted Average Common
  Shares Outstanding                                                               5,593,110               5,593,860

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

  Earnings from Continuing Operations                                     $            (1.84)       $            .37
  Earnings from Discontinued Operations                                                    -                     .00
  Gain on the Sales of Discontinued
    Operations                                                                             -                     .03
  Extraordinary Loss                                                                       -                    (.11)
                                                                          ------------------         ---------------

  Net Earnings (Loss)                                                     $            (1.84)        $           .29
                                                                          ==================         ===============

The accompanying notes are an integral part of these condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                       __________________
                                                                                 9/30/95                9/24/94
                                                                                 _______                _______

Cash Flows From Operating Activities:
    Net Earnings                                                          $          (10,349)     $              148
    Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                  5,862                   2,623
        Deferred Income Taxes                                                            (13)                   (134)
        Changes in Working Capital:
          Accounts Receivable                                                        (10,621)                (11,495)
          Inventories                                                                (98,374)                (64,150)
          Off-Season Reserve                                                         (18,715)                 13,957
          Other Current Assets                                                          (195)                  2,426
          Income Taxes                                                                (6,711)                 (2,345)
          Accounts Payable and
            Accrued Expenses                                                          99,853                  26,762
                                                                          ------------------       -----------------
        Net Cash Used in Operations                                                  (39,263)                (32,208)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                  (22,617)                 (2,008)
    Acquisition                                                                            -                  (3,769)
    Disposals of Property, Plant,
      and Equipment                                                                       33                     859
                                                                          ------------------       -----------------
  Net Cash Used in Investing Activities                                              (22,584)                 (4,918)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                     61,100                  27,900
    Long-Term Borrowing                                                                9,258                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                 (15)                (16,679)
    Other                                                                                (87)                      3
    Dividends                                                                              -                       -
    Common Stock Retirement                                                                -                      (2)
                                                                          ------------------       ------------------
    Net Cash Provided by
        Financing Activities                                                          70,256                  11,222
                                                                          ------------------       -----------------

Net Increase (Decrease) in Cash and Short-
    Term Investments                                                                   8,409                 (25,904)
Cash and Short-Term Investments,
Beginning of Period                                                                    2,331                  27,402
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $           10,740      $            1,498
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                        Six Months Ended
                                                                                        ________________
                                                                                 9/30/95                9/24/94
                                                                                 _______                _______


Cash Flows From Operating Activities:
    Net Earnings                                                          $          (10,294)     $            1,609
    Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                 10,358                   4,956
        Deferred Income Taxes                                                            (35)                  1,424
        Changes in Working Capital:
          Accounts Receivable                                                         (8,464)                 (4,590)
          Inventories                                                               (130,993)                (56,034)
          Off-Season Reserve                                                         (36,631)                  7,705
          Other Current Assets                                                            43                    (736)
          Income Taxes                                                                (6,864)                 (4,165)
          Accounts Payable and
            Accrued Expenses                                                         108,549                  27,234
                                                                          ------------------       -----------------
        Net Cash Used in Operations                                                  (74,331)                (22,597)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                  (59,409)                 (3,646)
    Acquisition                                                                            -                  (3,769)
    Disposals of Property, Plant,
      and Equipment                                                                       33                     859
                                                                          ------------------       -----------------
  Net Cash Used in Investing Activities                                              (59,376)                 (6,556)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                    109,100                  27,900
    Long-Term Borrowing                                                                9,258                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (326)                (17,561)
    Other                                                                               (111)                      6
    Dividends                                                                            (12)                    (12)
    Common Stock Retirement                                                                -                  (1,880)
                                                                          ------------------       ------------------
      Net Cash Provided by
        Financing Activities                                                         117,909                   8,453
                                                                          ------------------       -----------------

Net Decrease in Cash and Short-
    Term Investments                                                                 (15,798)                (20,700)
Cash and Short-Term Investments,
Beginning of Period                                                                   26,538                  22,198
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $           10,740      $            1,498
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1995

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of September 30, 1995 and March 31, 1995 and results of operations for the three and six month periods ended September 30, 1995 and September 24, 1994. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1995 balance sheet was derived from audited financial statements.

        The results of operations for the three month periods ended September 30, 1995 and September 24, 1994 are not necessarily indicative of the results to be expected for the full year.

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

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                               September 30, 1995

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

6. The second quarter results include a nonrecurring charge of $15,078,000, before income tax benefit, due to combination of start-up costs related to the Pillsbury Alliance and severe drought conditions that New York State suffered during the entire summer. The Registrant undertook an ambitious capital expenditure program related to the Pillsbury Alliance. In the relatively short time between the February 1995 closing of the Pillsbury Alliance deal and the beginning of the 1995 vegetable pack, 37 separate major capital projects needed to be completed. There was some unforeseen problems related to a few of these projects, mostly in the New York plants. Some of the used equipment transferred from the closed plants had operating difficulties and was not always easily repaired, causing downtime. As a result, plant throughput and yields were poor at some plants causing unfavorable manufacturing variances. The problems were magnified when drought and hot weather conditions forced the uneven timing of maturities of vegetables.

7. During the quarter, Pillsbury agreed to delay the first two principal payments on the $73,025,000 subordinated promissory note until October 1998 with an option to convert the payments into the Registrant's equity. Each payment was to be $3,000,000.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                               September 30, 1995

8. During the quarter, the Registrant entered into a Sale/Leaseback transaction where three of its wastewater facilities in New York State were sold to the Wayne County Water and Sewer Authority with net proceeds of $9,000,000.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                              September 30, 1995

Results of Operations:

Sales:
Sales reflect an increase of 80.0% for the second quarter versus 1994. The higher sales, in large part, are due to higher canned vegetables quantities sold than the previous period and acquisitions made within the last year.

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:

                       Three Months Ended   Six Months Ended
                       __________________   ________________
                    9/30/95      9/24/94   9/30/95   9/24/94
                    _______      _______   _______   _______

Cost of Product Sold   89.6%         88.3%     87.3%     86.6%
Selling                 4.5           5.3       5.5       6.2
Administrative          1.7           3.7       2.0       3.4
Interest Expense        5.2           1.9       5.8       1.9
Nonrecurring Charge    11.4             -       7.0         -
                    ------------------------------------------

                      112.4%         99.2%    107.6%     98.1%
                    ==========================================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) reflect, in part, higher costs for vegetable and apple products than in the prior year due to the relatively short packs of vegetables throughout the U. S. and a worldwide shortage of apple. The Interest Expense is higher largely due to the debt issued to finance the acquisitions made over the last year. Refer to the footnotes for the discussion of the Nonrecurring Charge.

Income Taxes:
The effective tax rate used in fiscal 1996 is 37% and in fiscal 1995 it is 26.6%. 1995 effective tax rate reflects a year-end adjustment to arrive at a 34.5% annual rate.

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):


                                                              For the Quarter                  For the Year
                                                              Ended September                   Ended March
                                                              _______________                  ____________
                                                             1995           1994             1995           1994
                                                             ____           ____             ____           ____

     Working Capital Balance                              $86,621        $60,950         $132,870        $78,180
     Quarter Change                                       (13,662)        18,641                -              -
     Notes Payable                                        109,100         27,900                -              -
     Long-Term Debt                                       234,701         51,428          221,480         68,546
     Current Ratio                                         1.32:1         1.62:1           3.16:1         2.67:1
     Inventory (Average) Turnover                             1.6            2.3              1.9            1.8


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                   September 30, 1995

The change in the Working Capital for the quarter from the prior year is largely due to acquisition of Green Giant assets in the prior year and the capital expenditure program needed for the Registrant's plants to take on some of the canned vegetable volume added by the acquisition. When the Registrant acquired the Green Giant assets, it did not acquire the Finished Goods. Therefore, as the Registrant produces finished goods for Pillsbury, working capital needs increase accordingly. Capital Expenditures related to the Pillsbury Alliance exceeded their original projected costs due to unforeseen issues and time constraints. Overtime and outside contractor costs were high in an effort to complete the projects by the pack season (see footnotes for discussion of Nonrecurring Charge).

As part of the Alliance with Pillsbury (see 1995 Annual Report for details), Pillsbury takes Green Giant inventory as it needs it or at least by the take-or-pay date (varies by commodity). Due to the industrywide high carry-in inventory, Pillsbury began taking the Green Giant inventory in significant quantities later than expected. This has reduced the Registrant's sales and increased its inventories and associated borrowing needs for the second quarter of 1996.

The Registrant was not in compliance with certain debt covenants related to Short-Term and Long-Term Debt. However, all provisions have been met or waived. The Registrant is in the process of renegotiating certain of its debt covenants. See Consolidated Statements of Cash Flows for further details.

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

                      None.

Item 6.               Exhibits and Reports on Form 8-K

                      (a) Exhibit 11 - (11) Computation of earnings per share

                      (b) Exhibit 27 - (27) Financial Data Schedules

                      (c) Reports on Form 8-K - An 8-K/A was filed in August 1995 related to an amendment to an 8-K previously filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       Seneca Foods Corporation
                                                            (Registrant)



                                                        /s/Kraig H. Kayser
                                                        ___________________
November 14, 1995                                       Kraig H. Kayser
                                                        President and
                                                        Chief Executive Officer


                                                        /s/Jeffrey L. Van Riper
                                                        _______________________
November 14, 1995                                       Jeffrey L. Van Riper
                                                        Controller and
                                                        Chief Accounting Officer