Form 10-Q
period 1995-12-30
SENECA FOODS CORP /NY/
filed 1996-02-13
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended December 30, 1995 Commission File Number 0-1989

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

Yes   X    No
    ------    ------

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

          Class                    Shares Outstanding at January 31, 1996

 Common Stock Class A, $.25 Par                    2,796,555
 Common Stock Class B, $.25 Par                    2,796,555



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                    12/30/95           3/31/95
                                                                                                    ________           _______
ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         2,529   $        26,538
    Accounts Receivable, Net                                                                          31,624            32,601
    Inventories:
        Finished Goods                                                                               188,507            64,613
        Work in Process                                                                               29,007            19,531
        Raw Materials                                                                                 41,259            48,260
                                                                                              --------------   ---------------
                                                                                                     258,773           132,404
    Off-Season Reserve (Note 3)                                                                      (38,982)                -
    Deferred Tax (Net)                                                                                 1,933             1,933
    Other Current Assets                                                                               4,501               801
                                                                                              --------------   ---------------
        Total Current Assets                                                                         260,378           194,277
Property, Plant and Equipment, Net                                                                   221,158           179,718
Common Stock of Moog Inc.                                                                             13,333             7,494
Other Assets                                                                                             512               237
                                                                                              --------------   ---------------
                                                                                                    $495,381          $381,726
                                                                                                    ========          ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $       120,950   $             -
    Accounts Payable                                                                                  32,888            36,089
    Accrued Expenses                                                                                  16,114            19,599
    Income Taxes                                                                                           -               125
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                                618             5,594
                                                                                             ---------------   ---------------

        Total Current Liabilities                                                                    170,570            61,407
Long-Term Debt                                                                                       222,959           220,677
Capital Lease Obligations                                                                              9,660               803
Deferred Income Taxes                                                                                 11,265            11,490
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative,
    $.25 Par Value Per Share                                                                              50                50
Common Stock                                                                                           2,579             1,880
Net Unrealized Gain on Available-For-Sale Securities                                                   4,570               892
Retained Earnings                                                                                     73,708            84,507
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                          80,927            87,349
                                                                                             ---------------   ---------------
                                                                                                    $495,381          $381,726
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




                    SENECA FOODS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)


                                                                                       Three Months Ended
                                                                                       __________________
                                                                                12/30/95               12/24/94
                                                                                ________               ________

Net Sales                                                                 $          201,032       $          96,852
Other Income (See Notes)                                                               4,279                       -
                                                                          ------------------       -----------------

Total Revenue                                                                        205,311                  96,852

Costs and Expenses:
Cost of Product Sold                                                                 190,195                  85,452
Selling, General, and Administrative                                                   7,790                   8,680
Interest Expense                                                                       7,669                   1,736
Nonrecurring Charge (See Notes)                                                       (1,416)                      -
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           204,238                  95,868
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           1,073                     984

Income Taxes                                                                             855                     365
                                                                          ------------------       -----------------

Earnings from Continuing Operations                                                      218                     619
Extraordinary Losses
  Net of Income Taxes                                                                      -                       -
                                                                          ------------------       -----------------

Net Earnings                                                              $              218       $             619
                                                                          ==================       =================

Net Earnings from Continuing Operations
  Applicable to Common Stock                                              $              212       $             613
Net Earnings Applicable to
  Common Stock                                                                           212                     613
Weighted Average Common
  Shares Outstanding                                                               5,593,110               5,593,110

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

  Earnings from Continuing Operations                                     $              .04       $              .11
  Extraordinary Loss                                                                       -                        -
                                                                          ------------------       ------------------

  Net Earnings (Loss)                                                      $              .04       $              .11
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



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                        Nine Months Ended
                                                                                        _________________
                                                                                12/30/95               12/24/94
                                                                                ________               ________

Net Sales                                                                 $          414,956       $         239,938
Other Income (See Notes)                                                               4,279                       -
                                                                          ------------------       -----------------
Total Revenue                                                                        419,235                 239,938

Costs and Expenses:
Cost of Product Sold                                                                 377,048                 209,324
Selling, General, and Administrative                                                  23,758                  22,389
Interest Expense                                                                      20,034                   4,465
Nonrecurring Charge (See Notes)                                                       13,662                       -
                                                                          ------------------       -----------------
  Total Costs and Expenses                                                           434,502                 236,178
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                         (15,267)                  3,760
Income Taxes                                                                          (5,191)                  1,104
                                                                          ------------------       -----------------

Earnings (loss) from Continuing Operations                                           (10,076)                  2,656

Earnings from Discontinued Operations                                                      -                       6
Gain on the Sale of Discontinued Operations
  Net of Income Taxes                                                                      -                     172
Extraordinary Losses
  Net of Income Taxes                                                                      -                    (606)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $          (10,076)      $           2,228
                                                                          ==================       =================

Net Earnings from Continuing Operations
  Applicable to Common Stock                                              $          (10,093)      $           2,639
Net Earnings Applicable to
  Common Stock                                                                       (10,093)                  2,211
Weighted Average Common
  Shares Outstanding                                                               5,593,110               5,593,776

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):
  Earnings from Continuing Operations                                     $           (1.80)       $             .48
  Earnings from Discontinued Operations                                                    -                     .00
  Gain on the Sales of Discontinued
    Operations                                                                             -                     .03
  Extraordinary Loss                                                                       -                    (.11)
                                                                          ------------------         ---------------

  Net Earnings (Loss)                                                     $           (1.80)       $             .40
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



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                       __________________
                                                                                12/30/95               12/24/94
                                                                                ________               ________
Cash Flows From Operating Activities:
    Net Earnings                                                          $              218      $              619
    Adjustments to Reconcile Net Earnings to
      Net Cash Used by Operating Activities:
        Depreciation and Amortization                                                  6,331                   2,438
        Deferred Income Taxes                                                         (2,350)                     58
        Changes in Working Capital:
          Accounts Receivable                                                          9,441                  (2,565)
          Inventories                                                                 77,886                   5,168
          Off-Season Reserve                                                           2,351                      61
          Other Current Assets                                                            81                     770
          Income Taxes                                                                 2,915                   1,212
          Accounts Payable and
            Accrued Expenses                                                        (115,235)                (15,891)
                                                                          ------------------       -----------------
        Net Cash Used in Operations                                                  (18,362)                 (8,130)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (3,385)                 (7,457)
    Disposals of Property, Plant,
      and Equipment                                                                    4,631                     178
                                                                          ------------------       -----------------
  Net Cash Provided (Used)
    in Investing Activities                                                            1,246                  (7,279)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                     11,850                  16,650
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                              (2,769)                   (157)
    Other                                                                               (164)                      3
    Dividends                                                                            (12)                    (12)
    Common Stock Retirement                                                                -                       -
                                                                          ------------------       -----------------
    Net Cash Provided by
        Financing Activities                                                           8,905                  16,484
                                                                          ------------------       -----------------

Net Increase (Decrease) in Cash and Short-
    Term Investments                                                                  (8,211)                  1,075
Cash and Short-Term Investments,
Beginning of Period                                                                   10,470                   1,498
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            2,529      $            2,573
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



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Nine Months Ended
                                                                                       _________________
                                                                                12/30/95               12/24/94
                                                                                ________               ________

Cash Flows From Operating Activities:
    Net Earnings (Loss)                                                   $          (10,076)     $            2,228
    Adjustments to Reconcile Net Earnings to
      Net Cash Used by Operating Activities:
        Depreciation and Amortization                                                 16,689                   7,394
        Deferred Income Taxes                                                         (2,385)                  1,482
        Changes in Working Capital:
          Accounts Receivable                                                            977                  (7,155)
          Inventories                                                               (126,369)                (50,866)
          Off-Season Reserve                                                          38,982                   7,766
          Other Current Assets                                                           124                      34
          Income Taxes                                                                (3,949)                 (2,953)
          Accounts Payable and
            Accrued Expenses                                                          (6,686)                 11,343
                                                                          ------------------       -----------------
        Net Cash Used in Operations                                                  (92,693)                (30,727)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                  (62,794)                (11,103)
    Acquisition                                                                            -                  (3,769)
    Disposals of Property, Plant,
      and Equipment                                                                    4,664                   1,037
                                                                          ------------------       -----------------
  Net Cash Used in Investing Activities                                              (58,130)                (13,835)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                    120,950                  44,550
    Long-Term Borrowing                                                                9,258                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                              (3,095)                (17,718)
    Other                                                                               (275)                      9
    Dividends                                                                            (24)                    (24)
    Common Stock Retirement                                                                -                  (1,880)
                                                                          ------------------       ------------------
      Net Cash Provided by
        Financing Activities                                                         126,814                  24,937
                                                                          ------------------       -----------------

Net Decrease in Cash and Short-
    Term Investments                                                                 (24,009)                (19,625)
Cash and Short-Term Investments,
Beginning of Period                                                                   26,538                  22,198
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            2,529      $            2,573
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 30, 1995

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of December 30, 1995 and March 31, 1995 and results of operations for the three and nine month periods ended December 30, 1995 and December 24, 1994. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1995 balance sheet was derived from audited financial statements.

        The results of operations for the three and nine month periods ended December 30, 1995 and December 24, 1994 are not necessarily indicative of the results to be expected for the full year.

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

2. Primary earnings per share are based on the weighted average number of common shares outstanding, as the effect of common stock equivalents is anti-dilutive.

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

                                December 30, 1995

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

6. The second quarter results included a nonrecurring charge of $15,078,000, before income tax benefit, due to combination of start-up costs related to the Pillsbury Alliance and severe drought conditions that New York State suffered during the entire summer. The Registrant undertook an ambitious capital expenditure program related to the Pillsbury Alliance. In the relatively short time between the February 1995 closing of the Pillsbury Alliance and the beginning of the 1995 vegetable pack, 37 separate major capital projects needed to be completed. There were some unforeseen problems related to a few of these projects, mostly in the New York plants. Some of the used equipment transferred from the closed plants had operating difficulties and was not always easily repaired, causing downtime. As a result, plant throughput and yields were poor at some plants causing unfavorable manufacturing variances. The problems were magnified when drought and hot weather conditions forced the uneven timing of maturities of vegetables. The nonrecurring charge was reduced during the third quarter by $1,416,000 to $13,662,000. This change is due to some of the expenses related to the charge being estimates which, as time passes, are becoming better defined.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                December 30, 1995

7. During the second quarter, Pillsbury agreed to delay the first two principal payments on the $73,025,000 subordinated promissory note until October 1998 with an option to convert the payments into the Registrant's equity. Each payment was to be $3,000,000. Pillsbury has exercised its option to convert the first two payments into Class A Common Stock. The conversion price was $17.3125 per share. Consequently, Seneca will be issuing 346,570 shares to Pillsbury when the necessary registration papers have been filed and approved by the Securities and Exchange Commission.

8. During the second quarter, the Registrant entered into a Sale/Leaseback transaction where three of its wastewater facilities in New York State were sold to the Wayne County Water and Sewer Authority with net proceeds of $9,000,000.

9. During the third quarter, the Registrant sold its Peabody, Massachusetts facility for cash, resulting in a gain of $4,279,000 before income tax expense. The Registrant had leased this facility to a third party.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  December 30, 1995

Results of Operations:

Sales:
Sales reflect an increase of 108.0% for the third quarter versus 1994. The higher sales, in large part, are due to higher canned vegetables quantities sold than the previous period and acquisitions made within the last year.

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:

                                                      Three Months Ended               Nine Months Ended
                                                      __________________               _________________
                                                   12/30/95         12/24/94       12/30/95          12/24/94
                                                   ________         ________       ________          ________

Cost of Product Sold                                   92.7          88.3             89.9%            87.2%
Selling                                                 2.9           6.1              4.2              6.2
Administrative                                          0.9           2.8              1.4              3.1
Interest Expense                                        3.7           1.8              4.8              1.9
Nonrecurring Charge                                    (0.7)          -                3.3              -
                                                       --------------------------------------------------

                                                       99.5%         99.0%           103.6%            98.4%
                                                       ====================================================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) reflect, in part, higher costs for vegetable and apple products than in the prior year due to the relatively short packs of vegetables throughout the U. S. and a worldwide shortage of apple. The Interest Expense is higher largely due to the debt issued to finance the acquisitions and capital expenditures made over the last year. Refer to the footnotes for the discussion of the Nonrecurring Charge.

Income Taxes:
The effective tax rate used in fiscal 1996 is 34% and in fiscal 1995 it is 29.4%. 1995 effective tax rate reflects a year-end adjustment to arrive at a 34.5% annual rate.

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                              Ended December                    Ended March
                                                              _______________                  ____________
                                                             1995           1994             1995           1994
                                                             ____           ____             ____           ____

     Working Capital Balance                              $89,808        $56,743         $132,870        $78,180
     Quarter Change                                         3,187         (4,207)               -              -
     Notes Payable                                        120,950         44,550                -              -
     Long-Term Debt                                       232,619         51,394          221,480         68,546
     Current Ratio                                         1.53:1         1.57:1           3.16:1         2.67:1
     Inventory (Average) Turnover                             2.6            2.6              1.9            1.8

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                             December 30, 1995

The Working Capital Balance is higher than the prior year largely due to acquisition of Green Giant assets in the prior year. When the Registrant acquired the Green Giant assets, it did not acquire the Finished Goods. Therefore, as the Registrant produces finished goods for Pillsbury, working capital needs increase accordingly. The increase in Working Capital for the quarter is due to part to the sale of the Peabody facility (see footnotes for discussion of the sale) which more than offset the Capital Expenditures for the quarter of $3,385,000. Capital Expenditures related to the Pillsbury Alliance exceeded their original projected costs due to unforeseen issues and time constraints. Overtime and outside contractor costs were high in an effort to complete the projects by the pack season (see footnotes for discussion of Nonrecurring Charge).

The Registrant was not in compliance with certain debt covenants related to Long-Term Debt at December 30, 1995. However, subsequently all provisions have been met or waived. The Registrant is in the process of renegotiating certain of its Long-Term Debt covenants. Any amendment is subject to the approval of the short-term lenders. If the Long-Term Debt is not amended by February 28, 1996, then certain Short-Term Debt covenants will also be out of compliance. The Registrant anticipates the debt coventants will be amended by February 28, 1996.

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

                      (c) Reports on Form 8-K - None during the period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       Seneca Foods Corporation
                                                       (Registrant)



                                                       /s/Kraig H. Kayser
                                                       _______________________
February 13, 1995                                      Kraig H. Kayser
                                                       President and
                                                       Chief Executive Officer


                                                       /s/Jeffrey L. Van Riper
                                                       ________________________
February 13, 1995                                      Jeffrey L. Van Riper
                                                       Controller and
                                                       Chief Accounting Officer