Form 10-K
period 1996-03-31
SENECA FOODS CORP /NY/
filed 1996-07-01
CIK 88948

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 1996     Commission File Number 0-1989

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

                         Common Stock Class A, $.25 Par
                         Common Stock Class B, $.25 Par
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

Check mark indicates whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes    X     No

The aggregate market value of the Registrant's voting securities held by non-affiliates based on the closing sales price per market reports by the National Market System on June 1, 1996 was approximately $98,704,000.

Common shares outstanding as of June 1, 1996 were Class A: 3,143,125,
                                                  Class B: 2,796,555.

Documents Incorporated by Reference:

(1)  Proxy  Statement to be issued prior to June 30, 1996 in connection with the
     registrant's   annual  meeting  of  stockholders  (the  "Proxy  Statement")
     applicable to Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year-ended March 31, 1996 (the "Annual Report") applicable to
     Part II, Items 5-8 and Part IV, Item 14 of Form 10-K.



                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 1996
                            SENECA FOODS CORPORATION



                                                                                                               Pages
PART I.

    Item 1.       Business                                                                                      1-3
    Item 2.       Properties                                                                                      3
    Item 3.       Legal Proceedings                                                                               4
    Item 4.       Submission of Matters to a Vote of Equity Security Holders                                      4

PART II.

    Item 5.       Market for the Registrant's Common Stock and Related Security Holder Matters                    4
    Item 6.       Selected Financial Data                                                                         4
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                   4
    Item 8.       Financial Statements and Supplementary Data                                                     4
    Item 9.       Changes in and Disagreements on Accounting and Financial Disclosure                             4

PART III.

    Item 10.      Directors and Executive Officers of the Registrant                                              6
    Item 11.      Executive Compensation                                                                          6
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                                  6
    Item 13.      Certain Relationships and Related Transactions                                                  6

PART IV.

    Item 14.      Exhibits, Financial Statements Schedules and Reports on Form 8-K                             6-10

SIGNATURES                                                                                                    11-12


                                   PART I

                                   Item 1

                                  Business

                     General Development of Business

SENECA FOODS CORPORATION (herein referred to as the "Company") was organized in 1949 and incorporated under the laws of the State of New York. Seneca Foods Corporation purchased six Green Giant(R) vegetable plants from The Pillsbury Company effective February 1, 1995, resulting in vegetable products becoming nearly 80% of Seneca's overall business. Consequently, Seneca has changed its fiscal year-end from July 31 to March 31 to avoid overlapping pack seasons between fiscal years. Therefore, Fiscal 1995 was an eight-month transition period.

              Financial Information About Industry Segments

The Company's business activities are conducted in food and non-food segments. The food segment is food processing. The non-food segment is an air charter service. The air charter service represents 1% of the Company's business and therefore the financial information related to segments is not material.

                     Narrative Description of Business

                       Principal Products and Markets

Food Processing

The principal products of this segment include grape products, apple products, and vegetables. The products are canned, bottled, and frozen and are sold to retail and institutional markets. The Company has divided the United States into four major marketing sections: Eastern, Southern, Northwestern, and Southwestern. Plant locations in New York, Michigan, North Carolina, and Washington provide ready access to the domestic sources of grapes and apples necessary to support marketing efforts in their respective sections of the country. Vegetable operations are primarily supported by plant locations in New York, Wisconsin, Washington, Idaho, and Minnesota. In addition, the Company operates a mushroom canning facility in Pennsylvania.

The following summarizes net sales by major category for the four years ended March 31, 1996 and 1995 and July 31, 1994 and 1993:

                                                          (Eight Months)
                                                 1996              1995             1994              1993
                                                 ----              ----             ----              ----
                                                                    (In thousands)

                  Vegetable                $  330,654          $117,504         $145,010          $132,459
                  Apple                        87,585            62,688           78,453            71,748
                  Grape                        19,159            10,325           17,457            19,058
                  Other                        66,453            40,809           45,334            30,205
                                              -------           -------          -------           -------
                  Total                      $503,851          $231,326         $286,254          $253,470
                                              =======           =======          =======           =======


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


                            Seasonal Business

Food Processing

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are usually offsetting to some extent. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing of the Company's sales and earnings. An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings. This is zero at fiscal year-end.


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


                         Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality service, and pricing being the major determinants in the Company's relative market position. Except for the Seneca apple and grape products and Libby's vegetable products data mentioned below, no reliable statistics are available to establish the exact market position of the Company's own food products. During the past year approximately 26% of the Company's processed foods were packed for retail customers under the Company branded labels of Libby's(R), Nature's Favorite(R), TreeSweet(R), and Seneca(R). About 10% of the processed foods were packed for institutional food distributors and 31% of processed foods were retail packed under the private label of customers. The remaining 33% is sold to Pillsbury under the Alliance Agreement (see Note 12 of Item 8, Financial Statements and Supplementary Data). The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source. In 1996 and in the future, The Pillsbury Company represents our largest customer as a result of the 20-year Alliance Agreement entered into during 1995.

The principal branded products are Seneca Frozen Apple Juice Concentrate, rated the number one seller nationally, Seneca Frozen Natural Grape Juice Concentrate, Seneca applesauce, and Libby's canned vegetable products which rate among the top five national brands. The information under the heading Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1996 Annual Report is incorporated by reference.

                         Environmental Protection

Environmental protection is an area that has been worked on most diligently at each food processing facility. In all locations the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards. The Company does not expect any material capital expenditures to comply with environmental regulations in the near future. The Company is a potentially responsible party with respect to two sites but the Company does not believe the aggregate liability is material.


                                Employment

                  Food processing  -  Full time            2,049
                                    -  Seasonal              534
                                                           -----
                                                           2,583
                                        Other                125
                                                           -----
                                                           2,708


                              Foreign Operations

Export sales for the Company are a relatively small portion (about 5%) of the food processing sales, excluding the Pillsbury Alliance sales. Approximately 20% of the Pillsbury Alliance sales are for eventual export.


                                    Item 2

                                  Properties

The Company has nine food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,819,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package fruit and vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Five other processing, packaging, and warehousing facilities are located in the states of North Carolina (223,000 square feet), Pennsylvania (39,000 square feet), and in Washington (three locations totaling 292,000 square feet). Processing operations in North Carolina are primarily devoted to apple juice products; in Washington, grape juice, apple juice, apple chips, and sauce; and in Pennsylvania, mushroom canning and warehousing.

Four facilities in Minnesota, one facility in Michigan, one facility in Washington, one facility in Idaho, and seven facilities in Wisconsin provide approximately 4,456,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

The Company owns two food distribution facilities in Massachusetts and New York totaling approximately 206,000 square feet which are leased out to other companies through 1996 and 2004. The Company has entered into an agreement to sell the New York property in August 1996. Sublease income of $1,849,000 was received on these facilities during the period. In addition the air charter division has a 14,000 square foot facility.

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

Certain of the Company's facilities are mortgaged to financial institutions to secure long-term debt and capital lease obligations. See Notes 4 and 5 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company's lease commitments.

                                  Item 3

                            Legal Proceedings

The Company is not involved in any material legal proceedings.


                                  Item 4

       Submission of Matters to a Vote of Equity Security Holders

No matters were submitted to vote of shareholders during the last quarter of the fiscal period covered by this report.


                                  PART II

                                   Item 5

  Market for the Registrant's Common Stock and Related Security Holder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 1996 Annual Report, "Shareholder Information", which is incorporated by reference.


                                    Item 6

                           Selected Financial Data

Refer to the information in the 1996 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                    Item 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 1996 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.


                                    Item 8

                Financial Statements and Supplementary Data

Refer to the information in the 1996 Annual Report, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", which is incorporated by reference.

                                    Item 9

       Changes in and Disagreements on Accounting and Financial Disclosure

None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Seneca Foods Corporation
Pittsford, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 1996, March 31, 1995 and July 31, 1994, and for the year ended March 31, 1996, the eight months ended March 31, 1995 and for each of the two years in the period ended July 31, 1994, and have issued our report thereon dated May 31, 1996, which report includes an explanatory paragraph as to changes in accounting for inventories in 1996 and income taxes in 1994; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 14 (A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP

Rochester, New York
May 31, 1996

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

                                     PART IV


                                     Item 14

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Exhibits and Financial Statement Schedules


1. (i) Financial Statement Schedules - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 1996, are incorporated by reference in Item 8:

     Consolidated Statements of Net Earnings - March 31, 1996 and 1995 and July 31, 1994 and 1993

     Consolidated Balance Sheets - March 31, 1996 and 1995 and July 31, 1994

     Consolidated Statements of Cash Flows - March 31, 1996 and 1995 and July 31, 1994 and 1993

     Consolidated Statements of Stockholders' Equity - March 31, 1996 and 1995 and July 31, 1994 and 1993

     Notes to Consolidated Financial Statements - March 31, 1996 and 1995 and July 31, 1994 and 1993

     Independent Auditors' Report

(ii) As a result of the Company's change in 1995 in the fiscal year-end date from July 31 to March 31 (see Note 1 of Item 8, Financial Statements and Supplementary Data), the following is an unaudited comparison of eight months ended March 31, 1995 and March 26, 1994:

                                                                                         March 31       March 26
         Eight Months Ended (1994 Unaudited)                                                 1995           1994
                                                                                   (In thousands, except share amounts)

         Net sales                                                                       $234,073       $195,048
                                                                                          -------        -------
         Costs and expenses:
           Cost of product sold                                                           202,068        162,356
           Selling, general, and administrative expense                                    23,620         20,231
           Interest expense, net of interest income                                         6,296          4,178
                                                                                          -------        -------
                                                                                          231,984        186,765

         Earnings from continuing operations before income
           taxes, extraordinary item and cumulative effect of
           accounting change                                                                2,089          8,283
         Income taxes                                                                         768          3,231
                                                                                            -----          -----
         Earnings from continuing operations                                            $   1,321       $  5,052
                                                                                            =====          =====
         Earnings from continuing operations per share                                  $     .23       $   1.71
                                                                                            =====          =====
                  Weighted average shares outstanding                                   5,593,110      5,899,284
                                                                                        =========      =========


                                                                          Pages

2.     Supplemental Schedule:

       Schedule II        --        Valuation and Qualifying Accounts         8

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.       Exhibits:

 No. 3  -   Articles of Incorporation and By-Laws - Incorporated by reference to the Company's 10-Q/A filed August, 1995 as amended by Exhibit
            No. 3 filed herewith.

 No. 4  -   Articles defining the rights of security holders - Incorporated by reference to the Company's 10-Q/A filed August, 1995 as amended by Exhibit No. 3 filed herewith. Instrument defining the rights of any holder of Long-Term Debt - Incorporated by reference to Exhibit 99 to the Company's 10-Q filed January 1995 as amended by Exhibit No. 4 filed herewith. The Company will furnish, upon request to the SEC, a copy of any instrument defining the rights of any holder of Long-Term Debt.

 No. 10 - Material Contracts - Incorporated by reference to the Company's 8-K dated February 24, 1995 for the First Amended and Restated Alliance Agreement and the First Amended and Restated Asset Purchase Agreement both with The Pillsbury Company.

No. 11 -   Computation of Earnings per Share                                  9

No. 13 - The material contained in the 1996 Annual Report to Shareholders under the following headings: "Five Year Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", and "Shareholder Information".

No. 18 -   Preferability Letter                                              10

No. 21 -   List of Subsidiaries                                              10

No. 27 -   Financial Data Schedules


B.    Reports on Form 8-K

      None.

                                   Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS

                                  (In thousands)

                                            Balance at                          Charged to       Deductions    Balance
                                            beginning         Charged to        other            from          at end
                                            of period         income            accounts         reserve       of period
                                            ----------        ----------        ----------       ----------    ---------

Year-ended March 31, 1996:
     Allowance for doubtful accounts         $   227           $     52          $  --           $  114 (a)     $    165
                                              ======            =======           =====           =====          =======
Year-ended March 31, 1995:
     Allowance for doubtful accounts         $   183           $    166          $  --           $  122 (a)     $    227
                                              ======            =======           =====           =====           ======
Year-ended July 31, 1994:
     Allowance for doubtful accounts         $   435           $   (213)         $  --           $   39 (a)     $    183
                                              ======            =======           =====           =====          =======
Year-ended July 31, 1993:
     Allowance for doubtful accounts         $   281           $    182          $  --           $   28 (a)     $    435
                                              ======            =======           =====           =====          =======

(a) Accounts written off, net of recoveries.