Form 10-Q
period 1996-06-29
SENECA FOODS CORP /NY/
filed 1996-08-13
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended June 29, 1996 Commission File Number 0-1989

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

Yes   X    No
    -----     -----

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                    Class Shares Outstanding at July 31, 1996

  Common Stock Class A, $.25 Par              3,143,125
  Common Stock Class B, $.25 Par              2,796,555



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                     6/29/96           3/31/96
                                                                                                     -------           -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         7,008   $         1,297
    Common Stock of Moog Inc.                                                                              -            12,863
    Accounts Receivable, Net                                                                          36,240            51,118
    Inventories:
        Finished Goods                                                                               155,935           138,953
        Work in Process                                                                               23,438            63,730
        Raw Materials                                                                                 33,229            27,076
                                                                                                     -------           -------
                                                                                                     212,602           229,759
    Off-Season Reserve (Note 3)                                                                       28,271                 -
    Deferred Tax (Net)                                                                                    53                53
    Refundable Income Taxes                                                                            3,575             3,503
    Other Current Assets                                                                                 681             1,041
                                                                                              --------------   ---------------
        Total Current Assets                                                                         288,430           299,634
Property, Plant and Equipment, Net                                                                   222,541           222,720
Common Stock of Moog Inc.                                                                              1,338             1,048
Other Assets                                                                                             417               457
                                                                                              --------------   ---------------
                                                                                                    $512,726          $523,859
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        98,000   $       113,000
    Accounts Payable                                                                                  48,556            48,930
    Accrued Expenses                                                                                  31,519            28,253
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              2,436               690
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    180,511           190,873
Long-Term Debt                                                                                       215,351           216,928
Capital Lease Obligations                                                                              9,622             9,646
Deferred Income Taxes                                                                                 12,111            11,414
Deferred Gain                                                                                          4,124             4,059
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Common Stock                                                                                           2,666             2,666
Paid in Capital                                                                                        5,913             5,913
Net Unrealized Gain on Available-For-Sale Securities                                                     410             5,169
Retained Earnings                                                                                     81,948            77,121
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                          91,007            90,939
                                                                                             ---------------   ---------------
                                                                                                    $512,726          $523,859
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


                    SENECA FOODS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/29/96                7/1/95
                                                                                 -------                ------

Net Sales                                                                 $          123,694       $          81,945
Other Income (See Notes)                                                               7,501                       -
                                                                          ------------------       -----------------

                                                                                     131,195                  81,945

Costs and Expenses:
Cost of Product Sold                                                                 109,406                  68,529
Selling, General, and Administrative                                                   6,584                   7,783
Interest Expense                                                                       7,481                   5,545
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           123,471                  81,857
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           7,724                      88

Income Taxes                                                                           2,897                      33
                                                                          ------------------       -----------------

Net Earnings                                                              $            4,827       $              55
                                                                          ==================       =================


Net Earnings Applicable to
  Common Stock                                                                         4,821                      49
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,593,110

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

   Net Earnings                                                           $              .81       $             .01
                                                                          ==================       =================

The accompanying notes are an integral part of these condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/29/96                7/1/95
                                                                                 -------                ------

Cash Flows From Operating Activities:
    Net Earnings                                                          $            4,827      $               55
    Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                  6,374                   4,496
        Deferred Income Taxes                                                            697                     (22)
        Gain on the Sale                                                              (7,501)                      -
        Changes in Working Capital:
          Accounts Receivable                                                         14,878                   2,157
          Inventories                                                                 17,157                 (32,619)
          Off-Season Reserve                                                         (28,271)                (17,916)
          Other Current Assets                                                           360                     238
          Income Taxes                                                                 2,380                    (153)
          Accounts Payable and
            Accrued Expenses                                                           2,957                   8,696
                                                                          ------------------       -----------------
  Net Cash Provided (Used)
      by Operations                                                                   13,858                 (35,068)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Proceeds from the Sale of Moog Stock                                              12,863                       -
    Additions to Property, Plant,
      and Equipment                                                                   (6,195)                (36,792)
                                                                          ------------------       -----------------
  Net Cash Provided (Used) in Investing
        Activities                                                                     6,668                 (36,792)
                                                                          ------------------       ------------------

Cash Flows From Financing Activities:
    Notes Payable                                                                    (15,000)                 48,000
    Long-Term Borrowing                                                                  230                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                 (85)                   (311)
    Other                                                                                 40                     (24)
    Dividends                                                                              -                     (12)
                                                                          ------------------       -----------------
  Net Cash Provided (Used) in
        Financing Activities                                                         (14,815)                 47,653
                                                                          ------------------       -----------------

Net Increase (Decrease) in Cash and Short-
    Term Investments                                                                   5,711                 (24,207)
Cash and Short-Term Investments,
Beginning of Period                                                                    1,297                  26,538
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            7,008      $            2,331
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 29, 1996

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of June 29, 1996 and March 31, 1996 and results of operations for the three month periods ended June 29, 1996 and July 1, 1995. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1996 balance sheet was derived from audited financial statements.

        The results of operations for the three month periods ended June 29, 1996 and July 1, 1995 are not necessarily indicative of the results to be expected for the full year.

        The accounting policies followed by the Registrant are set forth in Note to the Registrant's financial statements in the 1996 Seneca Foods Corporation Annual Report and 10-K.

        Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Registrant's March 31, 1996 financial report.

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


4. The Registrant issued a stock split in the form of a dividend during 1996. This has been reflected in the prior year of these financial statements as if it had occurred at the beginning of the year.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 29, 1996

5. During the first quarter, the Registrant sold its investment in Moog, Inc. Class A Common Stock back to Moog. This resulted in a Pre-Tax gain of $7,501,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                   June 29, 1996

Results of Operations:

Sales:
Sales reflect an increase of 50.9% for the first three months versus 1995. The higher sales, in large part, are due to higher canned vegetables quantities sold to Pillsbury under the Alliance. Under this Alliance Net Sales were $43,761,000 for three months ended June 1996 versus $3,828,000 for the comparable period in the previous year. This previous period Net Sales were low because the Alliance had just begun and the Registrant did not buy the inventory on hand at the start of the Alliance. Non-Alliance vegetable sales quantities were up 8.8% while juice and fruit sales quantities were down 16.1%.

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                   6/29/96            7/1/95
                                                                                   -------            ------

Cost of Product Sold                                                                  88.5%            83.6%
Selling                                                                                4.0              7.1
Administrative                                                                         1.3              2.4
Interest Expense                                                                       6.0              6.8
                                                                                      ---------------------

                                                                                      99.8%            96.8%
                                                                                      =====================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) reflect, in part, substantially higher sales to the Pillsbury Alliance which are at low Gross Margins. The Interest Expense is higher largely due to the debt issued to finance the acquisitions and capital expenditures made over the last year.

Income Taxes:
The effective tax rate used in fiscal 1997 and 1996 is 38%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                              June 29, 1996

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                                ----------                      -----------
                                                             1996           1995             1996           1995
                                                             ----           ----             ----           ----

     Working Capital Balance                             $107,919        $100,283        $108,761       $136,342
     Quarter Change                                          (842)        (32,587)              -              -
     Notes Payable                                         98,000          48,000               -              -
     Long-Term Debt                                       224,973         221,192         226,574        221,480
     Current Ratio                                         1.60:1          1.85:1          1.57:1         3.21:1
     Inventory (Average) Turnover                             2.1             1.8             2.0            2.2

The change in the Working Capital for the quarter from the prior year is largely due to acquisition of Green Giant assets in the prior year and the capital expenditure program needed for the Registrant's plants to take on some of the canned vegetable volume added by the acquisition.

As part of the Alliance with Pillsbury (see 1996 Annual Report for details), Pillsbury takes Green Giant inventory as it needs it or at least by the take-or-pay date (varies by commodity).

The Registrant was in compliance with its debt covenants related to Short-Term and Long-Term Debt.

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

                      None.

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders

                      The annual meeting of shareholders of the Registrant was held on August 3, 1996 and the following were the voting results: (1) Management's nominees for Director positions were elected, and (2) a management proposal to ratify the appointment of Deloitte & Touche L.L.P. as independent auditors was adopted. A summary of the voting results follows (In thousands):

                      Proposal                      For          Withheld       Against         Abstain            Broker Non-Votes
Directors:
  R. T. Brady                                      3,470              8
  A. S. Wolcott                                    3,470              8
Appointment of Auditors                            3,467                              7               4
Such other business                                3,478

Item 5.               Other Information

                      None.

Item 6.               Exhibits and Reports on Form 8-K

                      (a) Exhibit 11 - (11) Computation of earnings per share

                      (b) Exhibit 27 - (27) Financial Data Schedules

                      (c) Reports on Form 8-K - None during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                Seneca Foods Corporation
                                                (Registrant)



                                                 /s/Kraig H. Kayser

August 12, 1996                                  Kraig H. Kayser
                                                 President and
                                                 Chief Executive Officer


                                                  /s/Jeffrey L. Van Riper

August 12, 1996                                   Jeffrey L. Van Riper
                                                  Controller and
                                                  Chief Accounting Officer