Form 10-Q
period 1996-09-28
SENECA FOODS CORP /NY/
filed 1996-11-14
CIK 88948

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended September 28, 1996 Commission File Number 0-1989

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

                                   Class Shares Outstanding at October 31, 1996

 Common Stock Class A, $.25 Par                       3,143,125
 Common Stock Class B, $.25 Par                       2,796,555



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                     9/28/96           3/31/96
                                                                                                     -------           -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         1,029   $         1,297
    Common Stock of Moog Inc.                                                                              -            12,863
    Accounts Receivable, Net                                                                          55,382            51,118
    Inventories:
        Finished Goods                                                                               369,155           138,953
        Work in Process                                                                               14,719            63,730
        Raw Materials                                                                                 31,013            27,076
                                                                                                     -------           -------
                                                                                                     414,887           229,759
    Off-Season Reserve (Note 3)                                                                      (54,189)                -
    Deferred Tax (Net)                                                                                    53                53
    Refundable Income Taxes                                                                            1,901             3,503
    Other Current Assets                                                                                 565             1,041
                                                                                              --------------   ---------------
        Total Current Assets                                                                         419,628           299,634
Property, Plant and Equipment, Net                                                                   223,819           222,720
Common Stock of Moog Inc.                                                                              1,261             1,048
Other Assets                                                                                             401               457
                                                                                              --------------   ---------------
                                                                                                    $645,109          $523,859
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $       121,780   $       113,000
    Accounts Payable                                                                                 144,196            48,930
    Accrued Expenses                                                                                  35,440            28,253
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                                177               690
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    301,593           190,873
Long-Term Debt                                                                                       223,733           216,928
Capital Lease Obligations                                                                              9,826             9,646
Deferred Income Taxes                                                                                 11,930            11,414
Deferred Gain                                                                                          4,380             4,059
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Common Stock                                                                                           2,666             2,666
Paid in Capital                                                                                        5,913             5,913
Net Unrealized Gain on Available-For-Sale Securities                                                     340             5,169
Retained Earnings                                                                                     84,658            77,121
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                          93,647            90,939
                                                                                             ---------------   ---------------
                                                                                                    $645,109   $       523,859
                                                                                                     =======           =======

The accompanying notes are an integral part of these financial statements.




                    SENECA FOODS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                 9/28/96                9/30/95
                                                                                 -------                -------

Net Sales                                                                 $          159,521       $         131,979
Other Income (See Notes)                                                               1,640                       -
                                                                          ------------------       -----------------

                                                                                     161,161                 131,979

Costs and Expenses:
Cost of Product Sold                                                                 143,194                 118,324
Selling, General, and Administrative                                                   6,669                   8,185
Interest Expense                                                                       7,246                   6,820
Nonrecurring Charge (See Notes)                                                            -                  15,078
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           157,109                 148,407
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                    4,052                 (16,428)

Income Taxes                                                                           1,342                  (6,079)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $            2,710       $         (10,349)
                                                                          ==================       =================

Net Earnings Applicable to
  Common Stock                                                                         2,704                 (10,355)
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,593,110

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

   Net Earnings(Loss)                                                     $              .46       $         (1.85)
                                                                          ==================       ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                        Six Months Ended
                                                                                 9/28/96                9/30/95
                                                                                 -------                -------

Net Sales                                                                 $          283,215       $         213,924
Other Income (See Notes)                                                               9,141                       -
                                                                          ------------------       -----------------

                                                                                     292,356                 213,924


Costs and Expenses:
Cost of Product Sold                                                                 252,600                 186,853
Selling, General, and Administrative                                                  13,253                  15,968
Interest Expense                                                                      14,727                  12,365
Nonrecurring Charge (See Notes)                                                            -                  15,078
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           280,580                 230,264
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                   11,776                 (16,340)

Income Taxes                                                                           4,239                  (6,046)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $            7,537       $         (10,294)
                                                                          ==================       =================

Net Earnings Applicable to
  Common Stock                                                                         7,525                 (10,306)
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,593,110

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

 Net Earnings (Loss)                                                      $             1.27       $         (1.84)
                                                                          ==================       ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                        Six Months Ended
                                                                                 9/28/96                9/30/95
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings (Loss)                                                   $            7,537      $          (10,294)
    Adjustments to Reconcile Net Earnings
    (Loss) to Net Cash Used by
    Operating Activities:
        Depreciation and Amortization                                                 12,701                  10,358
        Deferred Income Taxes                                                            523                     (35)
        Gain on the Sale of Assets                                                    (9,141)                      -
        Changes in Working Capital:
          Accounts Receivable                                                         (4,264)                 (8,464)
          Inventories                                                               (185,128)               (130,993)
          Off-Season Reserve                                                          54,189                 (36,631)
          Other Current Assets                                                           476                      43
          Income Taxes                                                                 4,054                  (6,864)
          Accounts Payable and
            Accrued Expenses                                                         102,774                 108,549
                                                                          ------------------       -----------------
        Net Cash Used by Operations                                                  (16,279)                (74,331)
                                                                          ------------------       -----------------
Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (9,275)                (59,409)
  Proceed from the Sale of Assets                                                     15,511                       -
    Disposals of Property, Plant,
      and Equipment                                                                       30                      33
                                                                          ------------------       -----------------
  Net Cash Provided (Used) by Investing
      Activities                                                                       6,266                 (59,376)
                                                                          ------------------       -----------------
Cash Flows From Financing Activities:
    Long-Term Borrowing                                                                1,745                   9,258
    Notes Payable                                                                      8,780                 109,100
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (836)                   (326)
    Other                                                                                 56                    (111)
    Dividends                                                                              -                     (12)
                                                                          ------------------       -----------------
      Net Cash Provided by
        Financing Activities                                                           9,745                 117,909
                                                                          ------------------       -----------------
Net Decrease in Cash and Short-
    Term Investments                                                                    (268)                (15,798)
Cash and Short-Term Investments,
Beginning of Period                                                                    1,297                  26,538
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            1,029                  10,740
                                                                          ==================       =================

An addition to the secured nonrecourse subordinated promissory note of $7,558,000 occurred in the second quarter of 1997 in conjunction with the acquisition of additional Green Giant assets. The accompanying notes are an integral part of these consolidated condensed financial statements.


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 28, 1996

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of September 28, 1996 and March 31, 1996 and results of operations for the three and six month periods ended September 28, 1996 and September 30, 1995 and Cash Flows for the six month periods ended September 28, 1996 and September 30, 1995. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1996 balance sheet was derived from audited financial statements.

        The results of operations for the three and six month periods ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

        The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's financial statements in the 1996 Seneca Foods Corporation Annual Report and 10-K.

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

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                               September 28, 1996

5. The prior year second quarter results include a nonrecurring charge of $15,078,000, before income tax benefit, due to a combination of start-up costs related to the Pillsbury Alliance and severe drought conditions that New York State suffered during the entire summer.

6. During the first quarter, the Registrant sold its investment in Moog, Inc. Class A Common Stock back to Moog. This resulted in a Pre-Tax gain of $7,501,000.

7. During the second quarter, the Registrant sold its Clifton Park, New York facility for cash resulting in a gain of $1,640,000 before income tax expense. The Registrant had leased this facility to a third party.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                               September 28, 1996

Results of Operations:

Sales:
Sales reflect an increase of 20.9% for the second quarter and 32.4% for the comparable six month period, versus 1995. The higher sales, in large part, are due to higher canned vegetables quantities sold than the previous period.

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:

                                                       Three Months Ended               Six Months Ended
                                                    9/28/96          9/30/95       9/28/96            9/30/95
                                                    -------          -------       -------            -------

Cost of Product Sold                                   89.8%         89.6%            89.2%            87.3%
Selling                                                 3.2           4.5              3.6              5.5
Administrative                                          1.0           1.7              1.1              2.0
Interest Expense                                        4.5           5.2              5.2              5.8
Nonrecurring Charge                                     -            11.4              -                7.0
                                                        ---------------------------------------------------

                                                       98.5%        112.4%            99.1%           107.6%
                                                       ====================================================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) and lower Selling percentages reflect, in part, higher proportion of vegetable sales under the Pillsbury Alliance. Refer to the footnotes for the discussion of the Nonrecurring Charge.

Income Taxes:
The effective tax rate used in fiscal 1997 is 36% and in fiscal 1996 it is 37%.

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                              Ended September                   Ended March
                                                             1996           1995             1996           1995
                                                             ----           ----             ----           ----

     Working Capital Balance                             $118,035        $86,621         $108,761       $136,342
     Quarter Change                                        10,116        (13,662)               -              -
     Inventory                                            414,887        336,659          229,759        138,113
     Notes Payable                                        121,780        109,100                -              -
     Long-Term Debt                                       233,559        234,701          226,574        221,480
     Current Ratio                                         1.39:1         1.32:1           1.57:1         3.21:1
     Inventory (Average) Turnover                             1.2            1.6              2.0            2.2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                               September 28, 1996

The change in the Working Capital for the quarter from the prior year is largely due to acquisition of Green Giant assets in the prior year and the capital expenditure program needed for the Registrant's plants to take on some of the canned vegetable volume added by the acquisition.

Inventory is $78 million greater than the same month in the prior year largely due to the larger vegetable pack than the prior year. The increase was expected as the Registrant is now producing Pillsbury's green bean requirements. In addition, unlike the prior year, the pack budgets were met this year.

As part of the Alliance with Pillsbury (see 1996 Annual Report for details), Pillsbury takes Green Giant inventory as it needs it or at least by the take-or-pay date (varies by commodity).

The Registrant was in compliance with its debt covenants related to Short-Term and Long-Term Debt.

See Consolidated Condensed Statements of Cash Flows for further details.

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

                      None.

Item 5.               Other Information

                      None.

Item 6.               Exhibits and Reports on Form 8-K


                      (a) Exhibit 4 - (4a) Instrument  defining the rights of
                          any holder of Long-Term Debt related to the Note Agreement by and among SENECA FOODS CORPORATION, THE PRUDENTIAL INSURANCE COMPANY OF AMERICA and JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY as amended by Consent under Note Agreement as Exhibit 4a filed hereto.

                      (b) Exhibit 4 - (4b) Instrument defining the rights of
                          any holder of any holder of Long-Term Debt:
                          Supplementary Agreement dated October 2, 1996 made by Seneca Foods Corporation, The Pillsbury Company and Grand Metropolitan Incorporated related to a First Restated and Amended Alliance Agreement as amended by
                          Exhibit 4b filed hereto.

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





                                                       Seneca Foods Corporation
                                                             (Registrant)



                                                       /s/Kraig H. Kayser
                                                       -----------------------
November 13, 1996                                      Kraig H. Kayser
                                                       President and
                                                       Chief Executive Officer


                                                       /s/Jeffrey L. Van Riper
                                                       ------------------------
November 13, 1996                                      Jeffrey L. Van Riper
                                                       Controller and
                                                       Chief Accounting Officer