Form 10-Q
period 1996-12-28
SENECA FOODS CORP /NY/
filed 1997-02-11
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended December 28, 1996 Commission File Number 0-1989

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

                          Class Shares Outstanding at January 31, 1997

 Common Stock Class A, $.25 Par              3,143,125
 Common Stock Class B, $.25 Par              2,796,555




                                                    PART I FINANCIAL INFORMATION
                                             SENECA FOODS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (In Thousands of Dollars)

                                                                                            12/28/96            3/31/96
                                                                                            --------            -------

ASSETS

Current Assets:
  Cash and Short-term Investments                                                            $         9,656   $         1,297
  Common Stock of Moog Inc.                                                                                -            12,863
  Accounts Receivable, Net                                                                            29,972            51,118
  Inventories:
    Finished Goods                                                                                   186,070           138,953
    Work in Process                                                                                   19,799            63,730
    Raw Materials and Supplies                                                                        32,259            27,076
                                                                                                     -------           -------
                                                                                                     238,128           229,759
  Off-Season Reserve (Note 3)                                                                        (39,146)                -
  Deferred Tax (Net)                                                                                   2,553                53
  Refundable Income Taxes                                                                                320             3,503
  Other Current Assets                                                                                 1,513             1,041
                                                                                              --------------   ---------------
    Total Current Assets                                                                             242,996           299,634
Property, Plant and Equipment, Net                                                                   214,525           222,720
Common Stock of Moog Inc.                                                                              1,397             1,048
Other Assets                                                                                             384               457
                                                                                              --------------   ---------------
                                                                                                    $459,302          $523,859
                                                                                                    ========          ========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                                                              $        26,000   $       113,000
    Accounts Payable                                                                                  31,738            48,930
    Accrued Expenses                                                                                  20,461            28,253
    Customer Advance                                                                                  35,500                 -
    Current Portion of Long-Term Debt and Leases                                                       3,464               690
                                                                                             ---------------   ---------------
    Total Current Liabilities                                                                        117,163           190,873
Long-Term Debt                                                                                       220,724           216,928
Capital Lease Obligations                                                                              9,515             9,646
Deferred Income Taxes                                                                                 13,459            11,414
Deferred Gain                                                                                          4,339             4,059
10% Preferred Stock, Series A, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                                                                  10                10
10% Preferred Stock, Series B, Voting, Cumulative,
  Convertible, $.025 Par Value Per Share                                                                  10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Common Stock                                                                                           2,666             2,666
Paid in Capital                                                                                        5,913             5,913
Net Unrealized Gain on Available-For-Sale Securities                                                     436             5,169
Retained Earnings                                                                                     85,017            77,121
                                                                                             ---------------   ---------------
    Stockholders' Equity                                                                              94,102            90,939
                                                                                             ---------------   ---------------
                                                                                                    $459,302   $523,859

The accompanying notes are an integral part of these financial statements.




                                             SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                            (Unaudited)
                                                 (In Thousands, except Share Data)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                12/28/96               12/30/95
                                                                                --------               --------
Net Sales                                                                 $          291,188       $         201,032
Other Income (See Notes)                                                                   -                   4,279
                                                                          ------------------       -----------------

                                                                                     291,188                 205,311

Costs and Expenses:
Cost of Product Sold                                                                 275,837                 188,779
Selling, General, and Administrative                                                   7,025                   7,790
Interest Expense                                                                       7,496                   7,669
                                                                          ------------------       -----------------
  Total Costs and Expenses                                                           290,358                 204,238
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                             830                   1,073

Income Taxes                                                                             471                     855
                                                                          ------------------       -----------------

Net Earnings                                                              $              359       $             218
                                                                          ==================       =================

Net Earnings Applicable to
  Common Stock                                                                           353                     212
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,593,110

Primary and Fully Diluted Earnings Per
  Share of Common Stock (Exhibit II):

   Net Earnings Per Share                                                 $              .06       $           .04
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







                                             SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                            (Unaudited)
                                                 (In Thousands, except Share Data)

                                                                                      Nine Months Ended
                                                                                      -----------------
                                                                                12/28/96               12/30/95
                                                                                --------               --------

Net Sales                                                                 $          574,403       $         414,956
Other Income (See Notes)                                                               9,141                   4,279
                                                                          ------------------       -----------------

                                                                                     583,544                 419,235


Costs and Expenses:
Cost of Product Sold                                                                 528,437                 375,632
Selling, General, and Administrative                                                  20,278                  23,758
Interest Expense                                                                      22,223                  20,034
Nonrecurring Charge (See Notes)                                                            -                  15,078
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           570,938                 434,502
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                   12,606                 (15,267)

Income Taxes                                                                           4,710                  (5,191)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $            7,896       $         (10,076)
                                                                          ==================       =================

Net Earnings Applicable to
  Common Stock                                                                         7,879                 (10,093)
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,593,110

Primary and Fully Diluted Earnings Per
  Share of Common Stock (Exhibit II):

 Net Earnings (Loss) Per Share                                            $             1.33       $      (1.80)
                                                                          ==================       ============

The accompanying notes are an integral part of these consolidated condensed financial statements.







                                              SENECA FOODS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                           (In Thousands)

                                                                                    Nine Months Ended
                                                                                    -----------------
                                                                                12/28/96               12/30/95
                                                                                --------               --------

Cash Flows From Operating Activities:
    Net Earnings (Loss)                                                   $            7,896      $          (10,076)
    Adjustments to Reconcile Net Earnings
    (Loss) to Net Cash Provided (Used) by
    Operating Activities:
        Depreciation and Amortization                                                 19,796                  16,689
        Deferred Income Taxes                                                          1,963                  (2,385)
        Gain on the Sale of Assets                                                    (9,141)                 (4,279)
        Changes in Working Capital:
          Accounts Receivable                                                         21,146                     977
          Inventories                                                                 (8,369)               (126,369)
          Off-Season Reserve                                                          39,146                  38,982
          Other Current Assets                                                          (472)                    124
          Income Taxes                                                                 3,183                  (3,949)
          Accounts Payable and
            Accrued Expenses                                                          10,796                  (6,686)
                                                                          ------------------       -----------------
        Net Cash Used by Operations                                                   85,944                 (96,972)
                                                                          ------------------       -----------------
Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (7,041)                (62,794)
  Proceed from the Sale of Assets                                                     15,511                   8,904
    Disposals of Property, Plant,
      and Equipment                                                                        6                      39
                                                                          ------------------       -----------------
  Net Cash Provided (Used) by Investing
      Activities                                                                       8,476                 (53,851)
                                                                          ------------------       -----------------
Cash Flows From Financing Activities:
    Long-term Borrowing                                                                1,343                   9,258
    Notes Payable                                                                    (87,000)                120,950
    Payments of Long-term Debt and
      Capital Lease Obligations                                                         (477)                 (3,095)
    Other                                                                                 73                    (275)
    Dividends                                                                              -                     (24)
                                                                          ------------------       -----------------
      Net Cash (Used) Provided by
        Financing Activities                                                         (86,061)                126,814
                                                                          -------------------      -----------------
Net Increase (Decrease) in Cash and Short-
    term Investments                                                                   8,359                 (24,009)
Cash and Short-term Investments,
Beginning of Period                                                                    1,297                  26,538
                                                                          ------------------       -----------------
Cash and Short-term Investments,
    End of Period                                                         $            9,656                   2,529
                                                                          ==================       =================

An addition of $7,558,000 to the secured nonrecourse subordinated promissory note occurred in the second quarter of 1997 in conjunction with the acquisition of additional Green Giant assets. The accompanying notes are an integral part of these consolidated condensed financial statements.


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 28, 1996

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of December 28, 1996 and March 31, 1996 and results of operations for the three and nine month periods ended December 28, 1996 and December 30, 1995 and Cash Flows for the nine month periods ended December 28, 1996 and December 30, 1995. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1996 balance sheet was derived from audited financial statements.

        The results of operations for the three and nine month periods ended December 28, 1996 and December 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

                                December 28, 1996

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

8. During the third quarter of 1997 the Registrant executed a Supplementary Agreement to its Alliance Agreement with Pillsbury which, among other things, allowed the Company to execute two Purchase and Sale and Warehousing Agreements ("the Sale Agreements") for the sale of specified finished goods inventory to an independent, third party. Based on the Sale Agreements, and at the request of the independent third party, the Registrant sold for cash on a bill and hold basis all of the Green Giant brand canned corn, canned green beans, and frozen cut corn from the 1996 pack season, and the majority of the Green Giant brand canned asparagus from the 1996 pack season. At the time of sale the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Registrant's other finished goods inventory, and the Registrant had performed all of its obligations with respect to the specified finished goods inventory sold. Sales of the Green Giant brand vegetables totaled $223,452,000 in the third quarter of 1997, of which $143,044,000 were sold pursuant to the Sale Agreements. In the same quarter for the prior year, Green Giant brand vegetable sales totaled $107,756,000.

9. During the third quarter of 1997, the Registrant announced its intention to acquire the private label canned vegetable business of Curtice Burns Foods, a wholly-owned subsidiary of Pro-Fac Cooperative.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                December 28, 1996

Results of Operations:

Sales:
Sales reflect an increase of 44.8% for the third quarter and 38.4% for the comparable nine month period, versus 1995. The higher sales, in large part, are due to higher canned vegetables quantities sold than the previous period due to the Sale Agreements (see footnote 8 for details).

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:

                            Three Months Ended             Nine Months Ended
                            ------------------             -----------------
                          12/28/96     12/30/95         12/28/96       12/30/95
                          --------     --------         --------       --------

Cost of Product Sold       94.7%         93.9%            92.0%          90.6%
Selling                     1.9           3.0              2.7            4.3
Administrative              0.5           0.9              0.8            1.4
Interest Expense            2.6           3.8              3.9            4.8
Nonrecurring Charge         -             -                -              3.6
                            -------------------------------------------------

                           99.7%        101.6%            99.4%         104.7%
                           ==================================================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) and lower Selling percentages reflect, in part, higher proportion of vegetable sales under the Pillsbury Alliance. Refer to the footnotes for the discussion of the Nonrecurring Charge.

Income Taxes:
The effective tax rate used in fiscal 1997 is 37.4% and in fiscal 1996 it is 34.0%.

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                                For the Quarter                For the Year
                                Ended December                 Ended March
                                --------------                 -----------
                               1996        1995            1996          1995
                               ----        ----            ----          ----
     Working Capital Balance $125,833    $89,808        $108,761      $136,342
       Quarter Change           3,881      6,008              -             -
     Inventory                238,128    258,773        229,759        138,113
     Notes Payable             26,000    120,950        113,000             -
     Long-Term Debt           230,239    232,619        226,574        221,480
     Current Ratio             2.07:1     1.53:1         1.57:1         3.21:1
     Inventory (Average) Turnover 3.0        2.6            2.0            2.2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                December 28, 1996

Notes payable is $94 million less than last year largely due to the Sale Agreements (see footnote 8 for details) partially offset by a larger pack in the current year than the prior year.

Inventory is $21 million less than the same month in the prior year largely due to the Sale Agreements (see footnote 8 for details) partially offset by a larger pack in the current year than the prior year.

The Registrant was in compliance with its financial covenants related to its Short-term and Long-term Debt as of December 28, 1996.

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

                      None.

Item 5.               Other Information

                      None.

Item 6.               Exhibits and Reports on Form 8-K


                      (a)Exhibit 4 - (4a) Instrument defining the rights of any
                         holder of Long-Term Debt related to the Credit Agreement by and among SENECA FOODS CORPORATION,
                         THE BANKS SIGNATORY THERETO AND THE CHASE MANHATTAN BANK AS AGENT as amended by Amendment Nos. 1 to 6 and filed herewith.

                      (b) Exhibit 11 - (11) Computation of earnings per share

                      (c) Exhibit 27 - (27) Financial Data Schedules

                      (d) Reports on Form 8-K - None during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Seneca Foods Corporation
                                              (Registrant)



                                               /s/Kraig H. Kayser

February 10, 1997                              Kraig H. Kayser
                                               President and
                                               Chief Executive Officer


                                               /s/Jeffrey L. Van Riper

February 10, 1997                              Jeffrey L. Van Riper
                                               Controller and
                                               Chief Accounting Officer