Form 10-K
period 1997-03-31
SENECA FOODS CORP /NY/
filed 1997-06-27
CIK 88948

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 1997       Commission File Number 0-1989

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X
                                            -----
Check mark indicates whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes           No    X
     -----        -----
The aggregate market value of the Registrant's voting securities held by non-affiliates based on the closing sales price per market reports by the National Market System on June 1, 1997 was approximately $100,582,000.

Common shares outstanding as of June 1, 1997 were Class A: 3,143,125, Class B:
2,796,555.

Documents Incorporated by Reference:

(1)  Proxy  Statement to be issued prior to June 30, 1997 in connection with the
     registrant's   annual  meeting  of  stockholders  (the  "Proxy  Statement")
     applicable to Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 1997 (the "1997 Annual Report") applicable to Part II, Items 5-8 and
     Part IV, Item 14 of Form 10-K.


                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 1997
                            SENECA FOODS CORPORATION



PART I.                                                                                                        Pages


    Item 1.       Business                                                                                      1-3
    Item 2.       Properties                                                                                      3
    Item 3.       Legal Proceedings                                                                               4
    Item 4.       Submission of Matters to a Vote of Equity Security Holders                                      4

PART II.

    Item 5.       Market for the Registrant's Common Stock and Related Security Holder Matters                    4
    Item 6.       Selected Financial Data                                                                         4
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                   4
    Item 8.       Financial Statements and Supplementary Data                                                     4
    Item 9.       Changes in and Disagreements on Accounting and Financial Disclosure                             4

PART III.

    Item 10.      Directors and Executive Officers of the Registrant                                              6
    Item 11.      Executive Compensation                                                                          6
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                                  6
    Item 13.      Certain Relationships and Related Transactions                                                  6

PART IV.

    Item 14.      Exhibits, Financial Statements Schedules and Reports on Form 8-K                             6-11

SIGNATURES                                                                                                    12-13

                                     PART I
                                     Item 1

                                    Business

                         General Development of Business

SENECA FOODS CORPORATION (herein referred to as the "Company") was organized in 1949 and incorporated under the laws of the State of New York. Seneca Foods Corporation purchased six Green Giant(R) vegetable plants from The Pillsbury Company effective February 1, 1995, resulting in vegetable products becoming nearly 80% of Seneca's overall business. Consequently during 1995, Seneca changed its fiscal year-end from July 31 to March 31 to avoid overlapping pack seasons between fiscal years. Therefore, Fiscal 1995 was an eight-month transition period.

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

The following summarizes net sales by major category for the four years ended March 31, 1997, 1996 and 1995 and July 31, 1994:

                                                                           (Eight Months)
                                                 1997              1996             1995              1994
                                            --------------------------------------------------------------
                                                                         (In thousands)

                  Vegetable                  $562,265          $330,654         $117,504          $145,010
                  Apple                        93,047            87,585           62,688            78,453
                  Grape                        19,605            19,159           10,325            17,457
                  Other                        52,017            66,453           40,809            45,334
                                        ------------------------------------------------------------------

                  Total                      $726,934          $503,851         $231,326          $286,254
                                        ==================================================================


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


                            Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality service, and pricing being the major determinants in the Company's relative market position. Except for the Seneca apple and grape products and Libby's vegetable products data mentioned below, no reliable statistics are available to establish the exact market position of the Company's own food products. During the past year approximately 20% of the Company's processed foods were packed for retail customers under the Company branded labels of Libby's(R), TreeSweet(R), and Seneca(R). About 7% of the processed foods were packed for institutional food distributors and 19% of processed foods were retail packed under the private label of customers. The remaining 54% is sold under the Alliance Agreement (see Note 12 of Item 8, Financial Statements and Supplementary Data). The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source (see Note 1 of Item 8, Financial Statements and Supplementary Data). In 1996 and 1997, The Pillsbury Company represented our largest customer as a result of the 20-year Alliance Agreement entered into during 1995.

The principal branded products are Seneca Frozen Apple Juice Concentrate, rated the number one seller nationally, Seneca Frozen Natural Grape Juice Concentrate, Seneca applesauce, and Libby's canned vegetable products which rate among the top five national brands. The information under the heading Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1997 Annual Report is incorporated by reference.
                            Environmental Protection

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


                                   Employment

                  Food processing  -  Full time            2,047
                                    -  Seasonal              438
                                                       ---------
                                                           2,485
                                        Other                 87
                                                       ---------
                                                           2,572
                                                       =========

                               Foreign Operations

Export sales for the Company are a relatively small portion (about 5%) of the food processing sales, excluding the Pillsbury Alliance sales. Approximately 20% of the Pillsbury Alliance sales are for eventual export.


                                     Item 2

                                   Properties

The Company has nine food processing, packaging, and warehousing facilities located in New York State that provide approximately 2,365,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package fruit and vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

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

Four facilities in Minnesota, two facilities in Michigan, one facility in Washington, one facility in Idaho, one facility in Kentucky, and seven facilities in Wisconsin provide approximately 5,765,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

The Company owns one food distribution facility in Massachusetts totaling approximately 59,000 square feet which is leased out to another company through 2004. Sublease income of $577,000 was received on this facility during the period. In addition the air charter division has a 14,000 square foot facility.

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

Certain of the Company's facilities are mortgaged to financial institutions to secure long-term debt and capital lease obligations. See Notes 4 and 5 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company's long-term debt and lease commitments.

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


                                     PART II

                                     Item 5

  Market for the Registrant's Common Stock and Related Security Holder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 1997 Annual Report, "Shareholder Information", which is incorporated by reference.


                                     Item 6

                             Selected Financial Data

Refer to the information in the 1997 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

 Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 1997 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.


                                     Item 8

                   Financial Statements and Supplementary Data

Refer to the information in the 1997 Annual Report, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", which is incorporated by reference.

                                     Item 9

       Changes in and Disagreements on Accounting and Financial Disclosure

None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Seneca Foods Corporation
Pittsford, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 1997 and 1996, and for the years ended March 31, 1997 and 1996, for the eight months ended March 31, 1995 and for the year ended July 31, 1994, and have issued our report thereon dated May 23, 1997, which report includes an explanatory paragraph as to a change in accounting for income taxes in 1994; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 14
(A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP

Rochester, New York
May 23, 1997

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

                                     PART IV


                                     Item 14

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Exhibits and Financial Statement Schedules

  1. (i) Financial Statement Schedules - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 1997, are incorporated by reference in Item 8:

         Consolidated Statements of Net Earnings - March 31, 1997, 1996 and 1995 and July 31, 1994

         Consolidated Balance Sheets - March 31, 1997 and 1996

         Consolidated Statements of Cash Flows - March 31, 1997, 1996 and 1995 and July 31, 1994

         Consolidated Statements of Stockholders' Equity - March 31, 1997, 1996 and 1995 and July 31, 1994

         Notes to Consolidated Financial Statements - March 31, 1997, 1996 and 1995 and July 31, 1994

         Independent Auditors' Report

(ii) As a result of the Company's change in 1995 in the fiscal year-end date from July 31 to March 31 (see Note 1 of Item 8, Financial Statements and Supplementary Data), the following is an unaudited comparison of eight months ended March 31, 1995 and March 26, 1994:

                                                                                         March 31       March 26
         Eight Months Ended (1994 Unaudited)                                                 1995           1994
         -------------------------------------------------------------------------------------------------------
                                                                                   (In thousands, except share amounts)

         Net sales                                                                       $234,073       $195,048
                                                                                         -----------------------

         Costs and expenses:
           Cost of product sold                                                           202,068        162,356
           Selling, general, and administrative expense                                    23,620         20,231
           Interest expense, net of interest income                                         6,296          4,178
                                                                                        ------------------------
                                                                                          231,984        186,765

         Earnings from continuing operations before income
           taxes, extraordinary item and cumulative effect of
           accounting change                                                                2,089          8,283
         Income taxes                                                                         768          3,231
                                                                                        ------------------------
         Earnings from continuing operations                                            $   1,321       $  5,052
                                                                                        ========================

         Earnings from continuing operations per share                                  $     .23       $   1.71
                                                                                        ========================

                  Weighted average shares outstanding                                   5,593,110      5,899,284
                                                                                        ========================



                                                                           Pages

2.     Supplemental Schedule:

       Schedule II        --        Valuation and Qualifying Accounts          9

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.       Exhibits:

No. 3 - Articles of Incorporation and By-Laws - Incorporated by reference to the Company's 10-Q/A filed August, 1995 as amended by the Company's 10-K filed June 1996.

No. 4 - Articles defining the rights of security holders - Incorporated by reference to the Company's 10-Q/A filed August, 1995 as amended by the Company's 10-K filed June 1996. Instrument defining the rights of any holder of Long-Term Debt - Incorporated by reference to
         Exhibit 99 to the Company's 10-Q filed January 1995 as amended by Exhibit No. 4 filed herewith. The Company will furnish, upon request to the SEC, a copy of any instrument defining the rights of any holder of Long-Term Debt.

No. 10 - Material Contracts - Incorporated by reference to the Company's 8-K dated February 24, 1995 for the First Amended and Restated Alliance Agreement and the First Amended and Restated Asset Purchase Agreement both with The Pillsbury Company.

No. 11 -  Computation of Earnings per Share                                   9

No. 13 - The material contained in the 1997 Annual Report to Shareholders under the following headings: "Five Year Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", and "Shareholder Information".

No. 21 -  List of Subsidiaries                                               10

No. 27 -  Financial Data Schedules


B.    Reports on Form 8-K

      None.



                                   Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                            Balance at                          Charged to       Deductions        Balance
                                            beginning         Charged to        other            from              at end
                                            of period         income            accounts         reserve           of period
                                            ----------        ----------        ----------       ----------        ---------

Year-ended March 31, 1997:
     Allowance for doubtful accounts         $   165           $     72          $  --           $   37  (a)          $ 200
                                             ==============================================================================

Year-ended March 31, 1996:
     Allowance for doubtful accounts         $   227           $     52          $  --           $  114 (a)           $ 165
                                             ==============================================================================

Year-ended March 31, 1995:
     Allowance for doubtful accounts         $   183           $    166          $  --           $  122 (a)           $ 227
                                             ==============================================================================

Year-ended July 31, 1994:
     Allowance for doubtful accounts         $   435           $   (213)         $  --           $   39 (a)           $ 183
                                             ==============================================================================

(a) Accounts written off, net of recoveries.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SENECA FOODS CORPORATION



                                   By/s/  Jeffrey L. Van Riper     June 20, 1997
                                          --------------------
                                          Jeffrey L. Van Riper
                                          Controller and Secretary
                                          (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                               Title                                         Date
    ---------                                               -----                                         ----

/s/Arthur S. Wolcott                              Chairman and Director                            June 20, 1997
--------------------
Arthur S. Wolcott



/s/Kraig H. Kayser                                President, Chief Executive Officer,              June 20, 1997
------------------
Kraig H. Kayser                                   and Director



/s/Philip G. Paras                                Vice President, Finance                          June 20, 1997
------------------
Philip G. Paras



/s/Jeffrey L. Van Riper                           Controller and Secretary                         June 20, 1997
-----------------------
Jeffrey L. Van Riper                              (Principal Accounting Officer)



                                                   Director                                         June 20, 1997
------------------
Robert T. Brady



/s/David L. Call                                  Director                                         June 20, 1997
----------------
David L. Call



/s/Edward O. Gaylord                              Director                                         June 20, 1997
--------------------
Edward O. Gaylord



/s/G. Brymer Humphreys                            Director                                         June 20, 1997
----------------------
G. Brymer Humphreys



/s/Susan W. Stuart                                Director                                         June 20, 1997
------------------
Susan W. Stuart


