Form 10-Q
period 1997-06-28
SENECA FOODS CORP /NY/
filed 1997-08-11
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended June 28, 1997 Commission File Number 0-1989

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

                    Class Shares Outstanding at July 31, 1997

  Common Stock Class A, $.25 Par                                  3,143,125
  Common Stock Class B, $.25 Par                                  2,796,555


                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                     6/28/97           3/31/97
                                                                                                     -------           -------
ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         1,152   $         1,584
    Accounts Receivable, Net                                                                          41,628            36,477
    Inventories:
        Finished Goods                                                                               135,147            75,898
        Work in Process                                                                               26,246            35,373
        Raw Materials                                                                                 59,149            46,926
                                                                                                     -------           -------
                                                                                                     220,542           158,197
    Off-Season Reserve (Note 3)                                                                       33,660                 -
    Deferred Tax Asset (Net)                                                                           6,156             6,156
    Refundable Income Taxes                                                                              683                 -
    Other Current Assets                                                                               5,347             4,432
                                                                                              --------------   ---------------
        Total Current Assets                                                                         309,168           206,846
Property, Plant and Equipment, Net                                                                   231,119           207,439
Other Assets                                                                                           2,064             1,738
                                                                                              --------------   ---------------
                                                                                                    $542,351          $416,023
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        87,490   $        18,000
    Accounts Payable                                                                                  67,857            24,435
    Accrued Expenses                                                                                  39,111            25,615
    Income Taxes                                                                                           -               599
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              9,469             9,465
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    203,927            78,114
Long-Term Debt                                                                                       214,911           214,848
Capital Lease Obligations                                                                              9,258             9,280
Deferred Income Taxes                                                                                 15,911            15,797
Deferred Gain                                                                                          4,187             4,248
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Common Stock                                                                                           2,666             2,666
Paid in Capital                                                                                        5,913             5,913
Net Unrealized Gain on Available-For-Sale Securities                                                     664               435
Retained Earnings                                                                                     84,844            84,652
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                          94,157            93,736
                                                                                             ---------------   ---------------
                                                                                                    $542,351          $416,023
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



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/28/97                6/29/96
                                                                                 -------                -------

Net Sales                                                                 $          105,078       $         123,694
Other Income (See Notes)                                                                   -                   7,501
                                                                          ------------------       -----------------

                                                                                     105,078                 131,195

Costs and Expenses:
Cost of Product Sold                                                                  90,381                 109,406
Selling, General, and Administrative                                                   7,929                   6,584
Interest Expense                                                                       6,469                   7,481
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           104,779                 123,471
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                             299                   7,724

Income Taxes                                                                             107                   2,897
                                                                          ------------------       -----------------
Net Earnings                                                              $              192       $           4,827
                                                                          ==================       =================


Net Earnings Applicable to
  Common Stock                                                                           192                   4,827
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,939,680

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

   Net Earnings                                                           $              .03       $             .81
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



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/28/97                6/29/96
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings                                                          $              192      $            4,827
    Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                  6,785                   6,374
        Deferred Income Taxes                                                              -                     697
        Gain on the Sale                                                                   -                  (7,501)
        Changes in Working Capital:
          Accounts Receivable                                                         (1,064)                 14,878
          Inventories                                                                (33,652)                 17,157
          Off-Season Reserve                                                         (33,660)                (28,271)
          Other Current Assets                                                          (760)                    360
          Income Taxes                                                                (1,282)                  2,380
          Accounts Payable and
            Accrued Expenses                                                          53,334                   2,957
                                                                          ------------------       -----------------
  Net Cash Provided (Used)
      by Operations                                                                  (10,107)                 13,858
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Acquisitions                                                                     (53,672)                      -
    Proceeds from the Sale of Moog Stock                                                   -                  12,863
    Additions to Property, Plant,
      and Equipment                                                                   (6,205)                 (6,195)
                                                                          ------------------       -----------------
  Net Cash Provided (Used) in Investing
        Activities                                                                   (59,877)                  6,668
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                     69,490                 (15,000)
    Long-Term Borrowing                                                                  106                     230
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                 (61)                    (85)
    Other                                                                                 17                      40
    Dividends                                                                              -                       -
                                                                          ------------------       -----------------
 Net Cash Provided (Used) in
     Financing Activities                                                             69,552                 (14,815)
                                                                          ------------------       -----------------
Net Increase (Decrease) in Cash and Short-
    Term Investments                                                                    (432)                  5,711
Cash and Short-Term Investments,
Beginning of Period                                                                    1,584                   1,297
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            1,152      $            7,008
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 28, 1997

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of June 28, 1997 and March 31, 1997 and results of operations for the three month periods ended June 28, 1997 and June 29, 1996. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1997 balance sheet was derived from audited financial statements.

        The results of operations for the three month periods ended June 28, 1997 and June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

        The accounting policies followed by the Registrant are set forth in Note to the Registrant's financial statements in the 1997 Seneca Foods Corporation Annual Report and 10-K.

        Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Registrant's March 31, 1997 financial report.

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

4. On April 18, 1997 the Registrant acquired certain assets of the Aunt Nellie's Farm Kitchens from the Pillsbury Company, an indirect subsidiary of Grand Metropolitan plc, for approximately $24 million (referred to as "Aunt Nellie's"). Aunt Nellie's produces, markets, and sells fruit and vegetable products from plants in the Midwest. Its 1996 sales were approximately $59 million. The Registrant purchased the plants, inventories, accounts receivable, and trademarks of the business. Aunt Nellie's includes facilities located in Clyman, Wisconsin; Covington, Kentucky; and Buckley, Michigan. This acquisition was funded primarily out of working capital.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 28, 1997

5.      On May 5, 1997 the  Registrant  acquired  certain  assets of the Curtice
        Burns Foods, Inc. ("Curtice Burns"), a wholly owned subsidiary of Pro-Fac Cooperative, Inc., used in the canned vegetable business of Curtice Burns. The 1996 sales of the acquired assets were approximately $37 million. The Registrant purchased two plants, inventories, and trademarks of the business. Assets purchased include a warehouse located in LeRoy, New York and a processing plant located in Leicester, New York.

        In conjunction with the acquisition, the Registrant and Curtice Burns entered into a long-term strategic alliance, combining their New York agricultural departments into one organization, now managed by Curtice Burns.

        This acquisition was funded primarily out of working capital. A proposed $15 million long-term debt financing to fund the long-term assets of this acquisition and the Aunt Nellie's acquisition described above is being negotiated by the Registrant.
        The Registrant expects to consummate the financing sometime in August 1997.

6. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Aunt Nellie's and Curtice Burns were acquired at the beginning of the periods presented:

                                                 Three Months      Three Months
                                                    6/28/97          6/29/96
                                                 ------------      ------------
               Net Sales                           $111,995         $147,627
               Net Earnings                             184            3,872
               Net Earnings per Share                   .03              .65

7. During the first quarter of the prior year, the Registrant sold its investment in Moog, Inc. Class A Common Stock back to Moog. This resulted in a Pre-Tax gain of $7,501,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  June 28, 1997

Results of Operations:

Sales:
Sales reflect a decrease of 15.1% for the first three months versus 1996. The lower sales, in large part, are due to lower canned vegetables quantities sold under the Alliance with Pillsbury. Under this Alliance Net Sales were $6,918,000 for three months ended June 1997 versus $55,161,000 for the comparable period in the previous year. Non-Alliance vegetable sales quantities were up 73.2% while juice and fruit sales quantities were up 2.3%. The vegetable sales increase was largely due to the acquisition of the Curtice Burns and Aunt Nellie's canned vegetable businesses described above.

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:

                                     Three Months Ended
                                     ------------------
                                  6/28/97           6/29/96
                                  -------           -------
Cost of Product Sold                86.0%             88.5%
Selling                              6.1               4.0
Administrative                       1.4               1.3
Interest Expense                     6.2               6.0
                                   -----------------------
                                    99.7%             99.8%
                                   =======================

Lower Cost of Product Sold percentages (i.e. higher Gross Margins) and higher Selling reflect, in part, substantially lower sales under the Pillsbury Alliance, which are at low Gross Margins and have no Selling costs.

Income Taxes:
The effective tax rate used in fiscal 1997 is 36% and 1996 is 38%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  June 28, 1997

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                                ----------                      -----------
                                                             1997           1996             1997           1996
                                                             ----           ----             ----           ----

     Working Capital Balance                             $105,241        $107,919        $128,732       $108,761
     Quarter Change                                       (23,491)           (842)              -              -
     Notes Payable                                         87,490          98,000          18,000        113,000
     Long-Term Debt                                       224,169         224,973         224,128        226,574
     Current Ratio                                         1.52:1          1.60:1          2.65:1         1.57:1
     Inventory (Average) Turnover                             1.9             2.1             3.5            2.0

The change in the Working Capital for the quarter from the prior year is largely due to the two acquisitions in the current year (see footnotes for details) and proceeds from the sale of the Moog stock in the prior year quarter.

As part of the Alliance with Pillsbury (see 1997 Annual Report for details), Pillsbury takes Green Giant inventory as it needs it or at least by the take-or-pay date (varies by commodity).

At June 28, 1997, due to two acquisitions, the Registrant was not in compliance with certain debt covenants related to its Revolving Credit Facility and on a portion of its Long-Term Debt. The Registrant has received waivers for the covenant violations. The Registrant has received a commitment letter to amend certain debt covenants and extend the maturity of the Revolving Credit Facility through June 30, 1999. If the new Revolving Credit Facility had been in effect at June 28, the Registrant would have been in compliance with all its provisions. The closing of the Revolving Credit Facility is not expected to occur on approximately August 29, 1997.

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

                      None.

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders

                      The annual meeting of shareholders of the Registrant was held on August 8, 1997 and the following were the voting results: (1) Management's nominees for Director positions were elected, and (2) a management proposal to ratify the appointment of Deloitte & Touche L.L.P. as independent auditors was adopted. A summary of the voting results follows (In thousands):

                      Proposal                      For          Withheld       Against         Abstain            Broker Non-Votes
                      --------                      ---          --------       -------         -------            ----------------

  Directors:
    E. O. Gaylord                                  3,660             14
    G. B. Humphreys                                3,661             13
    K. H. Kayser                                   3,661             13

  Appointment of Auditors                          3,663                              7               4
  Such other business                              3,674

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





                                            Seneca Foods Corporation
                                                   (Registrant)



                                                 /s/Kraig H. Kayser

August 11, 1997                                     Kraig H. Kayser
                                                    President and
                                                    Chief Executive Officer


                                                 /s/Jeffrey L. Van Riper

August 11, 1997                                     Jeffrey L. Van Riper
                                                    Controller and
                                                    Chief Accounting Officer