Form 10-Q
period 1997-09-27
SENECA FOODS CORP /NY/
filed 1997-11-10
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended September 27, 1997 Commission File Number 0-1989

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

                  Class Shares Outstanding at October 31, 1997

  Common Stock Class A, $.25 Par                               3,143,125
  Common Stock Class B, $.25 Par                               2,796,555



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                     9/27/97           3/31/97
                                                                                                     -------           -------
ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         3,248   $         1,584
    Accounts Receivable, Net                                                                          62,645            36,477
    Inventories:
        Finished Goods                                                                               319,760            75,898
        Work in Process                                                                               27,860            35,373
        Raw Materials                                                                                 39,525            46,926
                                                                                                     -------           -------
                                                                                                     387,145           158,197
    Off-Season Reserve (Note 3)                                                                      (48,180)                -
    Deferred Tax Asset (Net)                                                                           6,156             6,156
    Refundable Income Taxes                                                                            1,237                 -
    Other Current Assets                                                                               2,298             4,432
                                                                                              --------------   ---------------
        Total Current Assets                                                                         414,549           206,846
Property, Plant and Equipment, Net                                                                   227,098           207,439
Other Assets                                                                                           2,621             1,738
                                                                                              --------------   ---------------
                                                                                                    $644,268          $416,023
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        53,545   $        18,000
    Accounts Payable                                                                                 178,989            24,435
    Accrued Expenses                                                                                  48,290            25,615
    Income Taxes                                                                                           -               599
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              9,484             9,465
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    290,308            78,114
Long-Term Debt                                                                                       229,874           214,848
Capital Lease Obligations                                                                              9,237             9,280
Deferred Income Taxes                                                                                 16,080            15,797
Deferred Gain                                                                                          4,125             4,248
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Common Stock                                                                                           2,666             2,666
Paid in Capital                                                                                        5,913             5,913
Net Unrealized Gain on Available-For-Sale Securities                                                     964               435
Retained Earnings                                                                                     85,031            84,652
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                          94,644            93,736
                                                                                             ---------------   ---------------
                                                                                                    $644,268          $416,023
                                                                                             ===============   ===============

The accompanying notes are an integral part of these financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                 9/27/97                9/28/96
                                                                                 -------                -------


Net Sales                                                                 $          208,990       $         159,521
Other Income (See Notes)                                                                   -                   1,640
                                                                          ------------------       -----------------

                                                                                     208,990                 161,161

Costs and Expenses:
Cost of Product Sold                                                                 193,871                 143,194
Selling, General, and Administrative                                                   7,936                   6,669
Interest Expense                                                                       6,890                   7,246
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           208,697                 157,109
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                             293                   4,052

Income Taxes                                                                             106                   1,342
                                                                          ------------------       -----------------

Net Earnings                                                              $              187       $           2,710
                                                                          ==================       =================

Net Earnings Applicable to
  Common Stock                                                                           187                   2,704
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,939,680

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

   Net Earnings                                                           $              .03       $           .46
                                                                          ==================       ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                        Six Months Ended
                                                                                 9/27/97                9/28/96
                                                                                 -------                -------

Net Sales                                                                 $          314,068       $         283,215
Other Income (See Notes)                                                                   -                   9,141
                                                                          ------------------       -----------------

                                                                                     314,068                 292,356


Costs and Expenses:
Cost of Product Sold                                                                 284,252                 252,600
Selling, General, and Administrative                                                  15,865                  13,253
Interest Expense                                                                      13,359                  14,727
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           313,476                 280,580
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                             592                  11,776

Income Taxes                                                                             213                   4,239
                                                                          ------------------       -----------------

Net Earnings                                                              $              379       $           7,537
                                                                          ==================       =================

Net Earnings Applicable to
  Common Stock                                                                           379                   7,525
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,939,680

Primary and Fully Diluted Earnings Per
    Share of Common Stock (Exhibit II):

 Net Earnings                                                             $             0.06       $          1.27
                                                                          ==================       ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                        Six Months Ended
                                                                                 9/27/97                9/28/96
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings                                                          $              379      $            7,537
    Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                 14,330                  12,701
        Deferred Income Taxes                                                              1                     523
        Gain on the Sale                                                                   -                  (9,141)
        Changes in Working Capital:
          Accounts Receivable                                                        (22,081)                 (4,264)
          Inventories                                                               (200,255)               (185,128)
          Off-Season Reserve                                                          48,180                  54,189
          Other Current Assets                                                         2,289                     476
          Income Taxes                                                                (1,836)                  4,054
          Accounts Payable and
            Accrued Expenses                                                         173,583                 102,774
                                                                          ------------------       -----------------
  Net Cash Provided (Used)
      by Operations                                                                   14,590                 (16,279)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Acquisitions                                                                     (53,672)                      -
    Proceeds from the Sale of Assets                                                       -                  15,511
    Additions to Property, Plant,
      and Equipment                                                                   (9,729)                 (9,245)
                                                                          ------------------       -----------------
  Net Cash Provided (Used) in Investing
        Activities                                                                   (63,401)                  6,266
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                     35,545                   8,780
    Long-Term Borrowing                                                               15,106                   1,745
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (104)                   (836)
    Other                                                                                (72)                     56
    Dividends                                                                              -                       -
                                                                          ------------------       -----------------
 Net Cash Provided in
     Financing Activities                                                             50,475                   9,745
                                                                          ------------------       -----------------
Net Increase (Decrease) in Cash and Short-
    Term Investments                                                                   1,664                    (268)
Cash and Short-Term Investments,
Beginning of Period                                                                    1,584                   1,297
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            3,248      $            1,029
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 27, 1997

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of September 27, 1997 and March 31, 1997 and results of operations for the three and six month periods ended September 27, 1997 and September 28, 1996. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1997 balance sheet was derived from audited financial statements.

        The results of operations for the three and six month periods ended September 27, 1997 and September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

        The accounting policies followed by the Registrant are set forth in the Notes to the Registrant's financial statements in the 1997 Seneca Foods Corporation Annual Report and 10-K.

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

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 27, 1997

5.      On May 5, 1997 the  Registrant  acquired  certain  assets of the Curtice
        Burns Foods, Inc. ("Curtice Burns"), a wholly owned subsidiary of Pro-Fac Cooperative, Inc., used in the canned vegetable business of Curtice Burns. The purchase price was approximately $29 million. The
        1996 sales of the acquired assets were approximately $37 million. The Registrant purchased two plants, inventories, and trademarks of the business. Assets purchased include a warehouse located in LeRoy, New York and a processing plant located in Leicester, New York.

        In conjunction with the acquisition, the Registrant and Curtice Burns entered into a long-term strategic alliance, combining their New York agricultural departments into one organization, now managed by Curtice Burns.

        This acquisition was funded primarily out of working capital. A $15 million long-term debt financing to fund the long-term assets of this acquisition and the Aunt Nellie's acquisition described above was completed in September 1997. The debt requires principal payments of $3 million beginning September 2000 and carries an interest rate of 9.17%.

6. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Aunt Nellie's and Curtice Burns were acquired at the beginning of the periods presented:

                                                Six Months        Six Months
                                                  9/27/97           9/28/96

               Net Sales                         $320,985          $346,996
               Net Earnings                           371             5,549
               Net Earnings per Share                 .06               .93

7. During the first quarter of the prior year, the Registrant sold its investment in Moog, Inc. Class A Common Stock back to Moog. This resulted in a Pre-Tax gain of $7,501,000.

8. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 130 on "Reporting Comprehensive Income and SFAS No. 131 on "Disclosures about Segments of Enterprise and Related Information." SFAS No. 130 changes the reporting of certain items currently reported in the common stock equity section of the balance sheet and is not expected to have a material effect on the Registrant's financial statements. This standard is effective for fiscal years beginning after December 15, 1997.

       SFAS No. 131 requires that public companies report certain information about operating segments in their interim financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Registrant is currently evaluating what impact this standard will have on its disclosures. This standard is effective for fiscal years beginning after December 15, 1997.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 27, 1997


9. During the second quarter, the Registrant completed a modification to its Revolving Credit Facility. Under this agreement, which has been extended to June 30, 1999, there is a new cleandown provision where the Registrant must reduce its Notes Payable to below $30 million for a 30-day period during each year. In addition, the total available credit reduces from $150 million to $130 million on December 1, 1997. The Registrant expects it will be able to comply with the cleandown provision of the Revolving Credit Facility in the current fiscal year and will have adequate liquidity for its anticipated operations through the balance of this fiscal year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                               September 27, 1997

Results of Operations:

Sales:
Sales reflect an increase of 10.9% for the first six months versus 1996. The sales were higher in spite of lower canned vegetables quantities sold under the Alliance with Pillsbury. Under this Alliance Net Sales were $116,524,000 for six months ended September 1997 versus $135,162,000 for the comparable period in the previous year. Non-Alliance vegetable sales quantities were up 75.8% while juice and fruit sales quantities were down 4.9%. The vegetable sales increase was largely due to the acquisition of the Curtice Burns and Aunt Nellie's canned vegetable businesses described above.

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:

                     Three Months Ended           Six Months Ended
                    9/27/97        9/28/96    9/27/97         9/28/96
                    -------        -------    -------         -------
Cost of Product Sold 92.8%          89.8%       90.5%           89.3%
Selling               2.9            3.2         4.0             3.6
Administrative        0.9            1.0         1.1             1.1
Interest Expense      3.3            4.5         4.3             5.2
                  --------------------------------------------------
                     99.9%          98.5%       99.9%           99.2%
                  ==================================================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) reflect, in part, lower selling prices in the canned vegetable business than the prior year. This was partially offset by better margins in the juice and fruit business during the same period.

Income Taxes:
The effective tax rate used in 1998 and 1997 is 36%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                               September 27, 1997

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                              Ended September                   Ended March
                                                             1997           1996             1997           1996
                                                             ----           ----             ----           ----

     Working Capital Balance                             $124,241        $118,035        $128,732       $108,761
     Quarter Change                                        19,000          10,116               -              -
     Notes Payable                                         53,545         121,780          18,000        113,000
     Long-Term Debt                                       239,111         233,559         224,128        226,574
     Current Ratio                                         1.43:1          1.39:1          2.65:1         1.57:1
     Inventory (Average) Turnover                             2.1             1.6             3.5            2.5

The change in the working capital for the quarter from the prior year is largely due to issuance of $15 million of debt related to the two acquisitions in the current year (see footnotes for details).

As part of the Alliance with Pillsbury (see 1997 Annual Report for details), Pillsbury takes Green Giant inventory as it needs it or at least by the take-or-pay date (varies by commodity).

The Registrant was in compliance with its debt covenants related to short-term and long-term Debt.

See Consolidated Statements of Cash Flows for further details.

Forward-Looking Statements

When used in this discussion, the words, "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, including among other things decreases in the prices of packaged food products or increases in the cost of the Registrant's raw materials (particularly fruit and vegetable produce) resulting from oversupply or undersupply, respectively, reflecting growing conditions in the U.S. and overseas regions from which the Registrant obtains its produce and from other factors affecting food costs and production. These risks insofar as they have affected results of operations in the past three years are discussed under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Exhibit No. 13 of the Registrant's Annual Report on Form 10-K for its Fiscal Year Ended March 31, 1997, as filed with the Securities and Exchange Commission. Results of operations in any past period should not be considered indicative of the results to be expected for future periods.

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

                      None.

Item 5.               Other Information

                      None.

Item 6.               Exhibits and Reports on Form 8-K

                      (a) Exhibit 4 - (4a) Instrument defining the rights of any holder of Long-Term Debt related to the Master Reimbursement Agreement and between SENECA FOODS CORPORATION and GENERAL ELECTRIC CAPITAL CORPORATION dated September 15, 1997 filed herewith.

                      (b) Exhibit 4 - (4b) Instrument defining the rights of any holder of Long-Term Debt related to the Credit Agreement by and among SENECA FOODS CORPORATION, THE BANKS SIGNATORY THERETO AND THE CHASE MANHATTAN BANK AS AGENT as amended and restated as of September 24, 1997 to be filed when available.


                      (c) Exhibit 11 - (11) Computation of earnings per share

                      (d) Exhibit 27 - (27) Financial Data Schedules

                      (e) Reports on Form 8-K - two 8-K's were filed during July 1997, which related to the two acquisitions during this year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Seneca Foods Corporation
                                          (Registrant)


                                          /s/Kraig H. Kayser

November 7, 1997                          Kraig H. Kayser
                                          President and
                                          Chief Executive Officer


                                          /s/Jeffrey L. Van Riper

November 7, 1997                          Jeffrey L. Van Riper
                                          Controller and
                                          Chief Accounting Officer