Form 10-Q/A
period 1997-09-27
SENECA FOODS CORP /NY/
filed 1997-11-17
CIK 88948

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

                      (a) Exhibit 4 - (4a) Instrument defining the rights of any holder of Long-Term Debt related to the Master Reimbursement Agreement and between SENECA FOODS CORPORATION and GENERAL ELECTRIC CAPITAL CORPORATION dated September 15, 1997 incorporated by reference to the Registrant's 10-Q filed November 10, 1997.

                      (b) Exhibit 4 - (4b) Instrument defining the rights of any holder of Long-Term Debt related to the Credit Agreement by and among SENECA FOODS CORPORATION, THE BANKS SIGNATORY THERETO AND THE CHASE MANHATTAN BANK AS AGENT as amended and restated as of September 24, 1997 and filed herewith.


                      (c) Exhibit 4 - (4c) Instrument defining the rights of any holder of Long-Term Debt related to the Senior Promissory Notes by and among SENECA FOODS CORPORATION, JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY AND COBANK, ACB filed herewith.


                      (d) Exhibit 11 - (11) Computation of earnings per share incorporated by reference to the Registrant's 10-Q filed November 10, 1997.

                      (e)   Exhibit   27  -  (27)   Financial   Data   Schedules
                      incorporated by reference to the Registrant's 10-Q filed November 10, 1997.

                      (f) Reports on Form 8-K - two 8-K's were filed during July 1997, which related to the two acquisitions during this year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    SENECA FOODS CORPORATION
                                                          (Registrant)



                                                       /S/KRAIG H. KAYSER

November 14, 1997                                      Kraig H. Kayser
                                                       President and
                                                       Chief Executive Officer


                                                       /S/JEFFREY L. VAN RIPER

November 14, 1997                                      Jeffrey L. Van Riper
                                                       Controller and
                                                       Chief Accounting Officer