Form 10-Q
period 1997-12-27
SENECA FOODS CORP /NY/
filed 1998-02-11
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended December 27, 1997 Commission File Number 0-1989

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

                                   Class Shares Outstanding at January 31, 1998

  Common Stock Class A, $.25 Par                              3,143,125
  Common Stock Class B, $.25 Par                              2,796,555



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                    12/27/97           3/31/97
                                                                                                    --------           -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         4,034   $         1,584
    Accounts Receivable, Net                                                                          51,518            36,477
    Inventories:
        Finished Goods                                                                               163,594            75,898
        Work in Process                                                                               32,311            35,373
        Raw Materials                                                                                 38,178            46,926
                                                                                                     -------           -------
                                                                                                     234,083           158,197
    Off-Season Reserve (Note 3)                                                                      (35,689)                -
    Deferred Tax Asset (Net)                                                                           6,156             6,156
    Refundable Income Taxes                                                                            2,279                 -
    Other Current Assets                                                                                 424             4,432
                                                                                              --------------   ---------------
        Total Current Assets                                                                         262,805           206,846
Property, Plant and Equipment, Net                                                                   224,282           207,439
Other Assets                                                                                           2,239             1,738
                                                                                              --------------   ---------------
                                                                                                    $489,326          $416,023
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        30,740   $        18,000
    Accounts Payable                                                                                  78,017            24,435
    Accrued Expenses                                                                                  19,608            25,615
    Income Taxes                                                                                           -               599
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             10,051             9,465
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    138,416            78,114
Long-Term Debt                                                                                       226,362           214,848
Capital Lease Obligations                                                                              8,857             9,280
Deferred Income Taxes                                                                                 13,785            15,797
Other Long-Term Liabilities                                                                            8,770             4,248
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Common Stock                                                                                           2,666             2,666
Paid in Capital                                                                                        5,913             5,913
Net Unrealized Gain on Available-For-Sale Securities                                                     754               435
Retained Earnings                                                                                     83,733            84,652
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                          93,136            93,736
                                                                                             ---------------   ---------------
                                                                                                    $489,326          $416,023
                                                                                                    ========          ========

The accompanying notes are an integral part of these financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                12/27/97               12/28/96
                                                                                --------               --------

Net Sales                                                                 $          275,863       $         291,188
Other Income (See Notes)                                                                   -                       -
                                                                          ------------------       -----------------

                                                                                     275,863                 291,188

Costs and Expenses:
Cost of Product Sold                                                                 261,643                 275,837
Selling, General, and Administrative                                                   9,406                   7,025
Interest Expense                                                                       6,752                   7,496
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           277,801                 290,358
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                   (1,938)                    830

Income Taxes                                                                            (698)                    471
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $           (1,240)      $             359
                                                                          ==================       =================

Net Earnings (Loss) Applicable to
  Common Stock                                                                        (1,246)                    359
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,939,680

Basic and Diluted Earnings (Loss)
    Per Share of Common Stock (Exhibit II):

  Basic Net Earnings (Loss)                                               $           (0.21)       $            0.06
                                                                          =================        =================

  Diluted Net Earnings (Loss)                                             $           (0.21)       $            0.06
                                                                          =================        =================

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                        Nine Months Ended
                                                                                12/27/97               12/28/96
                                                                                --------               --------

Net Sales                                                                 $          589,931       $         574,403
Other Income (See Notes)                                                                   -                   9,141
                                                                          ------------------       -----------------

                                                                                     589,931                 583,544


Costs and Expenses:
Cost of Product Sold                                                                 545,895                 528,437
Selling, General, and Administrative                                                  25,271                  20,278
Interest Expense                                                                      20,111                  22,223
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           591,277                 570,938
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                   (1,346)                 12,606

Income Taxes                                                                            (485)                  4,710
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $             (861)      $           7,896
                                                                          ==================       =================

Net Earnings (Loss) Applicable to
  Common Stock                                                                          (878)                  7,879
Weighted Average Common
  Shares Outstanding                                                               5,939,680               5,939,680

Basic and Diluted Earnings (Loss)
    Per Share of Common Stock (Exhibit II):

  Basic Net Earnings (Loss)                                               $           (0.15)       $            1.33
                                                                          =================        =================

  Diluted Net Earnings (Loss)                                             $           (0.14)       $            1.31
                                                                          =================        =================


The accompanying notes are an integral part of these consolidated condensed financial statements.


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                       Nine Months Ended
                                                                                12/27/97               12/28/96
                                                                                --------               --------

Cash Flows From Operating Activities:
    Net Earnings                                                          $             (861)     $            7,896
    Adjustments to Reconcile Net Earnings to
      Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                 21,561                  19,796
        Deferred Income Taxes                                                         (2,176)                  1,963
        Gain on the Sale of Assets                                                         -                  (9,141)
        Changes in Working Capital:
          Accounts Receivable                                                        (10,954)                 21,146
          Inventories                                                                (47,193)                 (8,369)
          Off-Season Reserve                                                          35,689                  39,146
          Other Current Assets                                                         4,163                    (472)
          Income Taxes                                                                (2,878)                  3,183
          Accounts Payable, Accrued
            Expenses and Other Liabilities                                            48,574                  10,796
                                                                          ------------------       -----------------
  Net Cash Provided
      by Operations                                                                   45,925                  85,944
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Acquisitions                                                                     (53,672)                      -
    Proceeds from the Sale of Assets                                                       -                  15,511
    Additions to Property, Plant,
      and Equipment                                                                  (14,160)                 (7,041)
  Disposals of Property, Plant,
      and Equipment                                                                       16                       6
                                                                          ------------------       -----------------
  Net Cash Provided in (Used by) Investing
        Activities                                                                   (67,816)                  8,476
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                     12,740                 (87,000)
    Long-Term Borrowing                                                               15,106                   1,343
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                              (3,429)                   (477)
    Other                                                                                (18)                     73
    Dividends                                                                            (58)                      -
                                                                          ------------------       -----------------
 Net Cash Provided in (Used by)
     Financing Activities                                                             24,341                 (86,061)
                                                                          ------------------       -----------------
Net Increase in Cash and Short-
    Term Investments                                                                   2,450                   8,359
Cash and Short-Term Investments,
Beginning of Period                                                                    1,584                   1,297
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            4,034      $            9,656
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 27, 1997

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of December 27, 1997 and March 31, 1997 and results of operations for the three and nine month periods ended December 27, 1997 and December 28, 1996. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1997 balance sheet was derived from audited financial statements.

        The results of operations for the three and nine month periods ended December 27, 1997 and December 28, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2. Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share assumes full conversion of common stock equivalents.

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

                                December 27, 1997

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

6. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Aunt Nellie's and Curtice Burns were acquired at the beginning of the periods presented:

                                                           Nine months
                                                             9/27/97

               Net Sales                                    $596,848
               Net Earnings (Loss)                              (869)
               Net Earnings (Loss) per Share                    (.15)

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

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 27, 1997


9. During the second quarter, the Registrant completed a modification to its Revolving Credit Facility. Under this agreement, which has been extended to June 30, 1999, there is a new cleandown provision where the Registrant must reduce its Notes Payable to below $30 million for a 30-day period during each year. In addition, the total available credit was reduced from $150 million to $130 million on December 1, 1997. The Registrant has already complied with the cleandown provision of the Revolving Credit Facility in the current fiscal year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                December 27, 1997

Results of Operations:

Sales:
Sales reflect an increase of 2.7% for the first nine months versus 1996. The sales were higher in spite of lower canned vegetables quantities sold under the Alliance with Pillsbury. Under this Green Giant Net Sales were $280,301,000 for nine months ended December 1997 versus $333,341,000 for the comparable period in the previous year. Non-Green Giant vegetable sales quantities were up 86.6% while juice and fruit sales quantities were up 6.3%. The vegetable sales increase was largely due to the acquisition of the Curtice Burns and Aunt Nellie's canned vegetable businesses described above.

Costs and Expenses:
The following table shows cost and expenses as a percentage of sales:

                        Three Months Ended              Nine months Ended
                     12/27/97       12/28/96       12/27/97         12/28/96
                     --------       --------       --------         --------
Cost of Product Sold   94.9%          94.7%          92.5%             92.0%
Selling                 2.9            1.9            3.5               2.7
Administrative          0.5            0.5            0.8               0.8
Interest Expense        2.4            2.6            3.4               3.9
                  ---------------------------------------------------------
                      100.7%          99.7%         100.2%             99.4%
                  =========================================================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) reflect, in part, lower selling prices in the canned vegetable business than the prior year. This was partially offset by better margins in the juice and fruit business during the same period.

Income Taxes:
The effective tax rate used in 1998 is 36% and 1997 is 37.4%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                December 27, 1997

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                              For the Quarter                  For the Year
                              Ended December                    Ended March
                           1997           1996             1997           1996
                           ----           ----             ----           ----
Working Capital Balance $124,389        $125,833        $128,732       $108,761
Quarter Change               148           7,798               -              -
Notes Payable             30,740          26,000          18,000        113,000
Long-Term Debt           235,219         230,239         224,128        226,574
Current Ratio             1.90:1          2.07:1          2.65:1         1.57:1
Inventory (Average) Turnover 3.8             3.0             3.5            2.5

The change in the working capital for the quarter from the prior year is due in part to lower net earnings of $1.6 million, settlement payment of an IRS audit of $2.1 million, and higher capital expenditures in current year than the prior year.

The Registrant was in compliance with its debt covenants related to short-term and long-term Debt. However, the Registrant believes that it may not meet certain debt covenants as of the end of the 1998 fiscal year to the extent that weak selling price conditions persist in the canned vegetable business.

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





                                                Seneca Foods Corporation
                                                      (Registrant)



                                                   /s/Kraig H. Kayser

February 10, 1998                                  Kraig H. Kayser
                                                   President and
                                                     Chief Executive Officer


                                                   /s/Jeffrey L. Van Riper

February 10, 1998                                  Jeffrey L. Van Riper
                                                   Controller and
                                                   Chief Accounting Officer