Form 10-K
period 1998-03-31
SENECA FOODS CORP /NY/
filed 1998-06-22
CIK 88948

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 1998          Commission File Number 0-1989

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

Yes _____         No    X

The aggregate market value of the Registrant's voting securities held by non-affiliates based on the closing sales price per market reports by the National Market System on June 1, 1998 was approximately $96,606,000.

Common shares outstanding as of June 1, 1998 were Class A:  3,143,125,
  Class B:  2,796,555.

Documents Incorporated by Reference:

(1)  Proxy  Statement to be issued prior to June 30, 1998 in connection with the
     registrant's   annual  meeting  of  stockholders  (the  "Proxy  Statement")
     applicable to Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 1998 (the "1998 Annual Report") applicable to Part II, Items 5-8 and
     Part IV, Item 14 of Form 10-K.



                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 1998
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

                        Narrative Description of Business

                         Principal Products and Markets

Food Processing

The principal products of this segment include grape products, apple products, and vegetables. The products are canned, bottled, and frozen and are sold to retail and institutional markets. The Company has divided the United States into four major marketing sections: Eastern, Southern, Northwestern, and Southwestern. Plant locations in New York, Michigan, North Carolina, and Washington provide ready access to the domestic sources of grapes and apples necessary to support marketing efforts in their respective sections of the country. Vegetable operations are primarily supported by plant locations in New York, Wisconsin, Washington, Idaho, and Minnesota. In addition, the Company operated a mushroom canning facility in Pennsylvania.

The following summarizes net sales by major category for the years ended March 31, 1998, 1997, and 1996:


                                      1998              1997              1996
                               -------------------------------------------------
                                                   (In thousands)
               Vegetable           $544,646          $562,265           $330,654
               Apple                 68,108            93,047             87,585
               Grape                 18,303            19,605             19,159
               Other                 69,123            52,017             66,453
                                ------------------------------------------------


               Total               $700,180          $726,934           $503,851
                               =================================================


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


                                Seasonal Business

Food Processing

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are usually offsetting to some extent. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing of the Company's sales and earnings. An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings. Off Season Allowance is zero at fiscal year-end.


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


                            Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality service, and pricing being the major determinants in the Company's relative market position. Except for the Seneca apple and grape products and Libby's vegetable products data mentioned below, no reliable statistics are available to establish the exact market position of the Company's own food products. During the past year approximately 19% of the Company's processed foods were packed for retail customers under the Company branded labels of Libby's(R), TreeSweet(R), Blue Boy(R), Aunt Nellie's Farm Kitchen(R), and Seneca(R). About 11% of the processed foods were packed for institutional food distributors and 30% of processed foods were retail packed under the private label of customers. The remaining 40% is sold under the Alliance Agreement with Pillsbury (see note 13 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would have a material adverse effect on the Company taken as a whole. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The principal branded products are Seneca Frozen Apple Juice Concentrate, rated the number one seller nationally, Seneca Frozen Natural Grape Juice Concentrate, Seneca applesauce, and Libby's canned vegetable products which rate among the top five national brands. The information under the heading Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1998 Annual Report is incorporated by reference.
                            Environmental Protection

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


                                   Employment

                  Food processing  -  Full time            2,534
                                    -  Seasonal              420
                                                       ---------
                                                           2,954
                                        Other                108
                                                       ---------
                                                           3,062
                                                       =========

                               Foreign Operations

Export sales for the Company are a relatively small portion (about 5%) of the food processing sales.


                                     Item 2

                                   Properties

The Company has eleven food processing, packaging, and warehousing facilities located in New York State that provide approximately 2,054,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package fruit and vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Five other processing, packaging, and warehousing facilities are located in the states of North Carolina (223,000 square feet), and in Washington (three locations totaling 292,000 square feet). Processing operations in North Carolina are primarily devoted to apple juice products; in Washington, grape juice, apple juice, apple chips, and sauce.

Five facilities in Minnesota, one facility in Michigan, one facility in Washington, one facility in Idaho, one facility in Kentucky, and seven facilities in Wisconsin provide approximately 5,459,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

The Company owns one food distribution facility in Massachusetts totaling approximately 59,000 square feet which is leased out to another company through 2004. Sublease income of $271,000 was received on this facility during the period. In addition the air charter division has a 14,000 square foot facility.

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

                                     Item 3

                                Legal Proceedings

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages. The Company does not believe that an adverse decision in any of these proceedings would have a material adverse impact on the Company.

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


                                     PART II

                                     Item 5

  Market for the Registrant's Common Stock and Related Security Holder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 1998 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.


                                     Item 6

                             Selected Financial Data

Refer to the information in the 1998 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Refer to the information in the 1998 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.


                                     Item 8

                   Financial Statements and Supplementary Data

Refer to the information in the 1998 Annual Report, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", which is incorporated by reference.

                                     Item 9

       Changes in and Disagreements on Accounting and Financial Disclosure

None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Seneca Foods Corporation
Pittsford, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated May 22, 1998 (June 12, 1998 as to Note 4); such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 14 (A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP

Rochester, New York
May 22, 1998 (June 12, 1998 as to Note 4)

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

                                     PART IV


                                     Item 14

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Exhibits and Financial Statement Schedules

      1. Financial Statement Schedules - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 1998, are incorporated by reference in Item 8:

           Consolidated Statements of Net Earnings - March 31, 1998, 1997 and
             1996

           Consolidated Balance Sheets - March 31, 1998 and 1997

           Consolidated Statements of Cash Flows - March 31, 1998, 1997 and 1996

           Consolidated Statements of Stockholders' Equity - March 31, 1998,
             1997 and 1996

           Notes to Consolidated Financial Statements - March 31, 1998, 1997
             and 1996

           Independent Auditors' Report

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

No. 4 - Articles defining the rights of security holders - Incorporated by reference to the Company's 10-Q/A filed August, 1995 as amended by the Company's 10-K filed June 1996. Instrument defining the rights of any holder of Long-Term Debt - Incorporated by reference to Exhibit 99 to the Company's 10-Q filed January 1995 as amended by Exhibit No. 4 of the Company's 10-K filed June, 1997, amended by Exhibit 4 of the Company's 10-Q and 10-Q/A filed November, 1997. The Company will furnish, upon request to the SEC, a copy of any instrument defining the rights of any holder of Long-Term Debt.

No.10 - Material Contracts - Incorporated by reference to the Company's 8-K dated February 24, 1995 for the First Amended and Restated Alliance Agreement and the First Amended and Restated Asset Purchase Agreement both with The Pillsbury Company.

No. 13 - The material contained in the 1998 Annual Report to Shareholders under the following headings: "Five Year Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", and "Shareholder Information and Quarterly Results".

No. 21 -   List of Subsidiaries                                               9

No. 23 -   Consents of Experts and Counsel                                    9

No. 27 -   Financial Data Schedules


B.    Reports on Form 8-K

      None.


                                                   Schedule II

                                       VALUATION AND QUALIFYING ACCOUNTS
                                                  (In thousands)


                                             Balance at                  Charged to     Deductions    Balance
                                             beginning     Charged to    other          from          at end
                                             of period     income        accounts       reserve       of period
                                             -------------------------------------------------------------------


Year-ended March 31, 1998:
      Allowance for doubtful accounts        $       200   $       140   $   --         $   133 (a)   $      207
                                             ===================================================================

Year-ended March 31, 1997:
      Allowance for doubtful accounts        $       165   $        72   $   --         $    37 (a)   $      200
                                             ===================================================================

Year-ended March 31, 1996:
      Allowance for doubtful accounts        $       227   $        52   $   --         $   114 (a)   $      165
                                             ===================================================================


(a) Accounts written off, not of recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SENECA FOODS CORPORATION



                             By /s/ Jeffrey L. Van Riper     June  12, 1998
                                    Jeffrey L. Van Riper
                                    Controller and Secretary
                                    (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                 Title                                  Date


/s/Arthur S. Wolcott      Chairman and Director                 June 12, 1998
--------------------
Arthur S. Wolcott



/s/Kraig H. Kayser        President, Chief Executive Officer,   June 12, 1998
------------------
Kraig H. Kayser             and Director



/s/Philip G. Paras        Vice President, Finance               June 12, 1998
------------------
Philip G. Paras



/s/Jeffrey L. Van Riper    Controller and Secretary             June 12, 1998
-----------------------
Jeffrey L. Van Riper       (Principal Accounting Officer)



/s/Robert T. Brady         Director                             June 12, 1998
------------------
Robert T. Brady



/s/David L. Call           Director                             June 12, 1998
----------------
David L. Call

Continued


Signature                    Title                                  Date



/s/Edward O. Gaylord        Director                            June 12, 1998
--------------------
Edward O. Gaylord



/s/G. Brymer Humphreys      Director                            June 12, 1998
----------------------
G. Brymer Humphreys



/s/Susan W. Stuart          Director                            June 12, 1998
------------------
Susan W. Stuart