Form 10-Q
period 1998-06-27
SENECA FOODS CORP /NY/
filed 1998-08-12
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended June 27, 1998 Commission File Number 0-1989

                            Seneca Foods Corporation
               (Exact name of Company as specified in its charter)

                               New York 16-0733425
               (State or other jurisdiction of (I. R. S. Employer incorporation or organization) Identification No.)

              1162 Pittsford-Victor Road, Pittsford, New York 14534
               (Address of principal executive offices) (Zip Code)


Company's telephone number, including area code          716/385-9500


                                 Not Applicable
               Former name, former address and former fiscal year,
                          if changed since last report

Check mark indicates whether Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                 Class Shares Outstanding at July 31, 1998

  Common Stock Class A, $.25 Par                   3,187,808
  Common Stock Class B, $.25 Par                   2,796,555



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                    6/27/98           3/31/98
                                                                                                    -------           -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         3,116   $         4,077
    Accounts Receivable, Net                                                                          40,699            48,647
    Inventories:
        Finished Goods                                                                               148,272           118,067
        Work in Process                                                                               23,053            25,440
        Raw Materials                                                                                 59,428            50,537
                                                                                                     -------           -------
                                                                                                     230,753           194,044
    Off-Season Reserve (Note 3)                                                                       26,112                 -
    Deferred Tax Asset (Net)                                                                           3,870             3,870
    Refundable Income Taxes                                                                              551             1,576
    Other Current Assets                                                                               1,194             1,680
                                                                                              --------------   ---------------
        Total Current Assets                                                                         306,295           253,894
Property, Plant and Equipment, Net                                                                   214,188           218,408
Other Assets                                                                                           2,556             2,624
                                                                                              --------------   ---------------
                                                                                                    $523,039          $474,926
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        82,112   $        62,270
    Accounts Payable                                                                                  75,440            46,540
    Accrued Expenses                                                                                  23,920            21,210
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             11,564            11,575
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    193,036           141,595
Long-Term Debt                                                                                       218,984           219,023
Capital Lease Obligations                                                                              8,814             8,835
Deferred Income Taxes                                                                                  6,221             7,598
Other Long-Term Liabilities                                                                            8,984             8,750
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Common Stock                                                                                           2,677             2,666
Paid in Capital                                                                                        6,585             5,913
Net Unrealized Gain on Available-For-Sale Securities                                                     901             1,026
Retained Earnings                                                                                     76,767            79,450
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                          87,000            89,125
                                                                                             ---------------   ---------------
                                                                                                    $523,039          $474,926

The accompanying notes are an integral part of these financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                 6/27/98                6/28/97
                                                                                 -------                -------

Net Sales                                                                 $          103,494       $         105,078

Costs and Expenses:
Cost of Product Sold                                                                  93,830                  90,381
Selling, General, and Administrative                                                   6,811                   7,929
Interest Expense                                                                       6,798                   6,469
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           107,439                 104,779
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                   (3,945)                    299

Income Taxes                                                                          (1,262)                    107
                                                                          ------------------       -----------------
Net Earnings (Loss)                                                       $           (2,683)      $             192
                                                                          ==================       =================


Net Earnings (Loss) Applicable to
  Common Stock                                                                        (2,683)                    192
Weighted Average Common
  Shares Outstanding                                                               5,954,574               5,939,680

Basic and Diluted Earnings Per
    Share of Common Stock (Exhibit II):

   Net Earnings (Loss)                                                    $            (.45)       $             .03
                                                                          =================        =================

The accompanying notes are an integral part of these condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                 6/27/98                6/28/97
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings (Loss)                                                   $           (2,683)     $              192
    Adjustments to Reconcile Net Earnings to
      Net Cash Used by Operating Activities:
        Depreciation and Amortization                                                  7,252                   6,785
        Deferred Income Taxes                                                         (1,305)                      -
        Changes in Working Capital:
          Accounts Receivable                                                          7,948                  (1,064)
          Inventories                                                                (36,709)                (33,652)
          Off-Season Reserve                                                         (26,112)                (33,660)
          Other Current Assets                                                           486                    (760)
          Income Taxes                                                                 1,025                  (1,282)
          Accounts Payable and
            Accrued Expenses                                                          32,527                  53,334
                                                                          ------------------       -----------------
  Net Cash Used
      by Operations                                                                  (17,571)                (10,107)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (3,146)                 (6,205)
    Disposals                                                                            113                       -
    Acquisitions                                                                           -                 (53,672)
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                    (3,033)                (59,877)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                     19,842                  69,490
    Other                                                                               (128)                     17
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                 (71)                    (61)
    Long-Term Borrowing                                                                    -                     106
    Dividends                                                                              -                       -
                                                                          ------------------       -----------------
 Net Cash Provided by
     Financing Activities                                                             19,643                  69,552
                                                                          ------------------       -----------------
Net Decrease in Cash and Short-
    Term Investments                                                                    (961)                   (432)
Cash and Short-Term Investments,
Beginning of Period                                                                    4,077                   1,584
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            3,116      $            1,152
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 27, 1998

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of June 27, 1998 and March 31, 1998 and results of operations for the three month periods ended June 27, 1998 and June 28, 1997. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1998 balance sheet was derived from audited financial statements.

        The results of operations for the three month periods ended June 27, 1998 and June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

        The accounting  policies followed by the Company are set forth in Note 1
        to  the  Company's  financial   statements  in  the  1998  Seneca  Foods
        Corporation Annual Report and 10-K.

        Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report and 10-K.

2. Basic earnings per share are calculated on the basis of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which the Company adopted in the fourth quarter of 1998. The additional shares and dividends were not considered in the diluted calculation since diluting a loss is not allowed under SFAS No. 128.

3. Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.

4. On June 22, 1998, the Company entered into a Stock Purchase Agreement with Carl Marks Strategic Investments, L.P., a Delaware limited partnership, Carl Marks Strategic Investments II, L.P., and related entities (collectively, the "New Investors"), whereby the New Investors agreed to purchase from the Company 1,166,667 shares of Convertible Participating Preferred Stock, with $0.025 par value per share (the "New Preferred Stock") for a total investment of $14,000,004 (or $12.00 per share)(the "Stock Purchase Agreement"). The shares of New Preferred Stock are convertible immediately on a share-for-share basis into shares of the Company's Class A common stock, $0.25 par value per share ("Class A Common Stock"). To complete the equity investment transaction contemplated by the Stock Purchase Agreement, the Company will declare a distribution payable to

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 27, 1998

the holders of Class A Common Stock and Class B common stock, $0.25 par value per share ("Class B Common Stock") whereby each holder (a "Rights Holder") will receive one-half of a right (the "Right") to purchase at a subscription price of $12.00 per share, (the "Subscription Price") shares of the New Preferred Stock (the "Rights Offering"). Each whole Right will entitle the Rights Holder to receive, upon payment of the Subscription Price, one share of New Preferred Stock.

The New Investors have agreed to purchase from the Company up to 2,500,000 shares of New Preferred Stock which the Company's shareholders do not purchase in the Rights Offering. Under no circumstances shall the Company be required to issue more than 4,166,667 shares of New Preferred Stock, or a total sale of $50,000,004 (the "$50 Million Limit") to the New Investors and shareholders who exercise their purchase rights under the Rights Offering in the total equity investment transaction. This limitation affects only the purchase rights of the New Investors. Assuming (i) the New Investors acquire the maximum number of shares which they can acquire in the Transaction; (ii) the New Investors convert all shares of New Preferred Stock acquired by them into shares of Class A Common Stock and, except for that conversion, neither reduce nor increase their aggregate holdings of Company voting stock; (iii) the Wolcott and Kayser families neither reduce nor increase their aggregate holdings of Company voting stock after the Transaction; and (iv) the Company issues no more shares of voting stock after the Transaction except in conversion of New Preferred Stock:
(A) the New Investors will own, in the aggregate, 4.6% of the voting power of the Company and (B) the combined voting power of the New Investors and certain long-standing shareholders of the Company that are related to the New Investors through family relationships and the common ownership of family-held investments will own, in the aggregate, 16.6% of the voting power of the Company in the election of directors. The Wolcott and Kayser family shareholders referred to in the following paragraph would then own 40% of the total voting power of the Company in the election of directors.

Pursuant to the terms of the Stock Purchase Agreement, the New Investors have the option to purchase for $12.00 per share up to 1,181,996 shares (the "Option Shares") of New Preferred Stock prior to the Rights Offering and prior to the closing of the Transaction. The New Investors may elect to purchase the Option Shares by providing written notice to the Company setting forth the aggregate number of Option Shares purchased and the date of such purchase (which must be prior to the closing and no earlier than 15 business days after the date of such notice). The New Investors' right to purchase the Option Shares shall expire immediately prior to the closing of the Transaction.

Concurrently with the Stock Purchase Agreement, the New Investors, the Company, and certain of its substantial shareholders, entered into a Shareholders Agreement dated as of June 22, 1998 (the "Shareholders Agreement") whereby certain substantial shareholders of the Company, including the Wolcott and Kayser families, agreed that they would not exercise, sell or otherwise transfer the Rights to which they were entitled pursuant to the terms of the Rights Offering. The Pillsbury Company has separately agreed that it will not exercise, sell or otherwise transfer the Rights to which it is entitled pursuant to the terms of the Rights Offering. The members of the Kayser and Wolcott families have also agreed to certain restrictions on sales by them of shares of (i) Class A Common Stock, (ii) Class B Common Stock, (iii) New Preferred Stock and (iv) other securities of the Company that are entitled to vote in the election of directors (the "Shares") including a general restriction against sales of Shares to third persons within two years of the closing of the final transaction of the equity investment.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 27, 1998

The consummation of the Stock Purchase Agreement, the Shareholders Agreement and Rights Offering result in significant participation by the New Investors in the governance of the Company. The number of directors comprising the Company's Board of Directors will be increased from seven to nine members, with the two new positions being filled by designees of the New Investors (the "Investor Designees"). The Investor Designees will continue to be nominated for election to the Board and shareholders who executed the Shareholders Agreement will continue to vote for the Investor Designees until the Stock Purchase Agreement is terminated or such time as the New Investors no longer own, in the aggregate, at least 10% of the Company's Class A Common Stock (assuming conversion of all shares of the New Preferred Stock into Class A Common Stock). The Shareholders Agreement also requires that the Investor Designees will comprise at least 22% of any committee of the Board of Directors. Moreover, the Company has agreed to require unanimous approval of the Company's Board of Directors (excluding directors who abstain from voting) for certain defined "major corporate actions", including (i) any amendment or modification to the Company's Certificate of Incorporation or Bylaws; (ii) any business combination; (iii) any sale or transfer of all or substantially all of the assets of the Company; (iv) certain issuances of securities; (v) any acquisition or disposition or series of related acquisitions or dispositions of assets involving gross consideration in excess of $15 million; (vi) certain changes in the Company's line of business;
(vii) any change in the Company's certified public accountants; (viii) the settlement of certain litigation; or (ix) the commencement by the Company of proceedings relating to bankruptcy, insolvency, reorganization or relief of debtors. The requirement of unanimous Board approval (excluding directors who abstain from voting) terminates when the New Investors no longer own, in the aggregate, at least 15% of the Company's Class A Common Stock (assuming conversion of all shares of New Preferred Stock into shares of Class A Common Stock).

Pursuant to the terms of the Stock Purchase Agreement, the Company has agreed that between June 22, 1998 and the closing of the transaction, it will not declare or pay any dividends on its capital stock (except for amounts owing to holders of certain existing classes of its preferred stock).

On June 19, 1998, the Board of Directors of the Company exempted the New Investors and their affiliates from the provisions of Section 912(b) of the New York Business Corporation Law, which impose certain restrictions and limitations on certain "business combinations" between the Company and an "interested shareholder" as such quoted terms are defined in Section 912.

Pursuant to a Registration Rights Agreement dated June 22, 1998, the Company granted to the New Investors certain registration rights under the Securities Act of 1933 (the "Registration Rights") with respect to the shares purchased by the New Investors pursuant to the Stock Purchase Agreement and the Rights Offering. The Registration Rights Agreement gives the New Investors, subject to certain limitations, (i) demand Registration Rights and (ii) Registration Rights to participate in other public securities offerings initiated on behalf of the Company or other holders.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 27, 1998

       To effect the foregoing Stock Purchase Agreement and Rights Offering, the Company will amend its Certificate of Incorporation to: (i) increase the number of authorized shares of Class A Common Stock from 10,000,000 shares to 20,000,000 shares; (ii) increase the number of authorized shares of Preferred Stock with $.025 par value per share, Class A from 4,000,000 shares to 8,200,000 shares; (iii) set forth the rights, preferences and limitations of the New Preferred Stock; (iv) require unanimous board approval, in accordance with Section 709 of the New York Business Corporation Law, of the major corporate actions; and (v) remove the acquisition by the New Investors of Class A Common Stock issuable upon conversion of the New Preferred Stock from the operation of certain provisions of the Certificate of Incorporation with respect to the purchase of Class A Common Stock. Consequently, the complete equity investment transaction cannot be effected without prior shareholder approval. The Wolcott and Kayser family shareholders who signed the Shareholder Agreement and The Pillsbury Company have agreed to vote all their shares of the Company's voting stock in favor of the amendments to the Certificate of Incorporation.

       The Company intends to use the proceeds from the total equity investment to reduce the Company's indebtedness.

5. As stated in our 1998 Annual Report, effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transaction and other events and circumstances from nonowner sources. The Company has determined that at March 31, 1998 it will display comprehensive income in a separate statement of comprehensive income. The Company's comprehensive earnings were as follows (In Thousands):


                                                            Three Months Ended
                                                                 June 27,
                                                             1998          1997
                                                             ----          ----

Net Earnings (Loss)                                        (2,683)          192

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain Change on Moog, Inc. Stock             (125)          229
                                                          ---------------------

    Comprehensive Earnings (Loss)                          (2,808)          421
                                                          =====================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  June 27, 1998

Results of Operations:

Sales:
Sales reflect a decrease of 1.6% for the first three months versus 1997. The lower sales, in large part, are due to lower canned vegetables and juice and fruit quantities sold under the Company's Non-Alliance business. Non-Alliance vegetable sales quantities were down 2.9% while juice and fruit sales quantities were down 3.4%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                             Three Months Ended
                                          6/27/98            6/28/97
                                          -------            -------
Cost of Product Sold                        90.7%              86.1%
Selling                                      5.0                6.1
Administrative                               1.5                1.4
Interest Expense                             6.6                6.1
                                          -------------------------

                                           103.8%              99.7%
                                          =========================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) reflect, in part, substantially lower selling prices in the juice and fruit business.

Income Taxes:
The effective tax rate used in fiscal 1998 is 32% and 1997 is 36%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 27, 1998

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                                ----------                      -----------
                                                             1998           1997             1998           1997
                                                             ----           ----             ----           ----


     Working Capital Balance                             $113,259        $105,241        $112,299       $128,732
     Quarter Change                                           960         (23,491)              -              -
     Notes Payable                                         82,112          87,490          62,270         18,000
     Long-Term Debt                                       227,798         224,169         227,858        224,128
     Current Ratio                                         1.59:1          1.52:1          1.79:1         2.65:1
     Inventory (Average) Turnover                             1.8             1.9             3.7            3.5

The change in the Working Capital for the June 1998 quarter from the June 1997 quarter is largely due to the two acquisitions in the prior year and lower capital expenditures in the current year quarter than the prior year quarter ($3,146,000 as compared to $6,205,000 last year).

As part of the Alliance with Pillsbury (see 1998 Annual Report for details), Pillsbury takes Green Giant inventory as it needs it or at least by the take-or-pay date (varies by commodity).

See Consolidated Condensed Statements of Cash Flows for further details.

                           PART II - OTHER INFORMATION


Item 1.               Legal Proceedings

                      None.

Item 2.               Changes in Securities

                      See  Note  4  to  the  Consolidated   Condensed  Financial
                      Statements for explanation of a Rights Offering and Stock Purchase Agreement.

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders

                      None.

Item 5.               Other Information

                      None.

Item 6.               Exhibits and Reports on Form 8-K

A.     Exhibits

2(a) The Stock Purchase Agreement dated as of June 22, 1998 (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K filed July 2, 1998)

 (b) The Shareholders Agreement dated as of June 22, 1998 (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K filed July 2, 1998)

 (c)    The   Registration   Rights   Agreement   dated  as  of  June  22,  1998
        (incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form 8-K filed July 2, 1998)

3(a) Certificate of Amendment to the Company's Restated Certificate of Incorporation, as amended setting forth the terms of the New Preferred Stock (incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed July 2, 1998)

10(a) Amendment No. 1 to Alliance Agreement dated February 25, 1997 (incorporated by reference to Exhibit 10(b)(ii) of amendment No. 1 to the Company's Registration Statement on Form S-1 (no. 333-58739) filed on August 7, 1998).

  (b)   Amendment No. 2 to Alliance Agreement dated July 1, 1998
        (incorporated by reference to Exhibit 10(b)(iii) of amendment No. 1 to the Company's Registration Statement on Form S-1 (no. 333-58739) filed on August 7, 1998).


11      (11) Computation of earnings per share (filed herewith)

27      (27) Financial Data Schedules (filed herewith)

99(a) Subscription Certificate for the shares of Convertible Participating Preferred Stock (incorporated by reference to Exhibit 99(a) of amendment No. 1 to the Company's Registration Statement on Form S-1 (no. 333-58739)filed on August 7, 1998).

  (b) Notice of Guaranteed Delivery for Subscription Certificates issued by the Company (incorporated by reference to Exhibit 99(b) of amendment No. 1 to the Company's Registration Statement on Form S-1 (no. 333-58739) filed on August 7, 1998)

  (c) Instructions to Shareholders as to Use of the Company's Subscription Certificates (incorporated by reference to Exhibit 99(c) of amendment No. 1 to the Company's Registration Statement on Form S-1 (no. 333-58739) filed on August 7, 1998)

Reports on Form 8-K - June 22, 1998 concerning of a Rights Offering and Stock Purchase Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                Seneca Foods Corporation
                                                       (Company)



                                                  /s/Kraig H. Kayser
                                                  ------------------------
August 11, 1998                                    Kraig H. Kayser
                                                   President and
                                                   Chief Executive Officer


                                                   /s/Jeffrey L. Van Riper
                                                   ------------------------
August 11, 1998                                    Jeffrey L. Van Riper
                                                   Controller and
                                                   Chief Accounting Officer