Form 10-Q
period 1998-09-26
SENECA FOODS CORP /NY/
filed 1998-11-10
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended September 26, 1998 Commission File Number 0-1989

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

Yes   X    No
    -----     -----


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

             Class                     Shares Outstanding at October 31, 1998


  Common Stock Class A, $.25 Par                      3,187,883
  Common Stock Class B, $.25 Par                      2,796,628



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                  9/26/98             3/31/98
                                                                                                  -------             -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         8,989   $         4,077
    Accounts Receivable, Net                                                                          52,632            48,647
    Inventories:
        Finished Goods                                                                               350,039           118,067
        Work in Process                                                                               22,454            25,440
        Raw Materials                                                                                 35,020            50,537
                                                                                                     -------           -------
                                                                                                     407,513           194,044
    Off-Season Reserve (Note 3)                                                                      (54,719)                -
    Deferred Tax Asset, Net                                                                            3,870             3,870
    Refundable Income Taxes                                                                              740             1,576
    Other Current Assets                                                                                 725             1,680
                                                                                              --------------   ---------------
        Total Current Assets                                                                         419,750           253,894
Property, Plant and Equipment, Net                                                                   207,869           218,408
Other Assets                                                                                           2,121             2,624
                                                                                              --------------   ---------------
                                                                                                    $629,740          $474,926
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        23,000   $        62,270
    Accounts Payable                                                                                 195,380            46,540
    Accrued Expenses                                                                                  19,931            21,210
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             11,568            11,575
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    249,879           141,595
Long-Term Debt                                                                                       218,922           219,023
Capital Lease Obligations                                                                              8,791             8,835
Deferred Income Taxes                                                                                  6,079             7,598
Other Long-Term Liabilities                                                                            9,217             8,750
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         49,715                 -
Common Stock                                                                                           2,677             2,666
Paid in Capital                                                                                        6,585             5,913
Net Unrealized Gain on Available-For-Sale Securities                                                     767             1,026
Retained Earnings                                                                                     77,038            79,450
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         136,852            89,125
                                                                                             ---------------   ---------------
                                                                                                    $629,740          $474,926
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

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 9/26/98                9/27/97
                                                                                 -------                -------

Net Sales                                                                 $          220,320       $         208,859

Costs and Expenses:
Cost of Product Sold                                                                 206,401                 193,740
Selling, General, and Administrative                                                   7,206                   7,936
Interest Expense                                                                       6,297                   6,890
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           219,904                 208,566
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                             416                     293

Income Taxes                                                                             133                     106
                                                                          ------------------       -----------------
Net Earnings                                                              $              283       $             187
                                                                          ==================       =================

Basic Earnings Per
    Common Share                                                          $              .05       $             .03
                                                                          ==================       =================

Diluted Earnings Per
    Common Share                                                          $              .04       $             .03
                                                                          ==================       =================

The accompanying notes are an integral part of these condensed financial statements.




                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)
                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 9/26/98                9/27/97
                                                                                 -------                -------

Net Sales                                                                 $          323,814       $         314,068

Costs and Expenses:
Cost of Product Sold                                                                 300,231                 284,252
Selling, General, and Administrative                                                  14,017                  15,865
Interest Expense                                                                      13,095                  13,359
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           327,343                 313,476
                                                                          ------------------       -----------------

(Loss) Earnings Before Income Taxes                                                   (3,529)                    592

Income Taxes                                                                          (1,129)                    213
                                                                          ------------------       -----------------
Net (Loss) Earnings                                                       $           (2,400)      $             379
                                                                          ==================       =================


Basic (Loss) Earnings Per
    Common Share                                                          $             (.40)      $             .06
                                                                          ==================       =================

Diluted (Loss) Earnings Per
    Common Share                                                          $             (.40)      $             .06
                                                                          ==================       =================

The accompanying notes are an integral part of these condensed financial statements.




                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 9/26/98                9/27/97
                                                                                 -------                -------

Cash Flows from Operating Activities:
    Net (Loss) Earnings                                                   $           (2,400)     $              379
    Adjustments to Reconcile Net (Loss) Earnings to
      Net Cash (Used) Provided by Operating
      Activities:
        Depreciation and Amortization                                                 14,301                  14,330
        Deferred Income Taxes                                                         (1,303)                    156
        Contribution of Stock to Benefit Plan                                            683                       -

        Changes in Operating Assets
          and Liabilities:
          Accounts Receivable                                                         (3,985)                (22,081)
          Inventories                                                               (213,469)               (200,255)
          Off-Season Reserve                                                          54,719                  48,180
          Other Current Assets                                                           955                   2,134
          Income Taxes                                                                   836                  (1,836)
          Accounts Payable and
            Accrued Expenses                                                         148,028                 173,583
                                                                          ------------------       -----------------
  Net Cash (Used) Provided
      by Operations                                                                   (1,635)                 14,590
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (4,104)                 (9,729)
    Disposals                                                                            342                       -
    Acquisitions                                                                           -                 (53,672)
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                    (3,762)                (63,401)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
  Rights Offering                                                                     49,715                       -
    Notes Payable                                                                    (39,270)                 35,545
    Other                                                                                 28                     (72)
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (152)                   (104)
    Long-Term Borrowing                                                                    -                  15,106
    Dividends                                                                            (12)                      -
                                                                          ------------------       -----------------
 Net Cash Provided by
     Financing Activities                                                             10,309                  50,475
                                                                          ------------------       -----------------
Net Increase in Cash and Short-
    Term Investments                                                                   4,912                   1,664
Cash and Short-Term Investments,
Beginning of Period                                                                    4,077                   1,584
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            8,989      $            3,248
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 26, 1998

1.     Consolidated Condensed Financial Statements


       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Registrant as of September 26, 1998 and results of operations for the three and six month periods ended September 26, 1998 and September 27, 1997. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1998 balance sheet was derived from audited financial statements.

       The results of operations for the three and six month periods ended September 26, 1998 and September 27, 1997 are not necessarily indicative of the results to be expected for the full year. The Registrant does not believe comparative 12-month interim date information is meaningful. The interim information presented reflects separate pack years while the 12-month interim date information could reflect two different pack years in the same period.


       The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's financial statements in the 1998 Seneca Foods Corporation Annual Report and 10-K.

       Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Registrant's 1998 Annual Report and 10-K.

2. Basic earnings per share are calculated on the basis of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which the Registrant adopted in the fourth quarter of 1998.The additional shares and dividends were not considered in the year-to-date diluted calculation since diluting a loss is not allowed under SFAS No. 128.

3. Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. The seasonal nature of the Registrant's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.

4. In the second quarter of 1999, the Registrant consummated a $50 million equity sale previously described in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on July 2, 1998. The equity sale resulted from a Rights Offering to Registrant's common shareholders as described in the following paragraph (the "Rights Offering") and a Stock Purchase Agreement (the "Stock Purchase Agreement") with certain investors as described in the second following paragraph.

       The Rights Offering consisted of a distribution payable to the holders of the Registrant's Class A common stock, $0.25 par value per share (the "Class A Common Stock") and Class B common stock, $0.25 par value per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), whereby, each holder of Common Stock received a right (the "Right") to purchase at a subscription price of $12.00 per share (the

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 26, 1998

       "Subscription Price"), shares of Convertible Participating Preferred Stock, $12.00 stated value per share (the "New Preferred Stock"). The shares of New Preferred Stock are convertible immediately on a share-for-share basis into shares of Class A Common Stock. The Registrant distributed one-half of a Right for each share of Common Stock held of record as of July 13, 1998. Each whole Right entitled the holder thereof (a "Rights Holder") to receive upon payment of the Subscription Price, one share of New Preferred Stock. The Rights were evidenced by Subscription Certificates transferable by the holders thereof. Holders of the Registrant's Common Stock acquired 1,146,639 shares of New Preferred Stock under the Rights Offering for a total investment of $13,759,668.

       Pursuant to the Stock Purchase Agreement with Carl Marks Strategic Investments, L.P., a Delaware limited partnership, Carl Marks Strategic Investments II, L.P., a Delaware limited partnership and Uranus Fund, Ltd., a Cayman Islands corporation (collectively, the "New Investors"), the New Investors agreed to (i) purchase from the Registrant 1,166,667 shares of New Preferred Stock for a total investment of $14,000,004 (or $12.00 per share) and (ii) act as standby purchasers with respect to up to 2,500,000 shares of New Preferred Stock not purchased by the Registrant's shareholders in the Rights Offering. The Registrant was not required to sell under the Stock Purchase Agreement and the Rights Offering more than 4,166,667 shares of New Preferred Stock at a total price of $50,000,004. The New Investors acquired a total of 3,019,895 shares of New Preferred Stock for an aggregate purchase price of $36,238,740. The total investment received by the Registrant as a result of the Rights Offering and investment by the New Investors was $49,998,408 (4,166,534 shares of New Preferred Stock).

       Concurrently with the Stock Purchase Agreement, the New Investors, the Registrant, and certain of its substantial shareholders, entered into a Shareholders Agreement dated June 22, 1998 (the "Shareholders Agreement"). The members of the Kayser and Wolcott families agreed to certain restrictions on sales by them of shares of (i) Class A Common Stock, (ii) Class B Common Stock, (iii) New Preferred Stock and (iv) other securities of the Registrant that are entitled to vote in the election of directors (the "Shares") including a general restriction against sales of Shares to third persons before September 2, 2000.

       The consummation of the foregoing agreements permit the New Investors to participate significantly in the governance of the Registrant. As a result of the equity investment transaction (and assuming conversion of all of the shares of New Preferred Stock into Class A Common Stock) the New Investors and certain of the Registrant's existing shareholders that are related to the New Investors through family relationships and common ownership of certain business entities collectively exercise approximately 16% of the total voting power of the Registrant (in an election of directors). The terms of the Stock Purchase Agreement and Shareholders Agreement provide other opportunities for the New Investors to exercise influence over the Registrant. One such provision required that the Registrant's Board of Directors be increased from seven to nine members. The two new positions have been filled by designees of the New Investors, Andrew M. Boas and Arthur H. Baer

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 26, 1998

       (the "Investor Designees"). The Investor Designees will continue to be nominated for election to the Board and shareholders who executed the Shareholders Agreement will continue to vote for the Investor Designees until the Stock Purchase Agreement is terminated or such time as the New Investors no longer own, in the aggregate, at least 10% of the Registrant's Class A Common Stock (assuming conversion of all shares of the New Preferred Stock into Class A Common Stock). As required by the Shareholders Agreement, the Investor Designees have been nominated to the committees of the Registrant's Board of Directors so that the Investor Designees comprise at least 22% of any such committees. Moreover, the Registrant has amended its Certificate of Incorporation to require unanimous approval of the Registrant's Board of Directors (excluding directors who abstain from voting) for certain defined "Major Corporate Actions", including (i) any amendment or modification to the Registrant's Certificate of Incorporation or Bylaws; (ii) any business combination;
       (iii) any sale or transfer of all or substantially all of the assets of the Registrant; (iv) certain issuances of securities; (v) any acquisition or disposition or series of related acquisitions or dispositions of assets involving gross consideration in excess of $15 million; (vi) certain changes in the Registrant's line of business; (vii) any change in the Registrant's certified public accountants; (viii) the settlement of certain litigation; or (ix) the commencement by the Registrant of proceedings relating to bankruptcy, insolvency, reorganization or relief of debtors (the "Major Corporate Actions"). The requirement of unanimous Board approval for the Major Corporate Actions (excluding directors who abstain from voting) terminates when the New Investors no longer own, in the aggregate, at least 15% of the Registrant's Class A Common Stock (assuming conversion of all shares of New Preferred Stock into shares of Class A Common Stock).

       Pursuant to a Registration Rights Agreement dated June 22, 1998, the Registrant granted to the New Investors certain registration rights under the Securities Act of 1933 (the "Registration Rights") with respect to the shares purchased by the New Investors pursuant to the Stock Purchase Agreement and the Rights Offering. The Registration Rights Agreement gives the New Investors, subject to certain limitations, (i) demand Registration Rights and (ii) Registration Rights to participate in other public securities offerings initiated on behalf of the Registrant or other holders.

       To effect the foregoing matters in this Item 5, Registrant filed a Certificate of Amendment with the New York Secretary of State, (pursuant to shareholder approval) to amend its Certificate of Incorporation to:
       (i) increase the number of authorized shares of Class A Common Stock from 10,000,000 shares to 20,000,000 shares; (ii) increase the number of authorized shares of Preferred Stock with $.025 par value per share, Class A from 4,000,000 shares to 8,200,000 shares; (iii) set forth the rights, preferences and limitations of the New Preferred Stock; (iv) require unanimous board approval (excluding directors who choose to abstain), in accordance with Section 709 of the New York Business
       Corporation Law, of the Major Corporate Actions; and (v) remove the acquisition by the New Investors of Class A Common Stock issuable upon conversion of the New Preferred Stock from the operation of certain provisions of the Certificate of Incorporation with respect to the purchase of Class A Common Stock.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 26, 1998

       Registrant used the proceeds from the equity investment to reduce its indebtedness to its revolving credit bank lenders.

5. As stated in our 1998 Annual Report, effective April 1, 1998, the Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transaction and other events and circumstances from nonowner sources. The Registrant has determined that at March 31, 1999 it will display comprehensive income in a separate statement of comprehensive income. The Registrant's comprehensive earnings were as follows (In Thousands):


                                                       Six Months Ended
                                                         September 26,
                                                      1998          1997
                                                      ----          ----

Net Earnings (Loss)                                 $(2,400)        $379

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain Change on Moog, Inc. Stock       (259)         529
                                                    --------------------

    Comprehensive (Loss) Earnings                   $(2,659)        $908
                                                    ====================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                               September 26, 1998

Results of Operations:

Sales:
Sales reflect an increase of 3.1% for the first six months versus 1997. The higher sales, in large part, are due to higher canned vegetables sales under the Registrant's Alliance business ($4,111,000 higher sales in 1998). Non-Alliance vegetable sales quantities were down 7.4% while juice and fruit sales quantities were up 15.1% due to stronger industrial sales.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                         Three Months Ended               Six Months Ended
                         ------------------               ----------------
                    9/26/98            9/27/97        9/26/98           9/27/97
                    -------            -------        -------           -------
Cost of Product Sold   93.7%            92.8%          92.8%             90.4%
Selling                 2.6             2.9             3.4               4.0
Administrative          0.6             0.9             0.9               1.1
Interest Expense        2.9             3.3             4.0               4.3
                     ---------------------------------------------------------
                       99.8%           99.9%          101.1%             99.8%
                     =========================================================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) reflects, in part, substantially lower selling prices in the juice and fruit business.

Income Taxes:
The effective tax rate used in fiscal 1998 is 32% and 1997 is 36%.

Pending Sale of Juice Business:
On August 17, 1998 the Registrant announced the Letter of Intent agreement to sell a significant portion of its Juice Division to Northland Cranberries, Inc. A definitive agreement is currently being negotiated. The Juice Business in its entirety has shown losses in the last three years. The assets being sold are less than 10% of the total assets of the Registrant. A major issue has been sourcing raw produce at a price that when converted to finished goods can be sold at a profit. In addition, competition for retail shelf and freezer space has been intensifying. This sale is expected to close no later than December 1998 subject to a definitive agreement being signed.

Year 2000:
The Registrant has initiated a Year 2000 Compliance Project to ensure that business processes, equipment and systems will operate up to, over and following the change of the century. Software failures due to processing errors potentially arising from calculations using the Year 2000 are a known risk. The total cost of the Project, above and beyond normal software upgrades, is not expected to exceed $750,000.

The Project includes the following phases: assessment of the problem, correction/replacement of systems, testing, vendor assessment and development of a contingency plan. The identification of all equipment with date sensitive operating controls (including embedded systems) is targeted for completion on December 1, 1998. An inventory of our systems assets has been completed. All critical systems will have been replaced or modified to be compliant by April 1, 1999, with testing complete by July 1, 1999. The Registrant has begun evaluating the potential impact of Year 2000 problems in the event that our external vendors are not adequately prepared. If necessary, the Registrant will secure an

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 26, 1998

alternate supply for the required products and/or services. The Registrant has not yet developed a contingency plan but anticipates completion of this phase by December 1, 1998.

Financial Condition:
The financial condition of the Registrant is summarized in the following table and explanatory review (In Thousands):

                                For the Quarter               For the Year
                                Ended September                Ended March
                               1998          1997           1998         1997
                               ----          ----           ----         ----

     Working Capital Balance $169,871      $128,586      $112,299      $128,732
     Quarter Change            56,612        19,363             -             -
     Notes Payable             23,000        53,545        62,270        18,000
     Long-Term Debt           227,713       239,111       227,858       224,128
     Current Ratio             1.68:1        1.45:1        1.79:1        2.65:1
     Inventory (Average) Turnover 1.4           2.1           3.7           3.5

The change in the Working Capital for the September 1998 quarter from the September 1997 quarter is largely due to the Rights Offering and Stock Purchase (see Note 4 for details) which provided $49,715,000 in the current quarter and lower capital expenditures in the current year quarter than the prior year quarter ($730,000 as compared to $3,522,000 last year).

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

Item 6.               Exhibits and Reports on Form 8-K

A.       Exhibits

11      (11) Computation of earnings per share (filed herewith)

27      (27) Financial Data Schedules (filed herewith)


Reports on Form 8-K - September 2, 1998 concerning of a Rights Offering and Stock Purchase Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      Seneca Foods Corporation
                                                             (Registrant)



                                                       /s/Kraig H. Kayser
                                                       ------------------
November 9, 1998                                       Kraig H. Kayser
                                                       President and
                                                       Chief Executive Officer


                                                       /s/Jeffrey L. Van Riper
                                                       -----------------------
November 9, 1998                                       Jeffrey L. Van Riper
                                                       Controller and
                                                       Chief Accounting Officer