Form 10-Q
period 1998-12-26
SENECA FOODS CORP /NY/
filed 1999-02-09
CIK 88948

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended December 26, 1998 Commission File Number 0-1989

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

Yes   X    No
    ------    ------

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                    Class Shares Outstanding at January 31, 1999

  Common Stock Class A, $.25 Par                    3,363,153
  Common Stock Class B, $.25 Par                    2,790,869



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                  12/26/98             3/31/98
                                                                                                  --------             -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $        18,731   $         4,077
    Accounts Receivable, Net                                                                          42,229            48,647
    Inventories:
        Finished Goods                                                                               177,104           118,067
        Work in Process                                                                               22,005            25,440
        Raw Materials                                                                                 38,249            50,537
                                                                                                     -------           -------
                                                                                                     237,358           194,044
    Off-Season Reserve (Note 3)                                                                      (42,549)                -
    Deferred Tax Asset, Net                                                                            3,870             3,870
    Refundable Income Taxes                                                                              233             1,576
    Other Current Assets                                                                               1,700             1,680
                                                                                              --------------   ---------------
        Total Current Assets                                                                         261,572           253,894
Property, Plant and Equipment, Net                                                                   201,264           218,408
Other Assets                                                                                           2,186             2,624
                                                                                              --------------   ---------------
                                                                                                    $465,022          $474,926
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $             -   $        62,270
    Accounts Payable                                                                                  56,100            46,540
    Accrued Expenses                                                                                  20,416            21,210
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             11,581            11,575
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                     88,097           141,595
Long-Term Debt                                                                                       215,411           219,023
Capital Lease Obligations                                                                              8,394             8,835
Deferred Income Taxes                                                                                  6,226             7,598
Other Long-Term Liabilities                                                                            9,472             8,750
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         47,754                 -
Common Stock                                                                                           2,719             2,666
Paid in Capital                                                                                        8,579             5,913
Net Unrealized Gain on Available-For-Sale Securities                                                     815             1,026
Retained Earnings                                                                                     77,485            79,450
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         137,422            89,125
                                                                                             ---------------   ---------------
                                                                                                    $465,022          $474,926
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



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                12/26/98               12/27/97
                                                                                --------               --------

Net Sales                                                                 $          246,624       $         238,333
Other Income                                                                             650                       -
                                                                          ------------------       -----------------

  Total Revenue                                                                      247,274                 238,333

Costs and Expenses:
Cost of Product Sold                                                                 237,783                 227,732
Selling, General, and Administrative                                                   5,111                   4,295
Interest Expense                                                                       5,282                   6,090
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           248,176                 238,117
                                                                          ------------------       -----------------

(Loss) Earnings From Continuing Operations
  Before Income Taxes                                                                   (902)                    216

Income Taxes                                                                            (289)                     78
                                                                          ------------------       -----------------

(Loss)Earnings from Continuing Operations                                               (613)                    138

Earnings (Loss) from Discontinued
  Operations Net of Income Taxes                                                       1,072                  (1,378)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $              459       $          (1,240)
                                                                          ==================       =================

Basic:
  Earnings (Loss) From Continuing Operations
    Per Common Share                                                      $             (.10)      $             .02
                                                                          ==================       =================
  Earnings (Loss) From Discontinued Operations
    Per Common Share                                                      $              .17       $            (.23)
                                                                          ==================       =================

  Earnings (Loss) Per Common Share                                        $              .07       $            (.21)
                                                                          ==================       =================

Diluted:
  Earnings (Loss) From Continuing Operations
    Per Common Share                                                      $             (.10)      $             .02
                                                                          ==================       =================
  Earnings (Loss) From Discontinued Operations
    Per Common Share                                                      $              .17       $            (.23)
                                                                          ==================       =================

  Earnings (Loss) Per Common Share                                        $              .07       $            (.21)
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


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                12/26/98               12/27/97
                                                                                --------               --------

Net Sales                                                                 $          490,882       $         487,357
Other Income                                                                             650                       -
                                                                          ------------------       -----------------

  Total Revenue                                                                      491,532                 487,357



Costs and Expenses:
Cost of Product Sold                                                                 462,634                 454,327
Selling, General, and Administrative                                                  13,318                  13,689
Interest Expense                                                                      17,400                  18,416
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           493,352                 486,432
                                                                          ------------------       -----------------


(Loss) Earnings from Continuing Operations
  Before Income Taxes                                                                 (1,820)                    925

Income Taxes                                                                            (582)                    333
                                                                          ------------------       -----------------

(Loss) Earnings from Continuing
  Operations                                                                          (1,238)                    592

Loss from Discontinued Operations Net
  of Income Taxes                                                                       (703)                 (1,453)
                                                                          ------------------       ------------------

Net Loss                                                                  $           (1,941)      $             (861)
                                                                          ==================       ==================

Basic:
  (Loss) Earnings From Continuing Operations
    Per Common Share                                                      $             (.21)      $              .10
                                                                          ==================       ==================
  Loss From Discontinued Operations
    Per Common Share                                                      $             (.12)      $             (.24)
                                                                          ==================       ==================

  Loss Per Common Share                                                   $             (.33)      $             (.14)
                                                                          ==================       ==================

Diluted:
  (Loss) Earnings From Continuing Operations
    Per Common Share                                                      $             (.21)      $              .10
                                                                          ==================       ==================
  Loss From Discontinued Operations
    Per Common Share                                                      $             (.12)      $             (.24)
                                                                          ==================       ==================

  Loss Per Common Share                                                   $             (.33)      $             (.14)
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



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                12/26/98               12/27/97
                                                                                --------               --------


Cash Flows from Operating Activities:
    Net Loss                                                              $           (1,941)     $             (861)
    Adjustments to Reconcile Net (Loss)
     Earnings to Net Cash (Used) Provided
   by Operating Activities:
        Depreciation and Amortization                                                 21,348                  21,561
        Deferred Income Taxes                                                         (1,178)                 (2,206)
        Contribution of Stock to Benefit Plan                                            761                     -

        Changes in Operating Assets
          and Liabilities:
          Accounts Receivable                                                          6,418                 (10,954)
          Inventories                                                                (43,314)                (47,193)
          Off-Season Reserve                                                          42,549                  35,689
          Other Current Assets                                                           (20)                  4,163
          Income Taxes                                                                 1,343                  (2,848)
          Accounts Payable and
            Accrued Expenses                                                           9,488                  48,574
                                                                          ------------------       -----------------
  Net Cash Provided
      by Operations                                                                   35,454                  45,925
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (4,774)                (14,160)
    Disposals                                                                            570                      16
    Acquisitions                                                                           -                 (53,672)
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                    (4,204)                (67,816)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
  Rights Offering                                                                     49,712                       -
    Notes Payable                                                                    (62,270)                 12,740
    Other                                                                                 33                     (18)
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                              (4,047)                 (3,429)
    Long-Term Borrowing                                                                    -                  15,106
    Dividends                                                                            (24)                    (58)
                                                                          ------------------       -----------------
 Net Cash (Used in) Provided by
     Financing Activities                                                            (16,596)                 24,341
                                                                          ------------------       -----------------
Net Increase in Cash and Short-
    Term Investments                                                                  14,654                   2,450
Cash and Short-Term Investments,
Beginning of Period                                                                    4,077                   1,584
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $           18,731      $            4,034
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 26, 1998

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of December 26, 1998 and results of operations for the three and nine month periods ended December 26, 1998 and December 27, 1997. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1998 balance sheet was derived from audited financial statements.

        The results of operations for the three and nine month periods ended December 26, 1998 and December 27, 1997 are not necessarily indicative of the results to be expected for the full year. The Registrant does not believe comparative 12-month interim date information is meaningful. The interim information presented reflects separate pack years while the 12-month interim date information could reflect two different pack years in the same period.

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

4. In the second quarter of Fiscal 1999, the Registrant consummated a $50 million equity sale previously described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on July 2, 1998. The equity sale resulted from a Rights Offering to Registrant's common shareholders as described in the following paragraph (the "Rights Offering") and a Stock Purchase Agreement (the "Stock Purchase Agreement") with certain investors as described in the second following paragraph.

       The Rights Offering consisted of a distribution payable to the holders of the Registrant's Class A common stock, $0.25 par value per share (the

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 26, 1998

       "Class A Common Stock") and Class B common stock, $0.25 par value per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), whereby, each holder of Common Stock received a right (the "Right") to purchase at a subscription price of $12.00 per share (the "Subscription Price"), shares of Convertible Participating Preferred Stock, $12.00 stated value per share (the "New Preferred Stock"). The shares of New Preferred Stock are convertible immediately on a share-for-share basis into shares of Class A Common Stock. The Registrant distributed one-half of a Right for each share of Common Stock held of record as of July 13, 1998. Each whole Right entitled the holder thereof (a "Rights Holder") to receive upon payment of the Subscription Price, one share of New Preferred Stock. The Rights were evidenced by Subscription Certificates transferable by the holders thereof. Holders of the Registrant's Common Stock acquired 1,146,639 shares of New Preferred Stock under the Rights Offering for a total investment of $13,759,668.

       Pursuant to the Stock Purchase Agreement with Carl Marks Strategic Investments, L.P., a Delaware limited partnership, Carl Marks Strategic Investments II, L.P., a Delaware limited partnership and Uranus Fund, Ltd., a Cayman Islands corporation (collectively, the "New Investors"), the New Investors agreed to (i) purchase from the Registrant 1,166,667 shares of New Preferred Stock for a total investment of $14,000,004 (or $12.00 per share) and (ii) act as standby purchasers with respect to up to 2,500,000 shares of New Preferred Stock not purchased by the Registrant's shareholders in the Rights Offering. The Registrant was not required to sell under the Stock Purchase Agreement and the Rights Offering more than 4,166,667 shares of New Preferred Stock at a total price of $50,000,004. The New Investors acquired a total of 3,019,895 shares of New Preferred Stock for an aggregate purchase price of $36,238,740. The total investment received by the Company as a result of the Rights Offering and investment by the New Investors was $49,998,408 (4,166,534 shares of New Preferred Stock).

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

       The consummation of the foregoing agreements permit the New Investors to participate significantly in the governance of the Registrant. As a result of the equity investment transaction (and assuming conversion of all of the shares of New Preferred Stock into Class A Common Stock) the New Investors and certain of the Company's existing shareholders that are related to the New Investors through family relationships and common ownership of certain business entities collectively exercise approximately 16% of the total voting power of the Company (in an election of directors). The terms of the Stock Purchase Agreement and Shareholders Agreement provide other opportunities for the New Investors to exercise influence over the Company.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 26, 1998

       One such provision required that the Registrant's Board of Directors be increased from seven to nine members. The two new positions have been filled by designees of the New Investors, Andrew M. Boas and Arthur H. Baer (the "Investor Designees"). The Investor Designees will continue to be nominated for election to the Board and shareholders who executed the Shareholders Agreement will continue to vote for the Investor Designees until the Stock Purchase Agreement is terminated or such time as the New Investors no longer own, in the aggregate, at least 10% of the Registrant's Class A Common Stock (assuming conversion of all shares of the New Preferred Stock into Class A Common Stock). As required by the Shareholders Agreement, the Investor Designees have been nominated to the committees of the Registrant's Board of Directors so that the Investor Designees comprise at least 22% of any such committees. Moreover, the Registrant has amended its Certificate of Incorporation to require unanimous approval of the Registrant's Board of Directors (excluding directors who abstain from voting) for certain defined "Major Corporate Actions", including (i) any amendment or modification to the Registrant's Certificate of Incorporation or Bylaws; (ii) any business combination;
       (iii) any sale or transfer of all or substantially all of the assets of the Registrant; (iv) certain issuances of securities; (v) any acquisition or disposition or series of related acquisitions or dispositions of assets involving gross consideration in excess of $15 million; (vi) certain changes in the Registrant's line of business; (vii) any change in the Registrant's certified public accountants; (viii) the settlement of certain litigation; or (ix) the commencement by the Registrant of proceedings relating to bankruptcy, insolvency, reorganization or relief of debtors (the "Major Corporate Actions"). The requirement of unanimous Board approval for the Major Corporate Actions (excluding directors who abstain from voting) terminates when the New Investors no longer own, in the aggregate, at least 15% of the Registrant's Class A Common Stock (assuming conversion of all shares of New Preferred Stock into shares of Class A Common Stock).

       Pursuant to a Registration Rights Agreement dated June 22,1998, the Registrant granted to the New Investors certain registration rights under the Securities Act of 1933 (the "Registration Rights") with respect to the shares purchased by the New Investors pursuant to the Stock Purchase Agreement and the Rights Offering. The Registration Rights Agreement gives the New Investors, subject to certain limitations, (i) demand Registration Rights and (ii) Registration Rights to participate in other public securities offerings initiated on behalf of the Registrant or other holders.

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

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                December 26, 1998

       Investors of Class A Common Stock issuable upon conversion of the New Preferred Stock from the operation of certain provisions of the Certificate of Incorporation with respect to the purchase of Class A Common Stock. Registrant used the proceeds from the equity investment to reduce its indebtedness to its revolving credit bank lenders.

5. As stated in our 1998 Annual Report, effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The The Company's comprehensive earnings were as follows (In Thousands):


                                                         Nine Months Ended
                                                            December 26,
                                                        1998          1997
                                                        ----          ----

Net Loss                                              $(1,941)       $(861)

Other Comprehensive (Loss) Earnings, Net of Tax:

  Net Unrealized Gain Change on Moog, Inc. Stock         (211)         319
                                                  ------------------------

    Comprehensive Loss                                $(2,152)       $(542)
                                                  ========================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                December 26, 1998

Results of Operations:

Sales:
Sales from continuing operations reflect an increase of 0.7% for the first nine months versus 1997. The higher sales, in large part, are due to higher canned vegetables sales under the Company's Alliance business ($5,249,000 higher sales in 1998). Non-Alliance vegetable sales quantities were up 0.6%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                        Three Months Ended             Nine Months Ended
                     12/26/98          12/27/97     12/26/98        12/27/97
                     --------          --------     --------        --------
Cost of Product Sold   96.4%          95.5%          94.2%             93.2%
Selling                 1.8            1.5            2.2               2.2
Administrative          0.3            0.3            0.6               0.6
Interest Expense        2.1            2.6            3.5               3.8
                      -----------------------------------------------------
                      100.6%          99.9%         100.5%             99.8%
                      =====================================================

Higher Cost of Product Sold percentages (i.e. lower Gross Margins) reflects, in part, lower selling prices in the vegetable business. The lower interest percentages reflect lower interest expense incurred as a result of the $50 million Rights Offering completed in the second quarter of the current year.

Income Taxes:
The effective tax rate used in fiscal 1999 is 32% and 1998 is 36%.

Sale of Juice Business:
As previously reported, on August 17, 1998 the Registrant announced the Letter of Intent agreement to sell a significant portion of its Juice Division to Northland Cranberries, Inc. On December 30, 1998 the sale was completed for $28,200,000 plus the assumption of certain liabilities. This transaction will result in a pre-tax gain on the disposal of $5,000,000 which will be recognized during the Registrant's fourth quarter ending March 31, 1999.

On January 31, 1999, the Registrant completed the sale to Tree Top, Inc. of the Registrant's processing facility in Prosser, Washington together with the Registrant's non-branded specialty fruit concentrate business and an exclusive license to market and sell Seneca applesauce. Tree Top paid approximately $29,000,000 in cash. This transaction will result in a pre-tax gain on the disposal of between $8,500,000 and $10,500,000 which will also be recognized in the Registrant's fourth quarter.

The Juice Business in its entirety has shown losses in the last three years. The assets being sold from the two deals combined could represent a significant subsidiary and therefore Pro Forma financial information is being provided under
Item 5 of this filing. A major issue has been sourcing raw produce at a price that when converted to finished goods can be sold at a profit. In addition, competition for retail shelf and freezer space has been intensifying. This sale is expected to close no later than December 1998 subject to a definitive agreement being signed.

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

The Project includes the following phases: assessment of the problem, correction/replacement of systems, testing, vendor assessment and development of a contingency plan. The identification of all equipment with date sensitive operating controls (including embedded systems) has been completed. An inventory of our systems assets has also been completed. All critical systems will have been replaced or modified to be compliant by June 30, 1999, with testing complete by September 30, 1999. The Registrant has begun evaluating the potential impact of Year 2000 problems in the event that our external vendors are not adequately prepared. If necessary, the Registrant will secure an alternate supply for the required products and/or services. The Registrant has not yet developed a contingency plan but anticipates completion of this phase by April 1, 1999.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):


                                                              For the Quarter                  For the Year
                                                              Ended December                    Ended March
                                                             1998           1997             1998           1997
                                                             ----           ----             ----           ----

     Working Capital Balance                             $173,475        $124,389        $112,299       $132,351
     Quarter Change                                         3,604          (4,197)              -              -
     Notes Payable                                              -          30,740          62,270         18,000
     Long-Term Debt                                       223,805         235,219         227,858        224,128
     Current Ratio                                         2.97:1          1.90:1          1.79:1         2.78:1
     Inventory (Average) Turnover                             2.6             2.8             3.7            3.5

The change in the Working Capital for the December 1998 quarter from the December 1997 quarter is largely due to the modest capital expenditures during the current quarter ($670,000) as compared to the prior year quarter ($4,431,000).

See Consolidated Condensed Statements of Cash Flows for further details.

At the request of the Registrant, the $75,000,000 revolving credit facility was terminated on January 29, 1999. There was no outstanding indebtedness under the revolving credit facility immediately prior to termination. The Registrant intends to arrange a bank revolving credit facility in a substantially smaller amount at a reduced interest rate which the Registrant believes will be sufficient for its anticipated financing needs.

                           PART II - OTHER INFORMATION


Item 1.               Legal Proceedings

                      None.

Item 2.               Changes in Securities

                      None.

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders

                      None.

Item 5.               Other Information

                      Pro forma financial  information as required by Article 11 of Regulation S-X follows:

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEETS
                                 March 31, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                                                 Consolidated           Pro Forma          Pro Forma
                                                                                  Historical          Adjustments           Balance
                                                                                  ----------          -----------           -------

ASSETS

Current Assets:

Cash and Short Term Investments                                                        $4,077                                 $4,077
Accounts Receivable, Net                                                               48,647                                 48,647
Inventories                                                                           194,044           (37,066)(a)          156,978
Off Season Reserve
Other Current Assets                                                                    7,126                20 (a)            7,146
                                                                               -----------------------------------------------------
Total Current Assets                                                                  253,894           (37,046)             216,848

Property, Plant and Equipment, Net                                                    218,408           (18,624)(a)          199,784
Other Assets                                                                            2,624                                  2,624
                                                                               -----------------------------------------------------
                                                                                     $474,926          ($55,670)            $419,256
                                                                               =====================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Notes Payable                                                                         $62,270          ($45,883)(b)          $16,387
Accounts Payable                                                                       46,540            (8,326)(a)           38,214
Accrued Expenses                                                                       21,210            (1,144)(a)           20,066
Current Portion of Long Term Debt and Capital
  Lease Obligations                                                                    11,575               (23)(a)           11,552
                                                                               -----------------------------------------------------
Total Current Liabilities                                                             141,595           (55,376)              86,219
Long Term Debt                                                                        219,023              (294)(a)          218,729
Capital Lease Obligations                                                               8,835                                  8,835
Deferred Gain and Other Liabilities                                                     8,750                                  8,750
Deferred Income Taxes                                                                   7,598                                  7,598
                                                                               -----------------------------------------------------
  Total Liabilities                                                                   385,801           (55,670)             330,131
Stockholders' Equity:

Preferred Stock                                                                            70                                     70
Common Stock                                                                            2,666                                  2,666
Additional Paid in Capital                                                              5,913                                  5,913
Net unrealized loss on available-for-sale securities                                    1,026                                  1,026
Retained Earnings                                                                      79,450                                 79,450
                                                                               -----------------------------------------------------
Stockholders' Equity                                                                   89,125                                 89,125
                                                                               -----------------------------------------------------
                                                                                     $474,926          ($55,670)            $419,256
                                                                               =====================================================

The accompanying notes are an integral part of these unaudited pro forma condensed Financial Statements.

                   SENECA FOODS CORPORATION, AND SUBSIDIARIES
                     PRO FORMA CONDENSED STATEMENT OF INCOME
                       TWELVE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                        (In thousands, except share data)



                                                                                 Consolidated           Pro Forma          Pro Forma
                                                                                  Historical          Adjustments           Balance
                                                                                  ----------          -----------           -------

Net Sales                                                                           $703,220         ($140,746)(a)         $562,474

Costs and Expenses:

Cost of Product Sold                                                                 649,841          (117,730)(a)          532,111
Selling and Administrative                                                            35,056           (15,939)(a)           19,117
Interest Expense                                                                      26,780            (2,580)(a)           24,200
                                                                               ----------------------------------------------------
  Total Costs and Expenses                                                           711,677          (136,249)             575,428

Loss Before Income Taxes and Extraordinary Item                                       (8,457)           (4,497)              (3,960)

Income Taxes                                                                          (3,313)           (1,762)              (1,551)
                                                                               ----------------------------------------------------

Loss from Discontinued and Continued
  Operations less Applicable Income Taxes                                             $5,144)           (2,735)              (2,409)
                                                                               ===============

Net Loss                                                                                               ($2,735)             ($2,409)
                                                                                                 ==================================

Net Loss Applicable to Common Stock                                                   ($5,202)         ($2,735)             ($2,426)

Basic Loss Per Share                                                                   ($0.87)          ($0.46)              ($0.41)
                                                                               ====================================================

Diluted Loss Per Share                                                                 ($0.87)          ($0.46)              ($0.41)
                                                                               ====================================================

Weighted Average Common Shares Outstanding                                          5,939,680        5,939,680            5,939,680
                                                                               ====================================================


The accompanying notes are an integral part of these unaudited pro forma condensed Financial Statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEETS
                                DECEMBER 26, 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                                                 Consolidated           Pro Forma          Pro Forma
                                                                                  Historical          Adjustments           Balance
                                                                                  ----------          -----------           -------

ASSETS

Current Assets:

Cash and Short Term Investments                                                      $18,731           $41,937 (b)          $60,668
Accounts Receivable, Net                                                              42,229                   (a)           42,229
Inventories                                                                          237,358           (35,235)(a)          202,123
Off Season Reserve                                                                   (42,549)                               (42,549)
Other Current Assets                                                                   5,803               (62)(a)            5,741
                                                                               ----------------------------------------------------
Total Current Assets                                                                 261,572             6,640              268,212

Property, Plant and Equipment, Net                                                   201,264           (17,646)             183,618
Other Assets                                                                           2,186                                  2,186
                                                                               ----------------------------------------------------
                                                                                    $465,022          ($11,006)            $454,016
                                                                               ====================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts Payable                                                                     $56,100           ($9,937)(a)          $46,163
Accrued Expenses                                                                      20,416              (752)(a)           19,664
Current Portion of Long Term Debt and Capital
  Lease Obligations                                                                   11,581               (23)(a)           11,558
                                                                               ----------------------------------------------------
Total Current Liabilities                                                             88,097           (10,712)              77,385
Long Term Debt                                                                       215,411              (294)(a)          215,117
Capital Lease Obligations                                                              8,394                                  8,394
Deferred Gain and Other Liabilities                                                    9,472                                  9,472
Deferred Income Taxes                                                                  6,226                                  6,226
                                                                               ----------------------------------------------------
  Total Liabilities                                                                  327,600           (11,006)             316,594
Stockholders' Equity:

Preferred Stock                                                                       47,824                                 47,824
Common Stock                                                                           2,719                                  2,719
Additional Paid in Capital                                                             8,579                                  8,579
Net unrealized loss on available-for-sale securities                                     815                                    815
Retained Earnings                                                                     77,485                                 77,485
                                                                               ----------------------------------------------------
Stockholders' Equity                                                                 137,422                                137,422
                                                                               ----------------------------------------------------
                                                                                    $465,022          ($11,006)            $454,016
                                                                               ====================================================

The accompanying notes are an integral part of these unaudited pro forma condensed Financial Statements.

(a) The Pro Forma adjustments referenced as (a), reflect the elimination of the assets and liabilities of the Company's Juice Division. Since the 10-Q has already reflected this business as discontinued operations, there is no need to show a Pro Forma statement for the nine months ended December 26, 1998. This division was sold to Northland Cranberries, Inc. and Tree Top, Inc. on December 29, 1998 and January 31, 1999, respectively, as described in Management's Discussion and Analysis as part of this report.

(b) The Pro Forma adjustments referenced as (b), reflect the initial usage of the funds provided by the aforementioned sale.

March 31, 1998 Statements (Last previous year end):

The Pro Forma adjustments reflect the elimination of the March 31, 1998 assets and liabilities and related income and expense accounts of the Company's Juice Division.

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





                                                    Seneca Foods Corporation
                                                        (Company)



                                                    /s/Kraig H. Kayser

February 9, 1999                                    Kraig H. Kayser
                                                    President and
                                                    Chief Executive Officer


                                                    /s/Jeffrey L. Van Riper

February 9, 1999                                    Jeffrey L. Van Riper
                                                    Controller and
                                                    Chief Accounting Officer