Form 10-Q/A
period 1998-12-26
SENECA FOODS CORP /NY/
filed 1999-02-12
CIK 88948

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

                      None.

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders

                      None.

Item 5.               Other Information

                      Pro forma financial information as required by Article 11 of Regulation S-X, which reflects adjustments to show the effect on the registrant as if the Juice Division components that were sold to Northland Cranberries, Inc. and Tree Top, Inc. were sold at the beginning of the periods presented follows:



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





                                                    Seneca Foods Corporation
                                                        (Company)



                                                    /s/Kraig H. Kayser

February 12, 1999                                   Kraig H. Kayser
                                                    President and
                                                    Chief Executive Officer


                                                    /s/Jeffrey L. Van Riper

February 12, 1999                                   Jeffrey L. Van Riper
                                                    Controller and
                                                    Chief Accounting Officer