Form 10-K/A
period 1998-03-31
SENECA FOODS CORP /NY/
filed 1999-06-01
CIK 88948

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
                                                       ---------
                                                           3,062
                                                       =========

    The Company has six collective bargaining agreements with six union locals covering approximately 536 of its full time employees. The terms of these agreements result in wages and benefits which are substantially the same for comparible positions for the Company's non-union employees. Two collective bargaining agreements expire in calendar 1999. The remaining agreements expire in calendar 2000, 2001, and 2002.

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

                                     Item 3

                                Legal Proceedings

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages. The Company does not believe that an adverse decision in any of these proceedings would have a material adverse
impact on     its financial position, results of operations or cash flows.

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