Form 10-Q/A
period 1998-12-26
SENECA FOODS CORP /NY/
filed 1999-06-01
CIK 88948

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

The Project includes the following phases: assessment of the problem, correction/replacement of systems, testing, vendor assessment and development of a contingency plan. The identification of all equipment with date sensitive operating controls (including embedded systems) has been completed. An inventory of our systems assets has also been completed. All critical systems will have been replaced or modified to be compliant by June 30, 1999, with testing complete by September 30, 1999. The Registrant has begun evaluating the potential impact of Year 2000 problems in the event that our external vendors are not adequately prepared. If necessary, the Registrant will secure an alternate supply for the required products and/or services. The Registrant has not yet developed a contingency plan but anticipates completion of this phase by July 31, 1999.

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

                   SENECA FOODS CORPORATION, AND SUBSIDIARIES
                     PRO FORMA CONDENSED STATEMENT OF INCOME
                       TWELVE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                        (In thousands, except share data)



                                                                                 Consolidated           Pro Forma          Pro Forma
                                                                                  Historical          Adjustments           Balance
                                                                                  ----------          -----------           -------

Net Sales                                                                           $703,220         ($140,746)(a)         $562,474

Costs and Expenses:

Cost of Product Sold                                                                 649,841          (126,724)(a)          523,117
Selling and Administrative                                                            35,056           (15,939)(a)           19,117
Interest Expense                                                                      26,780            (2,580)(a)           24,200
                                                                               ----------------------------------------------------
  Total Costs and Expenses                                                           711,677          (145,243)             566,434

Loss Before Income Taxes and Extraordinary Item                                       (8,457)           (4,497)              (3,960)

Income Taxes                                                                          (3,313)           (1,762)              (1,551)
                                                                               ----------------------------------------------------

Loss from Discontinued and Continued
  Operations less Applicable Income Taxes                                             $5,144)           (2,735)              (2,409)
                                                                               ===============

Net Loss                                                                                               ($2,735)             ($2,409)
                                                                                                 ==================================

Net Loss Applicable to Common Stock                                                   ($5,202)         ($2,735)             ($2,426)

Basic Loss Per Share                                                                   ($0.87)          ($0.46)              ($0.41)
                                                                               ====================================================

Diluted Loss Per Share                                                                 ($0.87)          ($0.46)              ($0.41)
                                                                               ====================================================

Weighted Average Common Shares Outstanding                                          5,939,680        5,939,680            5,939,680
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