Form 10-K
period 1999-03-31
SENECA FOODS CORP /NY/
filed 1999-06-28
CIK 88948

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 1999        Commission File Number 0-1989

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes    X     No
     -----      -----
The aggregate market value of the Registrant's common equity securities held by non-affiliates based on the closing sales price per market reports by the National Market System on June 1, 1999 was approximately $89,007,000.

Common shares outstanding as of June 1, 1999 were Class A: 3,598,767, Class B:
2,791,017.

Documents Incorporated by Reference:

(1)  Proxy  Statement to be issued prior to June 30, 1999 in connection with the
     registrant's   annual  meeting  of  stockholders  (the  "Proxy  Statement")
     applicable to Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 1999 (the "1999 Annual Report") applicable to Part II, Items 5-8 and Part IV, Item 14 of Form 10-K.



                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 1999
                            SENECA FOODS CORPORATION



PART I.                                                                                                       Pages

    Item 1.       Business                                                                                      1-3
    Item 2.       Properties                                                                                      4
    Item 3.       Legal Proceedings                                                                               5
    Item 4.       Submission of Matters to a Vote of Equity Security Holders                                      5

PART II.

    Item 5.       Market for the Registrant's Common Stock and Related Security Holder Matters                    5
    Item 6.       Selected Financial Data                                                                         5
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                   5
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                      5
    Item 8.       Financial Statements and Supplementary Data                                                     6
    Item 9.       Changes in and Disagreements on Accounting and Financial Disclosure                             6

PART III.

    Item 10.      Directors and Executive Officers of the Registrant                                              8
    Item 11.      Executive Compensation                                                                          8
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                                  8
    Item 13.      Certain Relationships and Related Transactions                                                  8

PART IV.

    Item 14.      Exhibits, Financial Statements Schedules and Reports on Form 8-K                             8-11

SIGNATURES                                                                                                    12-13

                                     PART I
                                     Item 1

                                    Business

                         General Development of Business

SENECA FOODS CORPORATION (the "Company") was organized in 1949 and incorporated under the laws of the State of New York. In the spring of 1995, the Company began operations under its Alliance Agreement with The Pillsbury Company, which created the Company's most significant business relationship. Under the Alliance Agreement, the Company has packed canned and frozen vegetables carrying Pillsbury's Green Giant brand name. These Green Giant vegetables have been produced in vegetable plants which the Company acquired from Pillsbury and, to a lesser extent, in the Company's other vegetable plants, which also produce vegetables under the Libby's brand name, which is licensed to the Company, and other brand names owned by the Company or its customers.

Since the onset of the Alliance Agreement, vegetable production has been the Company's dominant line of business. In the most recent fiscal year, the Company successively sold its fruit juice business and its applesauce and industrial flavors business. As a result of these fiscal 1999 divestitures, the Company's only non-vegetable food products are specialty cherry products and a line of fruit chips.

                  Financial Information about Industry Segments

The Company's business activities are conducted in food and non-food segments. Giving effect to the 1999 divestitures, the food segment constitutes 99% of total sales, of which approximately 96% is vegetable processing and 3% is fruit processing. The non-food segment is an air charter service, which represents 1% of the Company's business. Consequently, the financial information related to segments is not material.

                        Narrative Description of Business

                         Principal Products and Markets

Food Processing

The principal products of this segment include canned vegetable, frozen vegetable and fruit products. The products are sold to retail and institutional markets. The Company has divided the United States into four major marketing sections: Eastern, Southern, Northwestern, and Southwestern. Vegetable operations are primarily supported by plant locations in New York, Wisconsin, Washington, Idaho, and Minnesota. Plant locations in Kentucky, Michigan and Washington provide ready access to the domestic sources of fruit necessary to support marketing efforts in their respective sections of the country.

The following table summarizes net sales by major product category for the years ended March 31, 1999, 1998, and 1997, after eliminating in each year sales attributable to the product lines which were sold in the 1999 divestitures:


Classes of similar products/services:                      1999                1998                1997
-------------------------------------------------------------------------------------------------------

                                                                        (In thousands)

   Green Giant vegetables                             $ 289,946           $ 277,080           $ 391,724
   Canned vegetables                                    242,702             243,003             146,338
   Frozen vegetables                                     20,446              19,283              20,094
   Fruit products                                        13,825              14,558               5,550
   Flight operations                                      4,225               2,894               2,624
   Other                                                  5,049               3,708               4,686
-------------------------------------------------------------------------------------------------------

                                                      $ 576,193           $ 560,526           $ 571,016
=======================================================================================================

Other

Seneca Flight Operations provides air charter service primarily to industries in upstate New York.


                     Source and Availability of Raw Material

Food Processing

The Company's food processing plants are located in major vegetable producing states. Fruits and vegetables are primarily obtained through contracts with growers. The Company's sources of supply are considered equal or superior to its competition for all of its food products.


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


                                     Backlog

Food Processing

In the food processing business, the end of year sales order backlog is not considered meaningful. Traditionally, larger customers provide tentative bookings for their expected purchases for the upcoming season. These bookings are further developed as data on the expected size of the related national harvests becomes available. In general, these bookings serve as a yardstick, rather than a firm commitment, since actual harvest results can vary notably from early estimates. In actual practice, the Company has substantially all of its expected seasonal production identified to potential sales outlets before the seasonal production is completed.


                            Competition and Customers

Food Processing

Competition  in  the  food  business  is  substantial  with  imaginative   brand
registration, quality service, and pricing being the major determinants in the Company's relative market position.

All of the Company's products compete with those of other national, major, and smaller regional food processing companies under highly competitive conditions. The Company's major competitors in the vegetable business have substantially greater sales and assets than the Company. The Company also sells vegetable products which compete with Pillsbury products manufactured by the Company under the Alliance Agreement.

The vegetable business in the last three years has undergone consolidation as a result of adverse market conditions, and many smaller vegetable processors have been acquired by the Company and its major competitors. Future acquisitions may increase the market strength of the Company's larger competitors providing them with even greater resources for obtaining desirable shelf space and promotional programs with major retail food stores. However, the major segment of the Company's business is producing vegetables for sale by others - such as Green Giant vegetables for Pillsbury and vegetables carrying the brand names of the Company's grocery chain customers. In that segment of the business, the marketing programs are determined by the Company's customers. In recent years, many major retail food stores have been increasing their promotions and offerings of their own brand name vegetables, to the detriment of vegetable brands owned by the producers, including the Company's own brands.

During the past year approximately 9% of the Company's processed foods were packed for retail customers under the Company branded labels of Libby's(R), Blue Boy(R), Aunt Nellie's Farm Kitchen(R), and Seneca(R). About 12% of the processed foods were packed for institutional food distributors and 28% of processed foods were retail packed under the private label of customers. The remaining 51% is sold under the Alliance Agreement with Pillsbury (see note 13 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would have a material adverse effect on the Company taken as a whole. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are Libby's canned vegetables, which rank among the top five national brands in sales volume. The information under the heading Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1999 Annual Report is incorporated by reference.

                            Environmental Protection

Environmental protection is an area that has been worked on most diligently at each food processing facility. In all locations the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards. The Company does not expect any material capital expenditures to comply with environmental regulations in the near future. The Company is a potentially responsible party with respect to three waste disposal sites, owned and operated by others, but the Company does not believe the aggregate liability is material.


                                   Employment

                  Food processing  -  Full time            1,967
                                    - Seasonal               496
                                                       ---------
                                                           2,463
                                      Other                  103
                                                       ---------
                                                           2,566


The Company has six collective bargaining agreements with six union locals covering approximately 536 of its full time employees. The terms of these agreements result in wages and benefits, which are substantially the same for comparable positions for the Company's non-union employees. Two collective bargaining agreements expire in calendar 1999. The remaining agreements expire in calendar 2000, 2001, and 2002.


                               Foreign Operations

Export sales for the Company are a relatively small portion (about 2%) of the food processing sales.

                                     Item 2

                                   Properties

The Company owns seven food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,867,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Five facilities in Minnesota, one facility in Michigan, three facilities in Washington, one facility in Idaho, one facility in Kentucky, and six facilities in Wisconsin provide approximately 5,294,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

The Company owns one food distribution facility in Massachusetts totaling approximately 59,000 square feet which is leased out to another company through 2004. Sublease income of $271,000 was received on this facility during the period. In addition the air charter division has a 14,000 square foot facility.

All of the properties are well maintained and the production facilities are equipped with modern machinery. All locations, although highly utilized, have the ability to expand as sales requirements justify. Because of the seasonal production cycles the exact extent of utilization is difficult to measure. In certain circumstances the theoretical full efficiency levels are being reached; however, expansion of the number of production days or hours could increase the output by up to 20% for a season.

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


                                     PART II

                                     Item 5

  Market for the Registrant's Common Stock and Related Security Holder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 1999 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.


                                     Item 6

                             Selected Financial Data

Refer to the information in the 1999 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

 Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 1999 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.


                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk

Refer  to  the  information  in  the  1999  Annual  Report,   "Quantitative  and
Qualitative Disclosures about Market Risk", which is incorporated by reference.

                                     Item 8

                   Financial Statements and Supplementary Data

Refer to the information in the 1999 Annual Report, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", which is incorporated by reference.

                                     Item 9

       Changes in and Disagreements on Accounting and Financial Disclosure

None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Seneca Foods Corporation
Pittsford, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 21, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 14 (A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP

Rochester, New York
May 21, 1999

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

                                     PART IV


                                     Item 14

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Exhibits and Financial Statement Schedules

      1. Financial Statement Schedules - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 1999, are incorporated by reference in Item 8:

           Consolidated Statements  of  Net  Earnings - March 31, 1999, 1998 and
           1997

           Consolidated Balance Sheets - March 31, 1999 and 1998

           Consolidated Statements of Cash Flows - March 31, 1999, 1998 and 1997

           Consolidated Statements of Stockholders' Equity - March 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements - March 31, 1999, 1998 and 1997

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

3.       Exhibits:

  No. 3  -   Articles of  Incorporation  and By-Laws - Incorporated by reference to the Company's 10-Q/A filed August, 1995 as amended by the Company's 10-K filed June 1996, as amended by the Company's definitive proxy filed July, 1998.

  No. 4  -   Articles  defining the rights of security holders - Incorporated by reference to the Company's 10-Q/A filed August,  1995 as amended by the Company's 10-K  filed June 1996. Instrument defining the rights of  any  holder of Long-Term Debt - Incorporated  by  reference  to
             Exhibit 99 to the  Company's  10-Q filed January 1995 as amended by
             Exhibit No. 4 of the  Company's 10-K filed June,  1997,  amended by
             Exhibit 4 of the Company's  10-Q and 10-Q/A filed  November,  1997,
             as amended by the  Company's   definitive  proxy  filed July, 1998.
             The Company will furnish, upon request to the SEC, a copy of any instrument defining the rights of any holder of Long-Term Debt.

  No. 10 - Material Contracts - Incorporated by reference to the Company's 8-K dated February 24, 1995 for the First Amended and Restated Alliance Agreement and the First Amended and Restated Asset Purchase Agreement both with The Pillsbury Company.

  No. 13 - The material contained in the 1999 Annual Report to Shareholders under the following headings: "Five Year Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", "Quantitative and Qualitative Disclosures about Market Risk", and "Shareholder Information and Quarterly Results".

  No. 21 -   List of Subsidiaries                                           10

  No. 23 -   Consents of Experts and Counsel                                10

  No. 27 -   Financial Data Schedules


B.    Reports on Form 8-K

      None.


                                               Schedule II

                                    VALUATION AND QUALIFYING ACCOUNTS
                                             (In thousands)

                                              Balance at                  Charged to    Deductions    Balance
                                              Beginning     Charged to    other         from          at end
                                              of period     income        accounts      reserve       of period
                                              -------------------------------------------------------------------


Year-ended March 31, 1999:
      Allowance for doubtful accounts         $       207   $       425   $   --        $   145 (a)   $       487
                                              ===================================================================

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

                                 SENECA FOODS CORPORATION



                                 By/s/  Jeffrey L. Van Riper     June 18, 1999
                                        --------------------
                                        Jeffrey L. Van Riper
                                        Controller and Secretary
                                        (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                               Title                                     Date
    ---------                                               -----                                     ----

/s/Arthur S. Wolcott                              Chairman and Director                            June 18, 1999
-----------------------
Arthur S. Wolcott



/s/Kraig H. Kayser                                President, Chief Executive Officer,              June 18, 1999
-----------------------
Kraig H. Kayser                                   and Director



/s/Philip G. Paras                                Vice President, Finance                          June 18, 1999
-----------------------
Philip G. Paras



/s/Jeffrey L. Van Riper                           Controller and Secretary                         June 18, 1999
-----------------------
Jeffrey L. Van Riper                              (Principal Accounting Officer)



/s/Arthur H. Baer                                 Director                                         June 18, 1999
-----------------------
Arthur Baer



/s/Andrew M. Boas                                 Director                                         June 18, 1999
-----------------------
Andrew Boas



                                                  Director                                         June 18, 1999
-----------------------
Robert T. Brady



                                                  Director                                         June 18, 1999
-----------------------
David L. Call



/s/Edward O. Gaylord                              Director                                         June 18, 1999
-----------------------
Edward O. Gaylord



/s/G. Brymer Humphreys                            Director                                         June 18, 1999
-----------------------
G. Brymer Humphreys



/s/Susan W. Stuart                                Director                                         June 18, 1999
-----------------------
Susan W. Stuart