Form 10-Q
period 1999-07-03
SENECA FOODS CORP /NY/
filed 1999-08-17
CIK 88948

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended July 3, 1999 Commission File Number 0-1989

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

Yes   X    No


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                       Class Shares Outstanding at July 31, 1999
                                       -----------------------------------------

  Common Stock Class A, $.25 Par                       3,730,907
  Common Stock Class B, $.25 Par                       2,767,657



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                      7/3/99          3/31/99
                                                                                                      ------          -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         3,196   $        31,003
    Accounts Receivable, Net                                                                          30,739            35,717
    Inventories:
        Finished Goods                                                                               117,767           107,127
        Work in Process                                                                                6,617            11,143
        Raw Materials                                                                                 55,840            34,364
                                                                                                     -------           -------
                                                                                                     180,224           152,634
    Off-Season Reserve (Note 3)                                                                       27,097                 -
    Deferred Tax Asset (Net)                                                                           3,276             3,276
    Refundable Income Taxes                                                                               50                 -
    Other Current Assets                                                                                 783               911
                                                                                              --------------   ---------------
        Total Current Assets                                                                         245,365           223,541
Property, Plant and Equipment, Net                                                                   176,038           178,658
Other Assets                                                                                           2,873             2,671
                                                                                              --------------   ---------------
                                                                                                    $424,276          $404,870
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                                         $        49,401   $        27,034
    Accrued Expenses                                                                                  18,401            20,952
    Income Taxes                                                                                           -               309
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              7,725             7,811
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                     75,527            56,106
Long-Term Debt                                                                                       179,491           179,533
Capital Lease Obligations                                                                              7,890             8,371
Deferred Income Taxes                                                                                  6,945             6,870
Other Long-Term Liabilities                                                                            9,680             9,402
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         44,955            46,363
Common Stock                                                                                           2,834             2,748
Paid in Capital                                                                                       11,264             9,940
Accumulated Other Comprehensive Income                                                                 1,008               877
Retained Earnings                                                                                     84,612            84,590
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         144,743           144,588
                                                                                             ---------------   ---------------
                                                                                                    $424,276          $404,870
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




                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 7/3/99                 6/27/98
                                                                                 ------                 -------


Net Sales                                                                 $           87,735       $          67,466
Other Income                                                                             965                       -
                                                                          ------------------       -----------------

                                                                                      88,700                  67,466

Costs and Expenses:
Cost of Product Sold                                                                  79,204                  59,892
Selling, General, and Administrative                                                   5,340                   4,015
Interest Expense                                                                       4,102                   5,721
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                            88,646                  69,628
                                                                          ------------------       -----------------

Earnings (Loss) From Continuing Operations
  Before Income Taxes                                                                     54                  (2,162)

Income Taxes                                                                              19                    (742)
                                                                          ------------------       -----------------

Earnings (Loss) from Continuing Operations                                                35                  (1,420)

Loss from Discontinued
  Operations Net of Income Taxes                                                           -                  (1,263)
                                                                          ------------------       ------------------

Net Earnings (Loss)                                                       $               35       $          (2,683)
                                                                           =================        ================

Basic:
  Earnings (Loss) From Continuing Operations
    Per Common Share                                                                     .00                    (.24)
                                                                          ==================        ================

  Loss From Discontinued Operations
    Per Common Share                                                                     .00                    (.21)
                                                                          ==================        ================

  Earnings (Loss) Per Common Share                                                       .00                    (.45)
                                                                          ==================        ================

Diluted:
Earnings (Loss) From Continuing Operations
    Per Common Share                                                                     .00                    (.24)
                                                                          ==================        ================

  Loss From Discontinued Operations
    Per Common Share                                                                     .00                    (.21)
                                                                          ==================        ================

  Earnings (Loss) Per Common Share                                                       .00                    (.45)
                                                                          ==================        ================

The accompanying notes are an integral part of these condensed financial statements.


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 7/3/99                 6/27/98
                                                                                 ------                 -------

Cash Flows From Operating Activities:
    Net Earnings (Loss)                                                   $               35      $           (2,683)
    Adjustments to Reconcile Net Earnings (Loss)
     to Net Cash Used by Operating Activities:
        Depreciation and Amortization                                                  5,697                   7,252
        Deferred Income Taxes                                                              -                  (1,305)
        Gain on Sale of Assets                                                          (965)                      -
        Changes in Working Capital:
          Accounts Receivable                                                          4,978                   7,948
          Inventories                                                                (27,590)                (36,709)
          Off-Season Reserve                                                         (27,097)                (26,112)
          Other Current Assets                                                           128                     486
          Income Taxes                                                                  (359)                  1,025
          Accounts Payable and
            Accrued Expenses                                                          20,094                  32,527
                                                                          ------------------       -----------------
  Net Cash Used
      by Operations                                                                  (25,079)                (17,571)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (4,105)                 (3,146)
    Disposals                                                                            194                     113
    Proceed from the Sale of Assets                                                    1,800                       -
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                    (2,111)                 (3,033)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                          -                  19,842
    Other                                                                                  4                    (128)
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (609)                    (71)
    Dividends                                                                            (12)                      -
                                                                          ------------------       -----------------
  Net Cash (Used in) Provided by
     Financing Activities                                                               (617)                 19,643
                                                                          ------------------       -----------------
Net Decrease in Cash and Short-
    Term Investments                                                                 (27,807)                   (961)
Cash and Short-Term Investments,
Beginning of Period                                                                   31,003                   4,077
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            3,196      $            3,116
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  July 3, 1999

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of July 3, 1999 and results of operations for the three month periods ended July 3, 1999 and June 27, 1998. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1999 balance sheet was derived from audited financial statements.

        The results of operations for the three month periods ended July 3, 1999 and June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

        The accounting  policies followed by the Company are set forth in Note 1
        to  the  Company's  financial   statements  in  the  1999  Seneca  Foods
        Corporation Annual Report and 10-K.

        Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report and 10-K.

2. Basic earnings per share are calculated on the basis of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which the Company adopted in the fourth quarter of 1998. The additional shares and dividends were not considered in the diluted calculation for the prior year since diluting a loss is not allowed under SFAS No. 128.

3. Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.

4. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                    Three Months Ended
                                                    July 3 and June 28,
                                                    1999          1998
                                                    ----          ----
Net Earnings (Loss)                                  $35       $(2,683)

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain Change on Moog, Inc. Stock     131          (125)
                                                   -------------------

    Comprehensive Earnings (Loss)                   $166       $(2,808)
                                                   ===================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  July 3, 1999

Results of Operations:

Sales:
Sales reflect an increase of 30.0% for the first three months versus 1998. The higher sales, in large part, are due to higher canned vegetables quantities sold under the Company's Non-Alliance business. Non-Alliance vegetable sales quantities were up 17.8%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                             Three Months Ended
                         7/3/99             6/27/98
                         ------             -------
Cost of Product Sold       90.2%              88.8%
Selling                     4.7                4.4
Administrative              1.4                1.5
Interest Expense            4.7                8.5
                          ------------------------

                          101.0%             103.2%
                         =========================

Lower interest expense percentage in 1999 is as a result of the $50 million equity sale last year and the divestiture of the juice and sauce businesses also during last year.

Income Taxes:
The effective tax rate used in fiscal 1999 is 36% and 1998 is 32%.

Year 2000:
The Registrant has initiated a Year 2000 Compliance Project to ensure that business processes, equipment and systems will operate up to, over and following the change of the century. Software failures due to processing errors potentially arising from calculations using the Year 2000 are a known risk. The total cost of the Project, above and beyond normal software upgrades, is not expected to exceed $750,000, of which approximately $500,000 has been incurred to date.

The Project includes the following phases: assessment of the problem, correction/replacement of systems, testing, vendor assessment and development of a contingency plan. The identification of all equipment with date sensitive operating controls (including embedded systems) has been completed. An inventory of our systems assets has also been completed. As expected, all critical systems were replaced or modified to be compliant by June 30, 1999, with testing to be completed by September 30, 1999. The Registrant has begun evaluating the potential impact of Year 2000 problems in the event that our external vendors are not adequately prepared. If necessary, the Registrant will secure an alternate supply for the required products and/or services. The Registrant has developed a contingency plan for Year 2000 issues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  July 3, 1999

The Company's reasonable worst case scenario might involve not being able to buy cans from our normal suppliers. Some of the Company's can requirements are produced within the Company and the balance are purchased from two major suppliers. If a computer or embedded processor failure at one of these suppliers caused them not to be able produce cans, the Company would need to find alternate sources of supply. In addition, all of our plants are in the northern part of the United States and some of the Company's warehouses are only heated by natural gas. Therefore, when the Year 2000 issues first materialize in January, if there is an issue with the supply of natural gas, the Company could incur losses of canned vegetables due to freezing, unless the Company can find alternative sources of heat or other storage space with heat. Many of our plants have boilers that can use different fuels, so this is less of an issue. The Company does not believe the purchase of fresh vegetables for canning and freezing is a major risk since much of the equipment used in this process does not have Year 2000 issues. The Company believes the most reasonably likely worst case scenario is there could be some localized, temporary disruptions to portions of business activities such as shipping, information systems, warehousing, and agricultural production rather than systemic or long-term problems affecting its business operations as a whole.

Change in Fiscal Year:
In 1995, the Company changed its fiscal year from July 31 to March 31. As a result of the Company's acquisition of six vegetable processing plants from The Pillsbury Company at that time, vegetable processing became the Company's principal business. The primary reason for the fiscal year change was that a March 31 year ending more closely matches the vegetable processing cycle. This change made our Off-Season Reserve calculation more reliable since with a July fiscal year, we needed to project absorption for the pea and green bean packs which could vary dramatically based on the growing conditions (the weathers effect, for instance). With the current March fiscal year, most production is completed well before year end (usually by November) whereas with a July fiscal year the vegetable production cycle began before and ended after the fiscal year end. Projecting future fixed costs is much more reliable than projecting future harvests and production.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                              For the Quarter                  For the Year
                                Ended June                      Ended March
                                ----------                      -----------
                             1999           1998             1999         1998
                             ----           ----             ----         ----

     Working Capital Balance $169,838     $113,259        $167,435      $112,299
     Quarter Change             2,403          960               -             -
     Notes Payable                  -       82,112               -        62,270
     Long-Term Debt           187,381      227,798         187,904       227,858
     Current Ratio             3.25:1       1.59:1          3.98:1        1.79:1

The change in the Working Capital for the June 1999 quarter from the June 1998 quarter is largely due to higher earnings in the current year quarter than the prior year quarter ($35,000 as compared to a loss of $2,683,000 last year).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  July 3, 1999

The equity sale of $50 million and the divestiture of the Juice and Applesauce businesses for $57 million, both completed last year, dramatically reduced our short-term borrowing needs.

See Consolidated Condensed Statements of Cash Flows for further details.

Quantitative and Qualitative Disclosures about Market Risk:

As a result of its operating and financing activities, the Company is exposed to certain market risks including changes in commodity pricing and fluctuations in interest rates. Commodity pricing exposure includes weather phenomena and their effect on industry volumes, prices, product quality, and costs. The Company manages its exposure to commodity price risk primarily through its regular operating activities. The Company has not used derivative financial instruments. The Company has not utilized financial instruments for trading or other speculative purposes.

Interest Rate Risk:

As a result of its regular financing requirements, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through its regular financing activities. Although the Company does not have any short-term debt as of July 3, 1999, it uses bank lines of credit with variable interest rates to finance seasonal working capital requirements. The Company maintains investments in cash equivalents ($1.8 million as of July 3, 1999) and does have investments in a modest amount of marketable securities. Long-term debt represents secured and unsecured notes and debentures and certain notes payable to insurance companies used to finance long-term investments such as business acquisitions. Long-term debt bears interest at fixed and variable rates. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and sinking fund requirements and related weighted-average interest rates by expected maturity date. Weighted-average interest rates on variable-rate debt are based on current rates as of July 3, 1999:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  July 3, 1999

     Interest Rate Sensitivity of Long-Term Debt and Short-Term Investments
                                  July 3, 1999
                                 (In Thousands)

                                                 EXPECTED MATURITY DATE
                                                                                                                         Total /
                                                                                                                        Weighted
                                   2000           2001           2002           2003           2004      Thereafter     Average
                                   ----           ----           ----           ----           ----      ----------     --------

Fixed-rate debt:
  Principal cash flows           $7,683         $7,743        $18,123        $21,137        $21,156        $96,634      $172,476
  Average interest rate            9.35%          9.36%          9.32%          9.20%          9.01%          8.23%         8.93%
Variable-rate debt:
  Principal cash flows           $   --         $   --        $    --        $    --        $    --        $22,630      $ 22,630
  Average interest rate            5.62%          5.62%          5.62%          5.62%          5.62%          5.62%         5.62%
Short-term investments:
  Balance                                                                                                               $  1,759
  Average interest rate                                                                                                     4.72%


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





                                               Seneca Foods Corporation
                                                   (Company)



                                               /s/Kraig H. Kayser
                                               -----------------------
August 17, 1999                                Kraig H. Kayser
                                               President and
                                               Chief Executive Officer


                                               /s/Jeffrey L. Van Riper
                                               -----------------------
August 17, 1999                                Jeffrey L. Van Riper
                                               Controller and
                                               Chief Accounting Officer