Form 10-K/A
period 1999-03-31
SENECA FOODS CORP /NY/
filed 1999-08-18
CIK 88948

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

                            Environmental Protection

    Environmental protection is an area that has been worked on most diligently at each food processing facility. In all locations the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards. The Company does not expect any material capital expenditures to comply with environmental regulations in the near future. The Company is a potentially responsible party with respect to three waste disposal sites, owned and operated by others. The Company believes that any reasonably anticipated liabilities related to those sites will not exceed $260,000 in the aggregate.


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