Form 10-Q
period 1999-10-02
SENECA FOODS CORP /NY/
filed 1999-11-15
CIK 88948

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended October 2, 1999 Commission File Number 0-1989

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

Yes   X    No
    -----     -----

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                    Class Shares Outstanding at October 31, 1999

  Common Stock Class A, $.25 Par                     3,756,208
  Common Stock Class B, $.25 Par                     2,767,357



                                                     PART I FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (In Thousands of Dollars)

                                                                                             10/2/99                 3/31/99
                                                                                             -------                 -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $        11,501   $        31,003
    Accounts Receivable, Net                                                                          40,123            35,717
    Inventories:
        Finished Goods                                                                               311,910           107,127
        Work in Process                                                                                7,825            11,143
        Raw Materials                                                                                 22,755            34,364
                                                                                                     -------           -------
                                                                                                     342,490           152,634
    Off-Season Reserve (Note 3)                                                                      (60,436)                -
    Deferred Tax Asset, Net                                                                            3,276             3,276
    Refundable Income Taxes                                                                              105                 -
    Other Current Assets                                                                                 891               911
                                                                                              --------------   ---------------
        Total Current Assets                                                                         337,950           223,541
Property, Plant and Equipment, Net                                                                   173,806           178,658
Other Assets                                                                                           2,840             2,671
                                                                                              --------------   ---------------
                                                                                                    $514,596          $404,870
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                                         $       133,538   $        27,034
    Accrued Expenses                                                                                  23,820            20,952
    Income Taxes                                                                                           -               309
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              7,725             7,811
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    165,083            56,106
Long-Term Debt                                                                                       179,479           179,533
Capital Lease Obligations                                                                              7,890             8,371
Deferred Income Taxes                                                                                  7,137             6,870
Other Long-Term Liabilities                                                                            9,958             9,402
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         43,370            46,363
Common Stock                                                                                           2,811             2,748
Paid in Capital                                                                                       12,870             9,940
Accumulated Other Comprehensive Income                                                                   991               877
Retained Earnings                                                                                     84,937            84,590
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         145,049           144,588
                                                                                             ---------------   ---------------
                                                                                                    $514,596          $404,870
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



                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 10/2/99                9/26/98
                                                                                 -------                -------

Net Sales                                                                 $          181,451       $         176,792

Costs and Expenses:
Cost of Product Sold                                                                 171,508                 165,616
Selling, General, and Administrative                                                   5,429                   3,342
Interest Expense                                                                       4,006                   6,590
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           180,943                 175,548
                                                                          ------------------       -----------------

Earnings From Continuing Operations
  Before Income Taxes                                                                    508                   1,244

Income Taxes                                                                             183                     448
                                                                          ------------------       -----------------

Earnings from Continuing Operations                                                      325                     796

Loss from Discontinued
  Operations Net of Income Taxes                                                           -                    (513)
                                                                          ------------------       ------------------

Net Earnings                                                              $              325       $             283
                                                                           =================        ================

Basic:
  Earnings From Continuing Operations
    Per Common Share                                                      $              .05       $             .13
                                                                           =================        ================

  Loss From Discontinued Operations
    Per Common Share                                                      $              .00       $            (.09)
                                                                           =================        ================

  Earnings Per Common Share                                               $              .05       $             .05
                                                                           =================        ================

Diluted:
  Earnings From Continuing Operations
    Per Common Share                                                      $              .03       $             .11
                                                                           =================        ================

  Loss From Discontinued Operations
    Per Common Share                                                      $              .00       $            (.07)
                                                                           =================        ================

  Earnings Per Common Share                                               $              .03       $             .04
                                                                           =================        ================

The accompanying notes are an integral part of these condensed financial statements.



                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)
                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 10/2/99                9/26/98
                                                                                 -------                -------
Net Sales                                                                 $          269,186       $         244,258
Other Income                                                                             965                       -
                                                                          ------------------       -----------------

                                                                                     270,151                 244,258

Costs and Expenses:
Cost of Product Sold                                                                 250,712                 225,508
Selling, General, and Administrative                                                  10,769                   7,357
Interest Expense                                                                       8,108                  12,311
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           269,589                 245,176
                                                                          ------------------       -----------------

Earnings (Loss) From Continuing Operations
  Before Income Taxes                                                                    562                    (918)

Income Taxes                                                                             202                    (294)
                                                                          ------------------       -----------------

Earnings (Loss) from Continuing Operations                                               360                    (624)

Loss from Discontinued
  Operations Net of Income Taxes                                                           -                  (1,776)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $              360       $          (2,400)
                                                                           =================        ================

Basic:
  Earnings (Loss) From Continuing Operations
    Per Common Share                                                      $              .05       $            (.11)
                                                                           =================        ================

  Loss From Discontinued Operations
    Per Common Share                                                      $              .00       $            (.30)
                                                                           =================        ================

  Earnings (Loss) Per Common Share                                        $              .05       $            (.40)
                                                                           =================        ================

Diluted:
  Earnings (Loss) From Continuing Operations
    Per Common Share                                                      $             .04        $            (.11)
                                                                           ================         ================

  Loss From Discontinued Operations
    Per Common Share                                                      $             .00        $            (.30)
                                                                           ================         ================

  Earnings (Loss) Per Common Share                                        $             .04        $            (.40)
                                                                           ================         ================

The accompanying notes are an integral part of these condensed financial statements.



                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In Thousands)
                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 10/2/99                9/26/98
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings (Loss)                                                   $              360      $           (2,400)
    Adjustments to Reconcile Net Earnings (Loss)
     to Net Cash Used by Operating Activities:
        Depreciation and Amortization                                                 11,501                  14,301
        Contribution of Stock to Benefit Plan                                              -                     683
        Deferred Income Taxes                                                            203                  (1,303)
        Gain on Sale of Assets                                                          (965)                      -
        Changes in Working Capital:
          Accounts Receivable                                                         (4,406)                 (3,985)
          Inventories                                                               (189,856)               (213,469)
          Off-Season Reserve                                                          60,436                  54,719
          Other Current Assets                                                            20                     955
          Income Taxes                                                                  (414)                    836
          Accounts Payable and
            Accrued Expenses                                                         109,928                 148,028
                                                                          ------------------       -----------------
  Net Cash Used
      in Operations                                                                  (13,193)                 (1,635)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (7,638)                 (4,104)
    Disposals                                                                            167                     342
    Proceed from the Sale of Assets                                                    1,800                       -
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                    (5,671)                 (3,762)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (621)                   (152)
    Dividends                                                                            (12)                    (12)
    Other                                                                                 (5)                     28
    Rights Offering                                                                        -                  49,715
    Notes Payable                                                                          -                 (39,270)
                                                                          ------------------       -----------------
  Net Cash (Used in) Provided by
     Financing Activities                                                               (638)                 10,309
                                                                          ------------------       -----------------
Net (Decrease) Increase in Cash and Short-
    Term Investments                                                                 (19,502)                  4,912
Cash and Short-Term Investments,
Beginning of Period                                                                   31,003                   4,077
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $           11,501      $            8,989
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 October 2, 1999

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of October 2, 1999 and results of operations for the three and six month periods ended October 2, 1999 and September 26, 1998. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1999 balance sheet was derived from audited financial statements.

        The results of operations for the three month periods ended October 2, 1999 and September 26, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                         Six Months Ended
                                                             September
                                                    1999                  1998
                                                    ----                  ----

Net Earnings (Loss)                                 $360               $(2,400)

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain (Loss) Change on
    Moog, Inc. Stock                                 114                  (259)
                                                    --------------------------

    Comprehensive Earnings (Loss)                   $474               $(2,659)
                                                    ===========================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                 October 2, 1999

Results of Operations:

Sales:
Sales reflect an increase of 10.2% for the six months versus 1998. The higher sales, in large part, are due to higher canned vegetables quantities sold under the Company's Non-Alliance business. Non-Alliance vegetable sales quantities were up 15.6%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                                        Three Months Ended               Six Months Ended
                                                        ------------------               ----------------
                                                    10/2/99            9/26/98        10/2/99           9/26/98
                                                    -------            -------        -------           -------

Cost of Product Sold                                     94.6%          93.7%          93.1%             92.3%
Selling                                                   2.2            1.4            3.0               2.3
Administrative                                            0.7            0.5            1.0               0.8
Interest Expense                                          2.2            3.7            3.0               5.0
                                                    ---------------------------------------------------------
                                                         99.7%          99.3%         100.1%            100.4%
                                                    =========================================================

Lower interest expense percentage in 1999 is as a result of the $50 million equity sale last year and the divestiture of the juice and sauce businesses also during last year.

Income Taxes:
The effective tax rate used in fiscal 1999 is 36% and 1998 is 32%.

Year 2000:
The Registrant has initiated a Year 2000 Compliance Project to ensure that business processes, equipment and systems will operate up to, over and following the change of the century. Software failures due to processing errors potentially arising from calculations using the Year 2000 are a known risk. The total cost of the Project, above and beyond normal software upgrades, is not expected to exceed $750,000, of which approximately $600,000 has been incurred to date.

The Project includes the following phases: assessment of the problem, correction/replacement of systems, testing, vendor assessment and development of a contingency plan. The identification of all equipment with date sensitive operating controls (including embedded systems) has been completed. An inventory of our systems assets has also been completed. As expected, all critical systems were replaced or modified to be compliant by June 30, 1999, and testing was completed by September 30, 1999. The Registrant has begun evaluating the potential impact of Year 2000 problems in the event that our external vendors are not adequately prepared. If necessary, the Registrant will secure an alternate supply for the required products and/or services. The Registrant has developed a contingency plan for Year 2000 issues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 October 2, 1999

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

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                              Ended September                   Ended March
                                                              ---------------                  ------------
                                                             1999           1998             1999           1998
                                                             ----           ----             ----           ----
     Working Capital Balance                             $172,867        $169,871        $167,435       $112,299
     Quarter Change                                         3,029          56,612               -              -
     Notes Payable                                              -          23,000               -         62,270
     Long-Term Debt                                       187,369         227,713         187,904        227,858
     Current Ratio                                         2.05:1          1.68:1          3.98:1         1.79:1

The change in the Working Capital for the September 1999 quarter from the September 1998 quarter is largely due to the equity sale last year of $50 million. This equity sale and the divestiture of the Juice and Applesauce businesses for $57 million, both completed last year, dramatically reduced our short-term borrowing needs.

See Consolidated Condensed Statements of Cash Flows for further details.

Letter of Intent:

During September 1999, the Registrant signed a letter of intent to acquire Agrilink Foods, Inc. Midwest private label canned vegetable business. Agrilink Foods, Inc. is a wholly-owned subsidiary of Pro-Fac Cooperative. The Registrant is expected to purchase a plant in Arlington, Minnesota and related inventories. The closing is expected to be during November, 1999. The Registrant also has a commitment to purchase Agrilink Food's Cambria, Wisconsin plant under certain circumstances.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 October 2, 1999


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

Interest Rate Risk:

As a result of its regular financing requirements, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through its regular financing activities. Although the Company does not have any short-term debt as of October 2, 1999, it uses bank lines of credit with variable interest rates to finance seasonal working capital requirements. The Company maintains investments in cash equivalents ($9.6 million as of October 2, 1999) and does have investments in a modest amount of marketable securities. Long-term debt represents secured and unsecured notes and debentures and certain notes payable to insurance companies used to finance long-term investments such as business acquisitions. Long-term debt bears interest at fixed and variable rates. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and sinking fund requirements and related weighted-average interest rates by expected maturity date. Weighted-average interest rates on variable-rate debt are based on current rates as of October 2, 1999:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 October 2, 1999


                                Interest Rate Sensitivity of Long-Term Debt and Short-Term Investments
                                                            October 2, 1999
                                                            (In Thousands)

                                                        EXPECTED MATURITY DATE
                              ---------------------------------------------------------------------------------------
                                                                                                                         Total /
                                                                                                                        Weighted
                                   2000           2001           2002           2003           2004      There-after     Average
                              ---------      ---------      ---------      ---------      ---------      ------------   --------

Fixed-rate debt:
  Principal cash flows
                              $7,670            $7,743      $18,123        $21,137          $21,156        $96,634      $  172,463
  Average interest rate
                                9.35%             9.36%        9.32%          9.20%            9.01%          8.23%           8.93%
Variable-rate debt:
  Principal cash flows
                              $   --            $   --      $    --        $    --           $   --        $22,630      $   22,630

  Average interest rate         5.71%             5.71%        5.71%          5.71%            5.71%          5.71%           5.71%

Short-term investments:

  Balance                                                                                                               $    9,648
  Average interest rate
                                                                                                                              5.27%

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





                                               Seneca Foods Corporation
                                                     (Company)



                                               /s/Kraig H. Kayser
                                               ---------------------------
November 12, 1999                              Kraig H. Kayser
                                               President and
                                               Chief Executive Officer


                                               /s/Jeffrey L. Van Riper
                                               ---------------------------
November 12, 1999                              Jeffrey L. Van Riper
                                               Controller and
                                               Chief Accounting Officer