Form 10-Q
period 2000-01-01
SENECA FOODS CORP /NY/
filed 2000-02-14
CIK 88948

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended January 1, 2000 Commission File Number 0-1989

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

Yes   X    No
    ----      ----

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

          Class Shares                          Outstanding at January 31, 2000
          ------------                          -------------------------------
  Common Stock Class A, $.25 Par                          3,776,858
  Common Stock Class B, $.25 Par                          2,767,357


                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                      1/1/00           3/31/99
                                                                                                      ------           -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $        24,582   $        31,003
    Accounts Receivable, Net                                                                          36,547            35,717
    Inventories:
        Finished Goods                                                                               185,850           107,127
        Work in Process                                                                                6,775            11,143
        Raw Materials                                                                                 36,678            34,364
                                                                                                     -------           -------
                                                                                                     229,303           152,634
    Off-Season Reserve (Note 3)                                                                      (35,711)                -
    Deferred Tax Asset, Net                                                                            3,276             3,276
    Refundable Income Taxes                                                                              181                 -
    Other Current Assets                                                                               1,052               911
                                                                                              --------------   ---------------
        Total Current Assets                                                                         259,230           223,541
Property, Plant and Equipment, Net                                                                   176,691           178,658
Escrow Fund                                                                                            5,207                 -
Other Assets                                                                                           2,833             2,671
                                                                                              --------------   ---------------
                                                                                             $       443,961   $       404,870
                                                                                              ==============    ==============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                                         $        57,000   $        27,034
    Accrued Expenses                                                                                  18,984            20,952
    Income Taxes                                                                                           -               309
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              8,204             7,811
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                     84,188            56,106
Long-Term Debt                                                                                       186,407           179,533
Capital Lease Obligations                                                                              7,500             8,371
Deferred Income Taxes                                                                                  8,381             6,870
Other Long-Term Liabilities                                                                           10,236             9,402
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         43,115            46,363
Common Stock                                                                                           2,816             2,748
Paid in Capital                                                                                       13,120             9,940
Accumulated Other Comprehensive Income                                                                   991               877
Retained Earnings                                                                                     87,137            84,590
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         147,249           144,588
                                                                                             ---------------   ---------------
                                                                                             $       443,961   $       404,870
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


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       -------------------
                                                                                 1/1/00                12/26/98
                                                                                 ------                --------

Net Sales                                                                 $          241,731       $         246,624
Other Income                                                                               -                     650
                                                                          ------------------       -----------------
                                                                                     241,731                 247,274
Costs and Expenses:
Cost of Product Sold                                                                 228,086                 237,126
Selling, General, and Administrative                                                   6,272                   5,961
Interest Expense                                                                       3,917                   5,089
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           238,275                 248,176
                                                                          ------------------       -----------------

Earnings (Loss) From Continuing Operations
  Before Income Taxes                                                                  3,456                    (902)

Income Taxes                                                                           1,244                    (288)
                                                                          ------------------       ------------------

Earnings (Loss) from Continuing
  Operations                                                                           2,212                    (614)

Earnings from Discontinued
  Operations Net of Income Taxes                                                           -                   1,072
                                                                          ------------------       -----------------

Net Earnings                                                              $            2,212       $             458
                                                                           =================        ================

Basic:
  Earnings (Loss) From Continuing
    Operations Per Common Share                                           $              .34       $            (.10)
                                                                           =================        ================

  Earnings From Discontinued Operations
    Per Common Share                                                      $              .00       $             .17
                                                                           =================        ================

  Earnings Per Common Share                                               $              .34       $             .07
                                                                           =================        ================

Diluted:
  Earnings (Loss) From Continuing
    Operations Per Common Share                                           $              .22       $            (.10)
                                                                           =================        ================

 Earnings From Discontinued Operations
    Per Common Share                                                      $              .00       $             .17
                                                                           =================        ================

  Earnings Per Common Share                                               $              .22       $             .07
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


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                 1/1/00                12/26/98
                                                                                 ------                --------

Net Sales                                                                 $          510,917       $         490,882
Other Income                                                                             965                     650
                                                                          ------------------       -----------------
                                                                                     511,882                 491,532
Costs and Expenses:
Cost of Product Sold                                                                 478,798                 462,634
Selling, General, and Administrative                                                  17,041                  13,318
Interest Expense                                                                      12,025                  17,400
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           507,864                 493,352
                                                                          ------------------       -----------------

Earnings (Loss) From Continuing Operations
  Before Income Taxes                                                                  4,018                  (1,820)

Income Taxes                                                                           1,446                    (582)
                                                                          ------------------       ------------------

Earnings (Loss) from Continuing
  Operations                                                                           2,572                  (1,238)

Loss from Discontinued
  Operations Net of Income Taxes                                                           -                    (703)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $            2,572       $          (1,941)
                                                                           =================        ================

Basic:
  Earnings (Loss) from Continuing
    Operations Per Common Share                                           $              .39       $            (.21)
                                                                           =================        ================

  Earnings (Loss) from Discontinued
    Operations Per Common Share                                           $              .00       $            (.12)
                                                                           =================        ================

  Earnings (Loss) Per Common Share                                        $              .39       $            (.33)
                                                                           =================        ================

Diluted:
  Earnings (Loss) From Continuing
    Operations Per Common Share                                           $              .25       $            (.21)
                                                                           =================        ================

 Earnings (Loss) From Discontinued Operations
    Per Common Share                                                      $              .00       $            (.12)
                                                                           =================        ================

  Earnings (Loss) Per Common Share                                        $              .25       $            (.33)
                                                                           =================        ================

The accompanying notes are an integral part of these condensed financial statements.



                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                 1/01/00               12/26/98
                                                                                 -------               --------

Cash Flows from Operating Activities:
    Net Earnings (Loss)                                                   $            2,572      $           (1,941)
    Adjustments to Reconcile Net Earnings
     (Loss) to Net Cash Provided
   by Operating Activities:
        Depreciation and Amortization                                                 17,406                  21,348
        Deferred Income Taxes                                                          1,446                  (1,178)
        Gain on the Sale of Assets                                                      (965)                   (650)
        Contribution of Stock to Benefit Plan                                              -                     761
        Changes in Operating Assets
          and Liabilities:
          Accounts Receivable                                                           (830)                  6,418
          Inventories                                                                (33,186)                (43,314)
          Off-Season Reserve                                                          35,711                  42,549
          Other Current Assets                                                          (141)                    (20)
          Income Taxes                                                                  (490)                  1,343
          Accounts Payable and
            Accrued Expenses                                                          28,659                   9,488
                                                                          ------------------       -----------------
  Net Cash Provided
      by Operations                                                                   50,182                  34,804
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Acquisition                                                                      (48,459)                      -
    Additions to Property, Plant,
      and Equipment                                                                  (11,304)                 (4,774)
    Glencoe Escrow                                                                    (5,207)                      -
    Proceeds from the Sale of Assets                                                   1,800                     843
    Disposals                                                                            179                     377
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                   (62,991)                 (3,554)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Long-Term Borrowing                                                               10,978                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                              (4,582)                 (4,047)
    Other                                                                                 16                      33
    Notes Payable                                                                          -                 (62,270)
    Rights Offering                                                                        -                  49,712
    Dividends                                                                            (24)                    (24)
                                                                          ------------------       -----------------
 Net Cash Provided by (Used in)
     Financing Activities                                                              6,388                 (16,596)
                                                                          ------------------       -----------------
Net (Decrease) Increase in Cash and Short-
    Term Investments                                                                  (6,421)                 14,654
Cash and Short-Term Investments,
Beginning of Period                                                                   31,003                   4,077
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $           24,582      $           18,731
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 January 1, 2000

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of January 1, 2000 and results of operations for the three and nine month periods ended January 1, 2000 and December 26, 1998. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 1999 balance sheet was derived from audited financial statements.

        The results of operations for the nine month periods ended January 1, 2000 and December 26, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                         Nine Months December
                                                          1999           1998
                                                          ----           ----
Net Earnings (Loss)                                      $2,572       $(1,941)

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain Change on
    Moog, Inc. Stock                                        114           211
                                                           ------------------

    Comprehensive Earnings (Loss)                        $2,686       $(1,730)
                                                         =====================

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 January 1, 2000


4. In November 1999, the Company acquired certain assets of the Midwest private label canned vegetable business, of Agrilink Foods, Inc., a wholly owned subsidiary of Pro-Fac Cooperative. The Company purchased a plant and equipment in Arlington, Minnesota and inventories of the acquired business. The annual sales of this business are approximately $73 million. The purchase price was approximately $48 million, partially funded by a subordinated note for $5 million and the balance paid in cash.

        The Company also had a commitment to purchase Agrilink Food's Cambria, Wisconsin plant, but this plant was purchased by another Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                 January 1, 2000

Results of Operations:

Sales:
Sales reflect an increase of 4.1% for the nine months versus 1998. The higher sales, in large part, are due to higher canned vegetables quantities sold under the Company's Non-Alliance business. Non-Alliance vegetable sales quantities were up 13.5% including sales from the Midwest private label canned vegetable business acquired from Agrilink Foods, Inc. (see acquisition discussion in footnotes).

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                       Three Months Ended               Nine Months Ended
                       ------------------               ------------------
                     1/1/00          12/26/98       1/1/00           12/26/98
                     ------          --------       ------           --------
Cost of Product Sold   94.4%          96.0%          93.7%             94.2%
Selling                 2.1            2.1            2.6               2.2
Administrative          0.5            0.4            0.7               0.6
Interest Expense        1.6            2.1            2.4               3.5
                  ---------------------------------------------------------
                       98.6%         100.6%          99.4%            100.5%
                  =========================================================

Lower interest expense percentage in 1999 is as a result of the $50 million equity sale last year and the divestiture of the juice and sauce businesses also during last year.

Income Taxes:
The effective tax rate used in fiscal 1999 is 36% and 1998 is 32%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 January 1, 2000

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                 For the Quarter                 For the Year
                                 Ended December                  Ended March
                               1999           1998           1999         1998
                               ----           ----           ----         ----
     Working Capital Balance $175,042        $173,475      $167,435     $112,299
     Quarter Change             2,175           3,604             -            -
     Notes Payable                  -               -             -       62,270
     Long-Term Debt           193,907         223,805       187,904      227,858
     Current Ratio             3.08:1          2.97:1        3.98:1       1.79:1

The change in the Working Capital for the December 1999 quarter from the December 1998 quarter is largely due to greater capital additions in the current year than the prior year($3.7 million current and $700 thousand prior). The equity sale of $50 million and the divestiture of the Juice and Applesauce businesses for $57 million, both completed last year, dramatically reduced our short-term borrowing needs.

New Long-Term Debt:
During the Third Quarter of this year, the Company issued an Industrial Revenue Development Bond for $6 million where proceeds are being used to finance production equipment in the Midwest. The Escrow Fund of $5.2 million on the Balance Sheet as a long-term asset is the yet upspent proceeds of this debt issue.

See Consolidated Condensed Statements of Cash Flows for further details.

Acquistion:

In November 1999, the Company acquired certain assets of the Midwest private label canned vegetable business, of Agrilink Foods, Inc., a wholly owned subsidiary of Pro-Fac Cooperative. The Company purchased a plant and equipment in Arlington, Minnesota and inventories of the acquired business. The annual sales of this business are approximately $73 million. The purchase price was approximately $48 million, partially funded by a subordinated note for $5 million and the balance paid in cash.

The Company also had a commitment to purchase Agrilink Food's Cambria, Wisconsin plant, but this plant was purchased by another Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 January 1, 2000

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

Interest Rate Risk:

As a result of its regular financing requirements, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through its regular financing activities. Although the Company does not have any short-term debt as of January 1, 2000, it uses bank lines of credit with variable interest rates to finance seasonal working capital requirements. The Company maintains investments in cash equivalents ($22.2 million as of
January 1, 2000) and does have investments in a modest amount of marketable securities. Long-term debt represents secured and unsecured notes and debentures and certain notes payable to insurance companies used to finance long-term investments such as business acquisitions. Long-term debt bears interest at fixed and variable rates. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and sinking fund requirements and related weighted-average interest rates by expected maturity date. Weighted-average interest rates on variable-rate debt are based on current rates as of January 1, 2000:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 January 1, 2000


     Interest Rate Sensitivity of Long-Term Debt and Short-Term Investments
                                 January 1, 2000
                                 (In Thousands)

                                                 EXPECTED MATURITY DATE
                                                                                                                          Total /
                                                                                                                          Weighted
                                   2000           2001           2002           2003           2004      There-after       Average
                              ---------      ---------      ---------      ---------      ---------      ------------     --------
Fixed-rate debt:

  Principal cash flows           $8,480         $8,213        $18,620        $21,663        $21,713       $100,792       $  179,481
  Average interest rate            9.34%          9.32%          9.28%          9.16%          8.97%          8.21%            8.89%

Variable-rate debt:
  Principal cash flows           $   --         $   --        $    --         $   --         $   --       $ 22,630       $   22,630
  Average interest rate             5.81%         5.81%          5.81%          5.81%          5.81%          5.81%            5.81%

Short-term investments:
  Balance                                                                                                                 $  22,237
  Average interest rate                                                                                                        5.82%


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

Reports on Form 8-K - A November 1999 8-K was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Seneca Foods Corporation
                                                              (Company)



                                                      /s/Kraig H. Kayser
                                                      ------------------------
February 14, 2000                                     Kraig H. Kayser
                                                      President and
                                                      Chief Executive Officer


                                                      /s/Jeffrey L. Van Riper
                                                      ------------------------
February 14, 2000                                     Jeffrey L. Van Riper
                                                      Controller and
                                                      Chief Accounting Officer