Form 10-K
period 2000-03-31
SENECA FOODS CORP /NY/
filed 2000-06-23
CIK 88948

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 2000       Commission File Number 0-1989

                            SENECA FOODS CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

         New York                                        16-0733425
         --------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


1162 Pittsford-Victor Road, Pittsford, New York             14534
-----------------------------------------------             -----
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (716) 385-9500

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

The aggregate market value of the Registrant's voting securities held by non-affiliates based on the closing sales price per market reports by the National Market System on June 1, 2000 was approximately $74,532,000.

Common shares outstanding as of June 1, 2000 were Class A:  3,803,938, Class B:
2,767,357.

Documents Incorporated by Reference:

(1)  Proxy  Statement  to be issued prior to June 30, 2000  connection  with the
     registrant's   annual  meeting  of  stockholders  (the  "Proxy  Statement")
     applicable to Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 2000 (the "2000 Annual Report") applicable to Part II, Items 5-8 and
     Part IV, Item 14 of Form 10-K.



                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 2000
                            SENECA FOODS CORPORATION



PART I.

                                                                                                               Pages
                                                                                                               -----
    Item 1.       Business                                                                                      1-3
    Item 2.       Properties                                                                                      3
    Item 3.       Legal Proceedings                                                                               4
    Item 4.       Submission of Matters to a Vote of Equity Security Holders                                      4

PART II.

    Item 5.       Market for the Registrant's Common Stock and Related Security Holder Matters                    4
    Item 6.       Selected Financial Data                                                                         4
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                   4
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                      4
    Item 8.       Financial Statements and Supplementary Data                                                     5
    Item 9.       Changes in and Disagreements on Accounting and Financial Disclosure                             5

PART III.

    Item 10.      Directors and Executive Officers of the Registrant                                              7
    Item 11.      Executive Compensation                                                                          7
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                                  7
    Item 13.      Certain Relationships and Related Transactions                                                  7

PART IV.

    Item 14.      Exhibits, Financial Statements Schedules and Reports on Form 8-K                             7-10

SIGNATURES                                                                                                    11-12

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

Since the onset of the Alliance Agreement, vegetable production has been the Company's dominant line of business. In fiscal 1999, the Company sold its fruit juice business and its applesauce and industrial flavors business. As a result of these fiscal 1999 divestitures, the Company's only non-vegetable food products are a line of fruit products.

                  Financial Information about Industry Segments

The Company's business activities are conducted in food and non-food segments. The food segment constitutes 98% of total sales, of which approximately 97% is vegetable processing and 3% is fruit processing. The non-food segment is an air charter service, which represents 2% of the Company's business. Consequently, the financial information related to segments is not material.

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

The following table summarizes net sales by major product category for the years ended March 31, 2000, 1999, and 1998:


Classes of similar products/services:                      2000                1999                1998
-------------------------------------------------------------------------------------------------------
                                                                        (In thousands)



   Green Giant vegetables                             $ 263,279           $ 289,946           $ 277,080
   Canned vegetables                                    279,774             239,338             241,166
   Frozen vegetables                                     27,156              20,446              19,283
   Fruit products                                        20,083              17,189              16,395
   Flight operations                                      5,105               4,225               2,894
   Other                                                  9,559               5,049               3,708
-------------------------------------------------------------------------------------------------------

                                                      $ 604,956           $ 576,193           $ 560,526
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


                                Seasonal Business

Food Processing

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are usually offsetting to some extent. The supply of commodities, current pricing, and expected new crop quantity and quality, affect the timing of the Company's sales and earnings. An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings. Off Season Allowance is zero at fiscal year-end.


                                     Backlog

Food Processing

In the food processing business, the end of year sales order backlog is not considered meaningful. Traditionally, larger customers provide tentative bookings for their expected purchases for the upcoming season. These bookings are further developed as data on the expected size of the related national harvests becomes available. In general, these bookings serve as a yardstick, rather than as a firm commitment, since actual harvest results can vary notably from early estimates. In actual practice, the Company has substantially all of its expected seasonal production identified to potential sales outlets before the seasonal production is completed.


                            Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality, service, and pricing being the major determinants in the Company's relative market position. During the past year approximately 9% of the Company's processed foods were packed for retail customers under the Company branded labels of Libby's(R), Blue Boy(R), Aunt Nellie's Farm Kitchen(R), and Seneca(R). About 17% of the processed foods were packed for institutional food distributors and 29% of processed foods were retail packed under the private label of customers. The remaining 45% is sold under the Alliance Agreement with Pillsbury (see note 13 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would have a material adverse effect on the Company taken as a whole. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The principal branded products are Libby's canned vegetable products, which rate among the top five national brands. The information under the heading Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report is incorporated by reference.

                            Environmental Protection

Environmental protection is an area that has been worked on most diligently at each food processing facility. In all locations, the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards. The Company does not expect any material capital expenditures to comply with environmental regulations in the near future. The Company is a potentially responsible party with respect to two waste disposal sites owned and operated by others. The Company believes that any reasonably anticipated liabilities will not exceed $260,000 in the aggregate.


                                                     Employment
                                                     ----------
                  Food processing  -  Full time            2,119
                                    - Seasonal               507
                                                       ---------
                                                           2,626
                                      Other                   88
                                                       ---------

                                                           2,714
                                                       =========

The Company has six collective bargaining agreements with four union locals covering approximately 539 of its full time employees. The terms of these agreements result in wages and benefits, which are substantially the same for comparable positions for the Company's non-union employees. Three collective bargaining agreements expire in calendar 2002. The remaining agreement expires in calendar 2003.


                               Foreign Operations

Export sales for the Company are a relatively small portion (about 3%) of the food processing sales.


                                     Item 2

                                   Properties

The Company has seven food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,647,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package fruit and vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Six facilities in Minnesota, one facility in Michigan, three facilities in Washington, one facility in Idaho, one facility in Kentucky, and six facilities in Wisconsin provide approximately 5,720,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

The Company's air charter division has a 42,000 square foot facility, which is owned by the Company.

All of the properties are well maintained and equipped with modern machinery. All locations, although highly utilized, have the ability to expand as sales requirements justify. Because of the seasonal production cycles the exact extent of utilization is difficult to measure. In certain circumstances, the theoretical full efficiency levels are being reached; however, expansion of the number of production days or hours could increase the output by up to 20% for a season.

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


                                     PART II

                                     Item 5

  Market for the Registrant's Common Stock and Related Security Holder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2000 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.


                                     Item 6

                             Selected Financial Data

Refer to the information in the 2000 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

 Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

Refer to the information in the 2000 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.


                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk

Refer  to  the  information  in  the  2000  Annual  Report,   "Quantitative  and
Qualitative Disclosures about Market Risk", which is incorporated by reference.

                                     Item 8

                   Financial Statements and Supplementary Data

Refer to the information in the 2000 Annual Report, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", which is incorporated by reference.

                                     Item 9

       Changes in and Disagreements on Accounting and Financial Disclosure

None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Seneca Foods Corporation
Pittsford, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated May 26, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 14 (A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Rochester, New York
May 26, 2000

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


                                     Item 12

         Security Ownership of Certain Beneficial Owners and Management


                                     Item 13

                 Certain Relationships and Related Transactions

Information required by Items 10 through 13 will be filed separately with the Commission, pursuant to Regulation 14A, in a definitive proxy statement involving the election of directors, which is incorporated herein by reference.

                                     PART IV


                                     Item 14

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Exhibits,  Financial Statements, and Supplemental Schedules

      1.   Financial   Statements  -  the   following   consolidated   financial
           statements of the Registrant, included in the Annual Report for the year ended March 31, 2000, are incorporated by reference in Item 8:

           Consolidated Statements of Net Earnings - March 31,  2000,  1999  and
           1998

           Consolidated Balance Sheets - March 31, 2000 and 1999

           Consolidated Statements of Cash Flows - March 31, 2000, 1999 and 1998

           Consolidated Statements of Stockholders' Equity - March 31, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements - March 31, 2000, 1999 and 1998

           Independent Auditors' Report

                                                                       Pages
                                                                       -----
2.     Supplemental Schedule:
       ---------------------

       Schedule II        --        Valuation and Qualifying Accounts    9

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.       Exhibits:
         --------
No. 3 - Articles of Incorporation and By-Laws - Incorporated by reference to the Company's Form 10-Q/A filed August, 1995; as amended by the amendments filed with the Company's Form 10-K filed June 1996, as amended by the Company's definitive proxy statement filed July, 1998.

No. 4 - Articles  defining  the  rights of security  holders -  Incorporated  by reference to the Company's Form 10-Q/A filed August, 1995 as amended by amendments filed with the Company's Form 10-K filed June 1996. Instrument defining the rights of any holder of Long-Term Debt - Incorporated by reference to Exhibit 99 to the Company's Form 10-Q filed January 1995 as amended by Exhibit No. 4 of the Company's Form 10-K filed June, 1997, amended by Exhibit 4 of the Company's Form 10-Q and Form 10-Q/A filed November, 1997, as amended by amendments filed with the Company's definitive proxy statement filed July, 1998. The Company will furnish, upon request to the SEC, a copy of any instrument defining the rights of any holder of Long-Term Debt.

No. 10 - Material  Contracts - Incorporated  by  reference to the Company's Form
     8-K dated February 24, 1995 for the First Amended and Restated Alliance Agreement and the First Amended and Restated Asset Purchase Agreement both with The Pillsbury Company.

No. 13 - The material contained in the 2000 Annual Report to Shareholders under the following headings: "Five Year Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", "Quantitative and Qualitative Disclosures about Market Risk", and "Shareholder Information and Quarterly Results".

No. 21 - List of Subsidiaries 10

No. 23 - Consents of Experts and Counsel 10

No. 27 - Financial Data Schedules


B.    Reports on Form 8-K

      None.


                                   Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                              Balance at    Charged/      Charged to    Deductions    Balance
                                              Beginning     (Credited)    other         from          at end
                                              of period     to income     accounts      reserve       of period
---------------------------------------------------------------------------------------------------------------


Year-ended March 31, 2000:
      Allowance for doubtful accounts         $       487   $       (5)   $   --        $    13 (a)   $       469
                                              ===================================================================
Year-ended March 31, 1999:
      Allowance for doubtful accounts         $       207   $       425   $   --        $   145 (a)   $       487
                                              ===================================================================
Year-ended March 31, 1998:
      Allowance for doubtful accounts         $       200   $       140   $   --        $   133 (a)   $       207
                                              ===================================================================

(a) Accounts written off, net of recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SENECA FOODS CORPORATION



                                  By /s/Jeffrey L. Van Riper     June 16, 2000
                                  --------------------------------------------
                                         Jeffrey L. Van Riper
                                         Controller and Secretary
                                         (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                        Title                       Date
    ---------                        -----                       ----

/s/Arthur S. Wolcott     Chairman and Director               June 16, 2000
--------------------
Arthur S. Wolcott



/s/Kraig H. Kayser       President, Chief Executive Officer, June 16, 2000
------------------       and Director
Kraig H. Kayser



/s/Philip G. Paras       Chief Financial Officer             June 16, 2000
------------------
Philip G. Paras



/s/Jeffrey L. Van Riper   Controller and Secretary           June 16, 2000
-----------------------   (Principal Accounting Officer)
Jeffrey L. Van Riper



/s/Arthur H. Baer         Director                           June 16, 2000
-----------------
Arthur H. Baer



/s/Andrew M. Boas         Director                           June 16, 2000
-----------------

Andrew M. Boas



/s/Robert T. Brady        Director                           June 16, 2000
------------------
Robert T. Brady

Continued


    Signature                        Title                       Date
    ---------                        -----                       ----

/s/David L. Call          Director                           June 16, 2000
----------------

David L. Call



/s/Edward O. Gaylord      Director                           June 16, 2000
--------------------
Edward O. Gaylord



/s/G. Brymer Humphreys    Director                           June 16, 2000
----------------------
G. Brymer Humphreys



/s/Susan W. Stuart        Director                           June 16, 2000
------------------
Susan W. Stuart