Form 10-Q
period 2000-07-01
SENECA FOODS CORP /NY/
filed 2000-08-14
CIK 88948

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended July 1, 2000 Commission File Number 0-1989
                              ------------                        ------

                            Seneca Foods Corporation
                            ------------------------
               (Exact name of Company as specified in its charter)

            New York                               16-0733425
            --------                               ----------
    (State or other jurisdiction of              (I. R. S. Employer
    incorporation or organization)               Identification No.)

              1162 Pittsford-Victor Road, Pittsford, New York  14534
              -----------------------------------------------  -----
               (Address of principal executive offices)     (Zip Code)


Company's telephone number, including area code          716/385-9500
                                                         ------------


                                 Not Applicable
                                 --------------
               Former name, former address and former fiscal year,
                          if changed since last report

Check mark indicates whether Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ------    -------


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                       Class Shares Outstanding at July 31, 2000

  Common Stock Class A, $.25 Par                      3,804,920
  Common Stock Class B, $.25 Par                      2,767,357

                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                           7/1/00      3/31/00
                                                           ------      -------
ASSETS

Current Assets:
    Cash and Short-term Investments                       $ 1,533     $ 11,348
    Accounts Receivable, Net                               34,349       31,702
    Inventories:
        Finished Goods                                    151,248      156,349
        Work in Process                                    10,386        4,610
        Raw Materials                                      49,719       42,214
                                                          -------      -------
                                                          211,353      203,173
    Off-Season Reserve (Note 3)                            30,998            -
    Deferred Tax Asset (Net)                                4,811        4,812
    Refundable Income Taxes                                    62            -
    Other Current Assets                                    1,888          528
                                                         --------      -------
        Total Current Assets                              284,994      251,563
Property, Plant and Equipment, Net                        179,110      179,146
Other Assets                                                5,535        7,831
                                                         --------     --------
                                                         $469,639     $438,540
                                                         ========     ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                        $ 10,470     $      -
    Accounts Payable                                       67,109       48,699
    Accrued Expenses                                       25,726       25,033
    Income Taxes                                                -          645
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                   8,222        8,214
                                                         --------     --------
        Total Current Liabilities                         111,527       82,591
Long-Term Debt                                            182,334      182,468
Capital Lease Obligations                                   7,500        7,500
Deferred Income Taxes                                       9,123        8,383
Other Long-Term Liabilities                                 8,894        8,599
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                     10           10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                     10           10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value         50           50
Convertible, Participating Preferred Stock, $12
 Stated Value                                              42,787       42,870
Common Stock                                                2,823        2,822
Paid in Capital                                            13,441       13,359
Accumulated Other Comprehensive Income                        975          991
Retained Earnings                                          90,165       88,887
                                                         --------     --------
        Stockholders' Equity                              150,261      148,999
                                                         --------     --------
                                                         $469,639     $438,540
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                        Three Months Ended
                                                        7/1/00      7/3/99
                                                        ------      ------

Net Sales                                            $ 127,827    $ 87,735
Other Income                                             1,151         965
                                                     ---------------------

                                                       128,978      88,700

Costs and Expenses:
Cost of Product Sold                                   116,224      79,204
Selling, General, and Administrative                     6,071       5,340
Interest Expense                                         4,668       4,102
                                                     ---------------------

  Total Costs and Expenses                             126,957      88,646
                                                     ---------------------

Earnings Before Income Taxes                             2,015          54

Income Taxes                                               725          19
                                                     ---------------------

Net Earnings                                         $   1,290     $    35
                                                     =====================
Basic:

  Earnings Per Common Share                                .20         .00
                                                     =====================

Diluted:

  Earnings Per Common Share                                .13         .00
                                                     =====================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                       Three Months Ended
                                                       7/1/00      7/3/99
                                                       ------      ------

Cash Flows From Operating Activities:
    Net Earnings (Loss)                              $  1,290    $     35
    Adjustments to Reconcile Net Earnings (Loss)
     to Net Cash Used by Operating Activities:
        Depreciation and Amortization                   5,881       5,697
        Deferred Income Taxes                             725           -
        Gain on Sale of Assets                         (1,151)       (965)
        Changes in Working Capital:
          Accounts Receivable                          (2,647)      4,978
          Inventories                                  (8,180)    (27,590)
          Off-Season Reserve                          (30,998)    (27,097)
          Other Current Assets                         (1,360)        128
          Income Taxes                                   (707)       (359)
          Accounts Payable, Accrued Expenses
           and Other                                   19,398      20,094
                                                     --------------------
  Net Cash Used
      by Operations                                   (17,749)    (25,079)
                                                     --------------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                    (7,265)     (4,105)
    Disposals                                              57         194
    Escrow Fund                                         2,292           -
    Proceed from the Sale of Assets                     2,514       1,800
                                                     --------------------
  Net Cash Used in Investing
        Activities                                     (2,402)     (2,111)
                                                     --------------------

Cash Flows From Financing Activities:
    Notes Payable                                      10,470           -
    Other                                                   4           4
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                 (126)       (609)
    Dividends                                             (12)        (12)
                                                     --------------------
  Net Cash Provided by (Used in)
     Financing Activities                              10,336        (617)
                                                     --------------------
Net Decrease in Cash and Short-
    Term Investments                                   (9,815)    (27,807)
Cash and Short-Term Investments,
Beginning of Period                                    11,348      31,003
                                                     --------------------
Cash and Short-Term Investments,
    End of Period                                    $  1,533    $  3,196
                                                     ====================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  July 1, 2000

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of July 1, 2000 and results of operations for the three month periods ended July 1, 2000 and July 3, 1999. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2000 balance sheet was derived from audited financial statements.

        The results of operations for the three month periods ended July 1, 2000 and July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

        The accounting  policies followed by the Company are set forth in Note 1
        to  the  Company's  financial   statements  in  the  2000  Seneca  Foods
        Corporation Annual Report and 10-K.

        Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report and 10-K.

2. Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.

3 Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                          Three Months Ended
                                                          July 1 and July 3,
                                                          2000          1999
                                                          ----          ----

Net Earnings                                            $1,290           $35

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized (Loss) Gain Change on
    Moog, Inc. Stock                                       (16)          131
                                                        --------------------

    Comprehensive Earnings                              $1,274          $166
                                                        ====================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  July 1, 2000

Results of Operations:

Sales:
Sales reflect an increase of 45.7% for the first three months versus 1999. The higher sales, in large part, are due to the timing of canned vegetables quantities sold under the Company's Alliance business. Non-Alliance vegetable sales quantities were up 5.6%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                       Three Months Ended
                                       7/1/00      7/3/99
                                       ------      ------
Cost of Product Sold                     90.8%       90.2%
Selling                                   4.0         4.7
Administrative                            0.8         1.4
Interest Expense                          3.7         4.7
                                        -----------------

                                         99.3%      101.0%
                                        =================

Lower selling expense percentage in 2000 is as a result of higher sales in the Non-Alliance business which does not incur selling expense. Improved selling prices as compared to the prior year, especially in the Food Service segment, were a major contributing factor to improved profitability.

Income Taxes:
The effective tax rate used in fiscal 2000 is 38% and 1999 is 35%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  July 1, 2000

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                                ----------                      -----------
                                                             2000           1999             2000           1999
                                                             ----           ----             ----           ----

     Working Capital Balance                             $173,467        $169,838        $168,972       $167,435
     Quarter Change                                         4,495           2,400               -              -
     Notes Payable                                         10,470               -               -              -
     Long-Term Debt                                       189,834         187,381         189,968        187,904
     Current Ratio                                         2.56:1          3.25:1          3.05:1         3.98:1


The change in the Working Capital for the June 2000 quarter from the June 1999 quarter is largely due to higher earnings in the current year quarter than the prior year quarter ($1,290,000 as compared to $35,000 last year). Capital expenditures were $7.3 million in 2000 as compared to $4.1 million in 1999. In 2000, $2.3 million of these capital expenditures were funded via a capital escrow account, which was a result of an Industrial Revenue Bond issued last year.

See Consolidated Condensed Statements of Cash Flows for further details.

Quantitative and Qualitative Disclosures about Market Risk:

The Company has not experienced any material changes in Market Risk since our March 31, 2000 report.

PART II - OTHER INFORMATION


Item 1.               Legal Proceedings
                      -----------------
                      None.

Item 2.               Changes in Securities
                      ---------------------
                      None.

Item 3.               Defaults on Senior Securities
                      -----------------------------
                      None.

Item 4.               Submission of Matters to a Vote of Security Holders
                      ---------------------------------------------------

                      None.

Item 5.               Other Information
                      -----------------
                      None.

Item 6.               Exhibits and Reports on Form 8-K
                      --------------------------------
A.       Exhibits

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





                                                 Seneca Foods Corporation
                                                 ------------------------
                                                        (Company)



                                                 /s/Kraig H. Kayser
                                                 -----------------------
August 14, 2000                                  Kraig H. Kayser
                                                 President and
                                                 Chief Executive Officer


                                                 /s/Jeffrey L. Van Riper
                                                 -----------------------
August 14, 2000                                  Jeffrey L. Van Riper
                                                 Controller and
                                                 Chief Accounting Officer