Form 10-Q
period 2000-09-30
SENECA FOODS CORP /NY/
filed 2000-11-13
CIK 88948

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended September 30, 2000 Commission File Number 0-1989
                           ------------------                        ------

                            Seneca Foods Corporation
                            ------------------------
               (Exact name of Company as specified in its charter)

          New York                                   16-0733425
          --------                                   ----------
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

Yes   X    No
    ------    -------


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

             Class                        Shares Outstanding at October 31, 2000
             -----                        --------------------------------------

  Common Stock Class A, $.25 Par                       3,809,520
  Common Stock Class B, $.25 Par                       2,767,357


                                                     PART I FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (In Thousands of Dollars)

                                                                                                     9/30/00           3/31/00
                                                                                                     -------           -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         2,183   $        11,348
    Accounts Receivable, Net                                                                          47,425            31,702
    Inventories:
        Finished Goods                                                                               351,909           156,349
        Work in Process                                                                               36,994             4,610
        Raw Materials                                                                                 31,623            42,214
                                                                                                     -------           -------
                                                                                                     420,526           203,173
    Off-Season Reserve (Note 3)                                                                      (46,825)                -
    Deferred Tax Asset (Net)                                                                           4,811             4,812
    Refundable Income Taxes                                                                               41                 -
    Other Current Assets                                                                               1,267               528
                                                                                                    --------          --------
        Total Current Assets                                                                         429,428           251,563
Property, Plant and Equipment, Net                                                                   177,626           179,146
Other Assets                                                                                           4,399             7,831
                                                                                                    --------          --------
                                                                                                    $611,453          $438,540
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                                                              $        44,640   $             -
    Accounts Payable                                                                                 166,915            48,699
    Accrued Expenses                                                                                  30,721            25,033
    Income Taxes                                                                                           -               645
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              8,520             8,214
                                                                                                    --------          --------
        Total Current Liabilities                                                                    250,796            82,591
Long-Term Debt                                                                                       181,907           182,468
Capital Lease Obligations                                                                              7,500             7,500
Deferred Income Taxes                                                                                 10,279             8,383
Other Long-Term Liabilities                                                                            8,657             8,599
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         42,726            42,870
Common Stock                                                                                           2,824             2,822
Paid in Capital                                                                                       13,501            13,359
Accumulated Other Comprehensive Income                                                                   975               991
Retained Earnings                                                                                     92,218            88,887
                                                                                                    --------          --------
        Stockholders' Equity                                                                         152,314           148,999
                                                                                                    --------          --------
                                                                                                    $611,453          $438,540
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                 9/30/00                10/2/99
                                                                                 -------                -------

Net Sales                                                                 $          183,181       $         181,451

Costs and Expenses:
Cost of Product Sold                                                                 169,588                 171,508
Selling, General, and Administrative                                                   5,976                   5,429
Interest Expense                                                                       4,409                   4,006
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           179,973                 180,943
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           3,208                     508

Income Taxes                                                                           1,155                     183
                                                                          ------------------       -----------------

Net Earnings                                                              $            2,053       $             325
                                                                           =================        ================

Basic:

  Earnings Per Common Share                                               $              .31       $             .05
                                                                           =================        ================

Diluted:

  Earnings Per Common Share                                               $              .20       $             .03
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)

                                                                                        Six Months Ended
                                                                                 9/30/00                10/2/99
                                                                                 -------                -------

Net Sales                                                                 $          311,008       $         269,186
Other Income                                                                           1,151                     965
                                                                          ------------------       -----------------

                                                                                     312,159                 270,151

Costs and Expenses:
Cost of Product Sold                                                                 285,812                 250,712
Selling, General, and Administrative                                                  12,047                  10,769
Interest Expense                                                                       9,077                   8,108
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           306,936                 269,589
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           5,223                     562

Income Taxes                                                                           1,880                     202
                                                                          ------------------       -----------------

Net Earnings                                                              $            3,343       $             360
                                                                           =================        ================

Basic:

  Earnings Per Common Share                                               $              .51       $             .05
                                                                          ==================       =================

Diluted:

  Earnings Per Common Share                                               $               .33      $             .04
                                                                          ==================       =================

The accompanying notes are an integral part of these condensed financial statements.


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In Thousands)
                                                                                        Six Months Ended
                                                                                 9/30/00                10/2/99
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings                                                          $            3,343      $              360
    Adjustments to Reconcile Net Earnings
     to Net Cash Used by Operating Activities:
        Depreciation and Amortization                                                 11,747                  11,501
        Deferred Income Taxes                                                          1,881                     203
        Gain on Sale of Assets                                                        (1,151)                   (965)
        Changes in Working Capital:
          Accounts Receivable                                                        (15,723)                 (4,406)
          Inventories                                                               (217,353)               (189,856)
          Off-Season Reserve                                                          46,825                  60,436
          Other Current Assets                                                          (739)                     20
          Income Taxes                                                                  (686)                   (414)
          Accounts Payable,
            Accrued Expenses and Other                                               123,962                 109,928
                                                                          ------------------       -----------------
  Net Cash Used
      by Operations                                                                  (47,894)                (13,193)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                  (11,757)                 (7,638)
    Disposals                                                                            166                     167
    Escrow Fund                                                                        3,423                       -
    Proceed from the Sale of Assets                                                    2,514                   1,800
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                    (5,654)                 (5,671)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Notes Payable                                                                     44,640                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (255)                   (621)
  Other                                                                                   10                      (5)
    Dividends                                                                            (12)                    (12)
                                                                          ------------------       -----------------
  Net Cash Provided by (Used in)
     Financing Activities                                                             44,383                    (638)
                                                                          ------------------       -----------------
Net Decrease in Cash and Short-
    Term Investments                                                                  (9,165)                (19,502)
Cash and Short-Term Investments,
Beginning of Period                                                                   11,348                  31,003
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            2,183      $           11,501
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of September 30, 2000 and results of operations for the three and six month periods ended September 30, 2000 and October 2, 1999. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2000 balance sheet was derived from audited financial statements.

        The results of operations for the three and six month periods ended September 30, 2000 and October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                   Six Months Ended
                                                  September 30, 2000
                                                  and October 2, 1999
                                                   2000          1999
                                                   ----          ----

       Net Earnings                              $3,343          $360

       Other Comprehensive Earnings, Net of Tax:

       Net Unrealized (Loss) Gain Change on
         Moog, Inc. Stock                           (16)          114
                                                 --------------------

         Comprehensive Earnings                  $3,327          $474
                                                 ====================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                               September 30, 2000

Results of Operations:

Sales:
Sales reflect an increase of 1.0% for the second quarter versus 1999. Non-Alliance vegetable sales dollars were up 12.1%. The Company's Alliance business sales dollars were down 7.1%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                                        Three Months Ended              Six Months Ended
                                                        --------------------            ----------------
                                                    9/30/00          10/2/99       9/30/00            10/2/99
                                                    -------          -------       -------            -------

Cost of Product Sold                                   92.5%         94.6%            91.9%            93.1%
Selling                                                 2.6           2.2              3.2              3.0
Administrative                                          0.7           0.7              0.7              1.0
Interest Expense                                        2.4           2.2              2.9              3.0
                                                        ---------------------------------------------------

                                                       98.2%         99.7%            98.7%           100.1%
                                                       ====================================================

Improved selling prices as compared to the prior year, especially in the Food Service business, were a major contributing factor to improved profitability.

Income Taxes:
The effective tax rate used in fiscal 2000 is 36% and 1999 is 35%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 2000

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                              Ended September                   Ended March
                                                              ---------------                   -----------
                                                             2000           1999             2000           1999
                                                             ----           ----             ----           ----

     Working Capital Balance                             $178,632        $172,867        $168,972       $167,435
     Quarter Change                                         5,165           3,029               -              -
     Notes Payable                                         44,640               -               -              -
     Long-Term Debt                                       189,407         187,369         189,968        187,904
     Current Ratio                                         1.71:1          2.05:1          3.05:1         3.98:1

The change in the Working Capital for the September 2000 quarter from the September 1999 quarter is largely due to higher earnings in the current year quarter than the prior year quarter ($2,053,000 as compared to $325,000 last year). For the six months, capital expenditures were $11.8 million in 2000 as compared to $7.6 million in 1999. In the first six months of 2000, $3.4 million of these capital expenditures were funded via a capital escrow account, which was a result of an Industrial Revenue Bond issued last year.

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





                                                Seneca Foods Corporation
                                                ------------------------
                                                        (Company)



                                                  /s/Kraig H. Kayser
                                                  ------------------------

November 10, 2000                                 Kraig H. Kayser
                                                  President and
                                                  Chief Executive Officer


                                                  /s/Jeffrey L. Van Riper
                                                  ------------------------

November 10, 2000                                 Jeffrey L. Van Riper
                                                  Controller and
                                                  Chief Accounting Officer