Form 10-Q
period 2000-12-30
SENECA FOODS CORP /NY/
filed 2001-02-12
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended December 30, 2000 Commission File Number 0-1989
                            -----------------                        ------

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

Yes   X    No
    ------    -------


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                    Class Shares Outstanding at January 31, 2001

  Common Stock Class A, $.25 Par                     3,813,595
  Common Stock Class B, $.25 Par                     2,767,357

                                                     PART I FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (In Thousands of Dollars)

                                                                                                    12/30/00           3/31/00
                                                                                                    --------           -------

ASSETS

Current Assets:
  Cash and Short-term Investments                                                                  $   2,750          $ 11,348
    Accounts Receivable, Net                                                                          30,736            31,702
    Inventories:
      Finished Goods                                                                                 222,656           156,349
        Work in Process                                                                               33,827             4,610
        Raw Materials                                                                                 27,762            42,214
                                                                                                     -------           -------
                                                                                                     284,245           203,173
    Off-Season Reserve (Note 3)                                                                      (43,036)                -
    Deferred Tax Asset (Net)                                                                           4,811             4,812
    Refundable Income Taxes                                                                               41                 -
    Other Current Assets                                                                                 794               528
                                                                                              --------------   ---------------
        Total Current Assets                                                                         280,341           251,563
Property, Plant and Equipment, Net                                                                   171,237           179,146
Other Assets                                                                                           4,270             7,831
                                                                                              --------------   ---------------
                                                                                              $      455,848   $       438,540
                                                                                              ==============   ===============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                                                              $        40,593   $             -
    Accounts Payable                                                                                  31,544            48,699
    Accrued Expenses                                                                                  24,385            25,033
    Income Taxes                                                                                       1,435               645
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                              8,669             8,214
                                                                                             ---------------   ---------------
    Total Current Liabilities                                                                        106,626            82,591
Long-Term Debt                                                                                       178,143           182,468
Capital Lease Obligations                                                                              7,095             7,500
Deferred Income Taxes                                                                                  6,394             8,383
Other Long-Term Liabilities                                                                            6,421             8,599
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         42,677            42,870
Common Stock                                                                                           2,824             2,822
Paid in Capital                                                                                       13,549            13,359
Accumulated Other Comprehensive Income                                                                   959               991
Retained Earnings                                                                                     91,090            88,887
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         151,169           148,999
                                                                                             ---------------   ---------------
                                                                                             $       455,848   $       438,540
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                12/30/00                1/1/00
                                                                                --------                ------

Net Sales                                                                 $          242,808       $         241,731

Costs and Expenses:
Cost of Product Sold                                                                 233,099                 228,086
Selling, General, and Administrative                                                   6,623                   6,272
Interest Expense                                                                       4,667                   3,917
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           244,389                 238,275
                                                                          ------------------       -----------------

Earnings (Loss) From Continuing Operations
  Before Income Taxes                                                                 (1,581)                  3,456

Income Taxes                                                                            (465)                  1,244
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                                   (1,116)                  2,212
                                                                          ==================       =================

Basic Earnings (Loss) Per Common Share                                    $             (.17)      $             .34
                                                                           =================        ================

Diluted Earnings (Loss) Per Common Share                                  $             (.11)      $             .22
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



                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)

                                                                                        Nine Months Ended
                                                                                        ------------------
                                                                                12/30/00                1/1/00
                                                                                --------                ------
Net Sales                                                                 $          553,816       $         510,917
Other Income                                                                           1,151                     965
                                                                          ------------------       -----------------
                                                                                     554,967                 511,882
Costs and Expenses:
Cost of Product Sold                                                                 518,911                 478,798
Selling, General, and Administrative                                                  18,670                  17,041
Interest Expense                                                                      13,744                  12,025
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           551,325                 507,864
                                                                          ------------------       -----------------

Earnings From Continuing Operations
  Before Income Taxes                                                                  3,642                   4,018

Income Taxes                                                                           1,415                   1,446
                                                                          ------------------       -----------------

Net Earnings                                                              $            2,227       $           2,572
                                                                           =================        ================

Basic Earnings Per Common Share                                           $              .34       $             .39
                                                                           =================        ================

Diluted Earnings Per Common Share                                         $              .22       $             .25
                                                                           =================        ================

The accompanying notes are an integral part of these condensed financial statements.


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In Thousands)
                                                                                       Nine Months Ended
                                                                                       ------------------
                                                                                12/30/00                1/01/00
                                                                                --------                -------

Cash Flows from Operating Activities:
    Net Earnings                                                          $            2,227      $            2,572
    Adjustments to Reconcile Net Earnings
     to Net Cash (Used in) Provided
   by Operating Activities:
        Depreciation and Amortization                                                 17,827                  17,406
        Deferred Income Taxes                                                         (2,021)                  1,446
        Gain on the Sale of Assets                                                    (1,151)                   (965)
        Changes in Operating Assets
          and Liabilities:
          Accounts Receivable                                                            966                    (830)
          Inventories                                                                (81,072)                (33,186)
          Off-Season Reserve                                                          43,036                  35,711
          Other Current Assets                                                          (266)                   (141)
          Income Taxes                                                                   749                    (490)
          Accounts Payable,
            Accrued Expenses and Other                                               (19,981)                 28,659
                                                                          ------------------       -----------------
  Net Cash (Used in) Provided
      by Operations                                                                  (39,686)                 50,182
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                  (11,448)                (11,304)
    Glencoe Escrow                                                                     3,548                  (5,207)
  Proceeds from the Sale of Assets                                                     2,514                   1,800
    Acquisition                                                                            -                 (48,459)
    Disposals                                                                            166                     179
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                    (5,220)                (62,991)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:

  Notes Payable                                                                       40,593                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                              (4,275)                 (4,582)
    Other                                                                                 14                      16
    Long-Term Borrowing                                                                    -                  10,978
  Dividends                                                                              (24)                    (24)
                                                                          ------------------       -----------------
Net Cash Provided by
     Financing Activities                                                             36,308                   6,388
                                                                          ------------------       -----------------
Net Decrease in Cash and Short-
    Term Investments                                                                  (8,598)                 (6,421)
Cash and Short-Term Investments,
Beginning of Period                                                                   11,348                  31,003
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            2,750      $           24,582
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 30, 2000

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of December 30, 2000 and results of operations for the three and nine month periods ended, December 30, 2000 and January 1, 2000. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2000 balance sheet was derived from audited financial statements.

        The results of operations for the nine month periods ended December 30, 2000 and January 1, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                          Nine Months Ended
                                                              December
                                                          2000          1999
                                                          ----          ----

Net Earnings                                             $2,227       $2,572

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized (Loss) Gain Change on
    Moog, Inc. Stock                                        (32)         114
                                                         -------------------
    Comprehensive Earnings                               $2,195       $2,686
                                                         ===================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                December 30, 2000

Results of Operations:

Sales:
Sales reflect an increase of 8.4% for the nine months versus 1999. The higher sales, are due to higher canned vegetable dollars sales sold under both the Company's Non-Alliance business and the Company's Alliance business. Non-Alliance vegetable sales dollars were up 7.0% including sales from the Midwest private label canned vegetable business acquired from Agrilink Foods, Inc. in November 1999. Alliance vegetable sales dollars were up 9.8%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                                         Three Months Ended               Nine Months Ended
                                                         ------------------               -----------------
                                                    12/30/00           1/1/00        12/30/00           1/1/00
                                                    --------           ------        --------           ------

Cost of Product Sold                                     96.1%          94.4%          93.8%             93.7%
Selling                                                   2.2            2.1            2.7               2.6
Administrative                                            0.5            0.5            0.6               0.7
Interest Expense                                          1.9            1.6            2.5               2.4
                                                    ---------------------------------------------------------
                                                        100.7%          98.6%          99.6%             99.4%
                                                    =========================================================

Lower selling prices as compared to the prior year, especially in the Private Label business, were a major contributing factor to lower profitability in the current quarter.

Income Taxes:
The effective tax rate used in fiscal 2001 is 39% and 2000 is 36%.

New Accounting Standards

Effective April 1, 2001, the Company will adopt the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended by SFAS No. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000 and relates to accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company has not yet determined the effect that this standard will have, if any, on the Company's financial position, results of operations or cash flows.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaces SFAS No. 125, of the same name. This standard in effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ending March 31, 2001. The Company does not believe this standard will have on impact on the Company's financial position, results of operations or cash flows.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                December 30, 2000



In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of or revenue in financial statements filed with the SEC. Although the Company has not fully accessed the implications of SAB 101, management does not believe the adoption of SAB 101 will have a significant impact on the Company's financial postion, results of operations or cash flow.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 30, 2000



Financial Condition:

The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                              Ended December                    Ended March
                                                              --------------                    -----------
                                                             2000           1999             2000           1999
                                                             ----           ----             ----           ----

     Working Capital Balance                             $173,715        $175,042        $168,972       $167,435
     Quarter Change                                        (4,916)          2,175               -              -
     Notes Payable                                         40,593               -               -              -
     Long-Term Debt                                       185,238         193,907         189,968        187,904
     Current Ratio                                         2.63:1          3.08:1          3.05:1         3.98:1

The change in the Working Capital for the December 2000 quarter from the December 1999 quarter is largely due to lower earnings in the current year than the prior year ($1.1 million current loss and $2.2 million earnings prior), and a payment of $2.0 million in the current year for an IRS audit settlement related to the years 1999, 1998, and 1997. In the first nine months ended December 2000, Capital Expenditures were $11.4 million ($11.3 million for the same period in the prior year)of which $3.5 million of capital expenditures were funded via a capital escrow account, which was a result of an Industrial Revenue Bond issued last year.


Notes payable is $41 million higher than the prior year largely due to $55 million higher Inventory in the current year than the prior year. This was partially offset by the Off Season Reserve which is a credit of $43 million in the current year a compared to a credit of $36 million in the prior year.

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

                      None.

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders
                      ---------------------------------------------------

                      None.

Item 5.               Other Information

                      None.

Item 6.               Exhibits and Reports on Form 8-K
                      ---------------------------------

A.       Exhibits

11      (11) Computation of earnings per share (filed herewith).


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





                                             Seneca Foods Corporation
                                             ------------------------
                                             (Company)



                                             /s/Kraig H. Kayser

February 12, 2001                            Kraig H. Kayser
                                             President and
                                             Chief Executive Officer


                                             /s/Jeffrey L. Van Riper

February 12, 2001                            Jeffrey L. Van Riper
                                             Controller and
                                             Chief Accounting Officer