Form 10-K
period 2001-03-31
SENECA FOODS CORP /NY/
filed 2001-06-26
CIK 88948

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 2001           Commission File Number 0-1989

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

Yes    X     No
     -----       ------

The aggregate market value of the Registrant's voting securities held by non-affiliates based on the closing sales price per market reports by the National Market System on June 1, 2001 was approximately $73,174,000.

Common shares  outstanding as of June 1, 2001 were Class A: 3,814,345,  Class B:
2,767,357.

Documents Incorporated by Reference:

(1) Proxy Statement to be issued prior to June 30, 2001 connection with the registrant's annual meeting of stockholders (the "Proxy Statement") applicable to Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 2001 (the "2001 Annual Report") applicable to Part II, Items 5-8 and
     Part IV, Item 14 of Form 10-K.


                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 2001
                            SENECA FOODS CORPORATION



PART I.                                                                                                       Pages
                                                                                                              -----

    Item 1.       Business                                                                                      1-3
    Item 2        Properties                                                                                      3
    Item 3.       Legal Proceedings                                                                               4
    Item 4.       Submission of Matters to a Vote of Equity Security Holders                                      4

PART II.

    Item 5.       Market for the Registrant's Common Stock and Related Security Holder Matters                    4
    Item 6.       Selected Financial Data                                                                         4
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                   4
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                      4
    Item 8.       Financial Statements and Supplementary Data                                                     5
    Item 9.       Changes in and Disagreements on Accounting and Financial Disclosure                             5

PART III.

    Item 10.      Directors and Executive Officers of the Registrant                                              7
    Item 11.      Executive Compensation                                                                          7
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                                  7
    Item 13.      Certain Relationships and Related Transactions                                                  7

PART IV.

    Item 14.      Exhibits, Financial Statements Schedules and Reports on Form 8-K                             7-10

SIGNATURES                                                                                                    11-12

                                     PART I
                                     Item 1

                                    Business

                         General Development of Business

SENECA FOODS CORPORATION (the "Company") was organized in 1949 and incorporated under the laws of the State of New York. In the spring of 1995, the Company began operations under its Alliance Agreement with The Pillsbury Company, which created the Company's most significant business relationship. Under the Alliance Agreement, the Company has packed canned and frozen vegetables carrying Pillsbury's Green Giant brand name. These Green Giant vegetables have been produced in vegetable plants, which the Company acquired from Pillsbury and, to a lesser extent, in the Company's other vegetable plants, which also produce vegetables under the Libby's brand name, which is licensed to the Company, and other brand names owned by the Company or its customers.

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

The following table summarizes net sales by major product category for the years ended March 31, 2001, 2000, and 1999:

Classes of similar products/services:                      2001                2000                1999
-------------------------------------------------------------------------------------------------------
                                                                        (In thousands)

Net Sales:
   Green Giant vegetables                             $ 290,346           $ 263,279           $ 289,946
   Canned vegetables                                    326,224             291,436             250,266
   Frozen vegetables                                     22,052              27,889              20,446
   Fruit and chip products                               20,092              21,075              18,117
   Flight operations                                      5,905               5,105               4,225
   Other                                                  9,681              12,294               5,049
-------------------------------------------------------------------------------------------------------
                                                      $ 674,300           $ 621,078           $ 588,049
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


                            Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality, service, and pricing being the major determinants in the Company's relative market position. During the past year approximately 9% of the Company's processed foods were packed for retail customers under the Company branded labels of Libby's(R), Blue Boy(R), Aunt Nellie's Farm Kitchen(R), and Seneca(R). About 16% of the processed foods were packed for institutional food distributors and 31% of processed foods were retail packed under the private label of customers. The remaining 44% is sold under the Alliance Agreement with Pillsbury (see note 13 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would have a material adverse effect on the Company taken as a whole. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The principal branded products are Libby's canned vegetable products, which rate among the top five national brands. The information under the heading Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report is incorporated by reference.

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


                                                      Employment
                                                      ----------
                  Food processing  -  Full time            2,267
                                    - Seasonal               337
                                                       ---------
                                                           2,604
                                      Other                   94
                                                       ---------
                                                           2,698
                                                       =========

The Company has four collective bargaining agreements with three union locals covering approximately 539 of its full time employees. The terms of these agreements result in wages and benefits, which are substantially the same for comparable positions for the Company's non-union employees. Three collective bargaining agreements expire in calendar 2002. The remaining agreement expires in calendar 2003.


                               Foreign Operations

Export sales for the Company are a relatively small portion (about 3%) of the food processing sales.


                                     Item 2

                                   Properties

The Company has seven food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,653,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package fruit and vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Six facilities in Minnesota, two facilities in Washington, one facility in Idaho, and six facilities in Wisconsin provide approximately 5,606,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

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


                                     PART II

                                     Item 5

  Market for the Registrant's Common Stock and Related Security Holder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2001 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.


                                     Item 6

                             Selected Financial Data

Refer to the information in the 2001 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Refer to the information in the 2001 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.


                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk

Refer  to  the  information  in  the  2001  Annual  Report,   "Quantitative  and
Qualitative Disclosures about Market Risk", which is incorporated by reference.

                                     Item 8

                   Financial Statements and Supplementary Data

Refer to the information in the 2001 Annual Report, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", which is incorporated by reference.

                                     Item 9

       Changes in and Disagreements on Accounting and Financial Disclosure

None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Seneca Foods Corporation
Pittsford, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated May 25, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 14 (A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Rochester, New York
May 25, 2001

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

                                     PART IV


                                     Item 14

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Exhibits,  Financial Statements, and Supplemental Schedules

      1. Financial Statements - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 2001, are incorporated by reference in Item 8:

           Consolidated Statements of Net Earnings - March 31, 2001, 2000 and
           1999

           Consolidated Balance Sheets - March 31, 2001 and 2000

           Consolidated Statements of Cash Flows - March 31, 2001, 2000 and 1999

           Consolidated Statements of Stockholders' Equity - March 31, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements - March 31, 2001, 2000 and 1999

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

     No. 13 - The material contained in the 2001 Annual Report to Shareholders under the following headings: "Five Year Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", "Quantitative and Qualitative Disclosures about Market Risk", and "Shareholder Information and Quarterly Results".

         No. 21 -   List of Subsidiaries                                    10

         No. 23 -   Consents of Experts and Counsel                         10

B.    Reports on Form 8-K

      None.


                                   Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                              Balance at     Charged/     Charged to    Deductions    Balance
                                              Beginning     (Credited)        other         from        at end
                                              of period     to income       accounts       reserve    of period
                                              -------------------------------------------------------------------

Year-ended March 31, 2001:
      Allowance for doubtful accounts         $       469   $       188   $   --        $    25 (a)   $       632
                                              ===================================================================

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

                            SENECA FOODS CORPORATION



                                  By/s/  Jeffrey L. Van Riper     June 12, 2001
                                  ---------------------------------------------
                                         Jeffrey L. Van Riper
                                         Controller and Secretary
                                         (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                             Title                                       Date
    ---------                                             -----                                       ----

/s/Arthur S. Wolcott                              Chairman and Director                            June 12, 2001
--------------------
Arthur S. Wolcott



/s/Kraig H. Kayser                                President, Chief Executive Officer,              June 12, 2001
------------------                                and Director
Kraig H. Kayser



/s/Philip G. Paras                                Chief Financial Officer                          June 12, 2001
------------------
Philip G. Paras



/s/Jeffrey L. Van Riper                           Controller and Secretary                         June 12, 2001
-----------------------                           (Principal Accounting Officer)
Jeffrey L. Van Riper



/s/Arthur H. Baer                                 Director                                         June 12, 2001
-----------------
Arthur H. Baer



/s/Andrew M. Boas                                 Director                                         June 12, 2001
-----------------
Andrew M. Boas



/s/Robert T. Brady                                Director                                         June 12, 2001
------------------
Robert T. Brady


/s/David L. Call                                  Director                                         June 12, 2001
----------------
David L. Call



/s/Edward O. Gaylord                              Director                                         June 12, 2001
--------------------
Edward O. Gaylord



/s/G. Brymer Humphreys                            Director                                         June 12, 2001
----------------------
G. Brymer Humphreys



/s/Susan W. Stuart                                Director                                         June 12, 2001
------------------
Susan W. Stuart