Form 10-Q
period 2001-06-30
SENECA FOODS CORP /NY/
filed 2001-08-13
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended June 30, 2001 Commission File Number 0-1989
                              -------------                        ------

                            Seneca Foods Corporation
                            -------------------------
               (Exact name of Company as specified in its charter)

                         New York                    16-0733425
                         --------                    ----------
               (State or other jurisdiction of   (I. R. S. Employer
               incorporation or organization)    Identification No.)

        1162 Pittsford-Victor Road, Pittsford, New York     14534
        -----------------------------------------------     -----
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

Yes   X    No
    ------    -------


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                      Class Shares Outstanding at July 31, 2001

  Common Stock Class A, $.25 Par                        3,818,967
  Common Stock Class B, $.25 Par                        2,764,957



                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                    6/30/01         3/31/01
                                                                                                    -------         -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         2,063   $         5,391
    Accounts Receivable, Net                                                                          29,171            31,510
    Inventories:
        Finished Goods                                                                               144,581           178,415
        Work in Process                                                                               14,090            13,297
        Raw Materials                                                                                 51,785            37,458
                                                                                                     -------           -------
                                                                                                     210,456           229,170
    Off-Season Reserve (Note 3)                                                                       35,865                 -
    Deferred Tax Asset (Net)                                                                           5,603             5,602
    Refundable Income Taxes                                                                              258                 -
    Other Current Assets                                                                               1,444             1,308
                                                                                              --------------   ---------------
        Total Current Assets                                                                         284,860           272,981
Property, Plant and Equipment, Net                                                                   165,656           167,450
Other Assets                                                                                           5,323             3,802
                                                                                              --------------   ---------------
                                                                                              $      455,839   $       444,233
                                                                                              ==============   ===============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                                                              $        38,045   $        24,500
    Accounts Payable                                                                                  41,444            39,726
    Accrued Expenses                                                                                  21,174            26,423
    Income Taxes                                                                                           -               343
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             19,253            18,622
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    119,916           109,614
Long-Term Debt                                                                                       167,400           164,251
Capital Lease Obligations                                                                              7,095             7,095
Deferred Income Taxes                                                                                  6,378             7,132
Other Long-Term Liabilities                                                                            6,558             6,382
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         42,642            42,671
Common Stock                                                                                           2,827             2,825
Paid in Capital                                                                                       13,583            13,555
Accumulated Other Comprehensive Income                                                                   991               961
Retained Earnings                                                                                     88,379            89,677
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         148,492           149,759
                                                                                             ---------------   ---------------
                                                                                                    $455,839          $444,233
                                                                                             ===============   ===============

The accompanying notes are an integral part of these financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)
                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/30/01                7/1/00
                                                                                 -------                ------

Net Sales                                                                 $          132,693       $         131,159
Other Income                                                                               -                   1,151
                                                                          ------------------       -----------------

                                                                                     132,693                 132,310

Costs and Expenses:
Cost of Product Sold                                                                 124,720                 119,691
Selling, General, and Administrative                                                   5,067                   5,936
Interest Expense                                                                       4,915                   4,668
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           134,702                 130,295
                                                                          ------------------       -----------------
(Loss) Earnings Before Income Taxes                                                   (2,009)                  2,015

Income Taxes                                                                            (723)                    725
                                                                          ------------------       -----------------

Net (Loss) Earnings                                                       $           (1,286)      $           1,290
                                                                           =================        ================

Basic:

  (Loss) Earnings Per Common Share                                                     (.20)                     .20
                                                                          =================        =================

Diluted:

  (Loss) Earnings Per Common Share                                                     (.20)                     .13
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


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                       -------------------
                                                                                 6/30/01                7/1/00
                                                                                 -------                ------
Cash Flows From Operating Activities:
    Net (Loss) Earnings                                                   $           (1,286)     $            1,290
    Adjustments to Reconcile Net (Loss) Earnings
     to Net Cash Used by Operating Activities:
        Depreciation and Amortization                                                  6,108                   5,881
        Deferred Income Taxes                                                           (725)                    725
        Gain on Sale of Assets                                                             -                  (1,151)
        Changes in Working Capital:
          Accounts Receivable                                                          2,339                  (2,647)
          Inventories                                                                 18,714                  (8,180)
          Off-Season Reserve                                                         (35,865)                (30,998)
          Other Current Assets                                                          (136)                 (1,360)
          Income Taxes                                                                  (601)                   (707)
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                           (3,355)                 19,398
                                                                          ------------------       -----------------
  Net Cash Used
      in Operations                                                                  (14,807)                (17,749)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (4,314)                 (7,265)
    Escrow Funds                                                                      (1,525)                  2,292
    Disposals                                                                              -                      57
    Proceed from the Sale of Assets                                                        -                   2,514
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                    (5,839)                 (2,402)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Net Borrowings on Notes Payable                                                   13,545                  10,470
    Proceeds from the Issuance of Long-Term
      Debt                                                                             3,950                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (170)                   (126)
    Other                                                                                  5                       4
    Dividends                                                                            (12)                    (12)
                                                                          ------------------       -----------------
  Net Cash Provided by
     Financing Activities                                                             17,318                  10,336
                                                                          ------------------       -----------------
Net Decrease in Cash and Short-
    Term Investments                                                                  (3,328)                 (9,815)
Cash and Short-Term Investments,
Beginning of Period                                                                    5,391                  11,348
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            2,063      $            1,533
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2001

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of June 30, 2001 and results of operations for the three month periods ended June 30, 2001 and July 1, 2000. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2001 balance sheet was derived from audited financial statements.

        The results of operations for the three month periods ended June 30, 2001 and July 1, 2000 are not necessarily indicative of the results to be expected for the full year.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2001 Seneca Foods Corporation Annual Report and 10-K.

        Other footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report and 10-K.

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

3. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                      Three Months Ended
                                                      June 30 and July 1,
                                                      2001          2000
                                                      ----          ----

Net (Loss) Earnings                                $(1,286)       $1,290

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain (Loss) Change on
    Moog, Inc. Stock                                    30           (16)
                                                   ---------------------

    Comprehensive (Loss) Earnings                 $(1,256)        $1,274
                                                  ======================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  June 30, 2001

Results of Operations:

Sales:
Total Sales reflect an increase of 1.2% for the first three months versus 2000. The Company's Alliance business sales dollars increased by 1.6%. Non-Alliance vegetable sales dollars increased by 1.7% and sales quantities increased 4.2%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                                     Three Months Ended
                                                     ------------------
                                                 6/30/01          7/1/00
                                                 -------          ------
Cost of Product Sold                               94.0%            91.2%
Selling                                             3.1              3.7
Administrative                                      0.7              0.8
Interest Expense                                    3.7              3.6
                                                  ----------------------
                                                  101.5%            99.3%
                                                  ======================

Lower selling prices as compared to the prior year, especially in the Private Label and Food Service businesses, were a major contributing factor in lower profitability.

Income Taxes:
The effective tax rate used in 2002 and 2001 is 36%.

Financial Condition: The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):



                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                                ----------                      -----------
                                                             2001           2000             2001           2000
                                                             ----           ----             ----           ----

     Working Capital Balance                             $164,944        $173,467        $163,367       $168,972
     Quarter Change                                         1,577           4,495               -              -
     Notes Payable                                         38,045          10,470          24,500              -
     Long-Term Debt                                       174,495         189,834         171,346        189,968
     Current Ratio                                         2.38:1          2.56:1          2.49:1         3.05:1

The change in the Working Capital for the June 2001 quarter from the June 2000 quarter is largely due to lower earnings in the current year quarter than the prior year quarter ($1,286,000 loss as compared to $1,290,000 earnings last year) partially offset by lower capital expenditures, which were $4.3 million in 2001 as compared to $7.3 million in 2000. In 2000, $2.3 million of these capital expenditures were funded via a capital escrow account, which was a result of an Industrial Revenue Bond issued the prior year.

During  the  first  quarter  of  the  current  year,  a  $3,200,000   Industrial
Development Bond was issued to finance a capital expansion of the Yakima, Washington plant related to snack chips.

See Consolidated Condensed Statements of Cash Flows for further details.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 2001


Quantitative and Qualitative Disclosures about Market Risk:

The Company has not experienced any material changes in Market Risk since our March 31, 2001 report.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning that numerous important factors which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, in the future, could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Recently Issued Accounting Standard

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Since the Company does not have Goodwill on it's balance sheet, this statement is not expected to have a material impact on its consolidated financial statements.

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





                                                     Seneca Foods Corporation
                                                     ------------------------
                                                            (Company)



                                                     /s/Kraig H. Kayser
                                                     ------------------------

August 13, 2001                                      Kraig H. Kayser
                                                     President and
                                                     Chief Executive Officer


                                                     /s/Jeffrey L. Van Riper
                                                     ------------------------

August 13, 2001                                      Jeffrey L. Van Riper
                                                     Controller and
                                                     Chief Accounting Officer