Form 10-Q
period 2001-09-29
SENECA FOODS CORP /NY/
filed 2001-11-09
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended September 29, 2001   Commission File Number 0-1989
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

Yes   X    No
    ------    -------


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                   Class Shares Outstanding at October 31, 2001

  Common Stock Class A, $.25 Par                      3,817,567
  Common Stock Class B, $.25 Par                      2,767,357



                                                      PART I FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (In Thousands of Dollars)

                                                                                                     9/29/01          3/31/01
                                                                                                     -------          -------

ASSETS

Current Assets:
    Cash and Short-term Investments                                                          $         5,373   $         5,391
    Accounts Receivable, Net                                                                          50,052            31,510
    Inventories:
        Finished Goods                                                                               296,021           178,415
        Work in Process                                                                               40,607            13,297
        Raw Materials                                                                                 26,248            37,458
                                                                                                     -------           -------
                                                                                                     362,876           229,170
    Off-Season Reserve (Note 3)                                                                      (45,249)                -
    Deferred Tax Asset                                                                                 5,603             5,602
    Refundable Income Taxes                                                                              596                 -
    Other Current Assets                                                                               1,592             1,308
                                                                                              --------------   ---------------
        Total Current Assets                                                                         380,843           272,981
Property, Plant and Equipment, Net                                                                   164,439           167,450
Other Assets                                                                                           3,499             3,802
                                                                                              --------------   ---------------
                                                                                                    $548,781          $444,233
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                                                              $        26,000   $        24,500
    Accounts Payable                                                                                 134,574            39,726
    Accrued Expenses                                                                                  31,222            26,423
    Income Taxes Payable                                                                                   -               343
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             19,584            18,622
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    211,380           109,614
Long-Term Debt                                                                                       169,769           164,251
Capital Lease Obligations                                                                              7,095             7,095
Deferred Income Taxes                                                                                  6,149             7,132
Other Long-Term Liabilities                                                                            6,304             6,382
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         42,630            42,671
Common Stock                                                                                           2,827             2,825
Paid in Capital                                                                                       13,595            13,555
Accumulated Other Comprehensive Income                                                                   999               961
Retained Earnings                                                                                     87,963            89,677
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         148,084           149,759
                                                                                             ---------------   ---------------
                                                                                                    $548,781          $444,233
                                                                                                    ========          ========

The accompanying notes are an integral part of these financial statements.


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)
                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 9/29/01                9/30/00
                                                                                 -------                -------

Net Sales                                                                 $          176,800       $         187,773

Costs and Expenses:
Cost of Product Sold                                                                 167,428                 174,145
Selling, General, and Administrative                                                   5,091                   6,011
Other Expense                                                                            321                       -
Interest Expense                                                                       4,610                   4,409
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           177,450                 184,565
                                                                          ------------------       -----------------

(Loss) Earnings Before Income Taxes                                                     (650)                  3,208

Income Taxes                                                                            (234)                  1,155
                                                                          ------------------       -----------------

Net (Loss) Earnings                                                       $             (416)      $           2,053
                                                                           =================        ================

Basic:

  (Loss) Earnings Per Common Share                                        $             (.06)      $             .31
                                                                           =================         ===============

Diluted:

  (Loss) Earnings Per Common Share                                        $             (.06)      $             .20
                                                                           =================         ===============

The accompanying notes are an integral part of these condensed financial statements.


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)
                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 9/29/01                9/30/00
                                                                                 -------                -------

Net Sales                                                                 $          309,493       $         318,932

Costs and Expenses:
Cost of Product Sold                                                                 292,148                 293,836
Selling, General, and Administrative                                                  10,158                  11,947
Other Expense (Income)                                                                   321                  (1,151)
Interest Expense                                                                       9,525                   9,077
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           312,152                 313,709
                                                                          ------------------       -----------------

(Loss) Earnings Before Income Taxes                                                   (2,659)                  5,223

Income Taxes                                                                            (957)                  1,880
                                                                          ------------------       -----------------

Net (Loss) Earnings                                                       $           (1,702)      $           3,343
                                                                           =================        ================

Basic:

  (Loss) Earnings Per Common Share                                        $             (.26)      $             .51
                                                                           =================        ================

Diluted:

  (Loss) Earnings Per Common Share                                        $             (.26)      $             .33
                                                                           =================        ================

The accompanying notes are an integral part of these condensed financial statements.


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                             (In Thousands)
                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 9/29/01                9/30/00
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net (Loss) Earnings                                                   $           (1,702)     $            3,343
    Adjustments to Reconcile Net (Loss)
      Earnings to Net Cash Provided (Used)
      by Operating Activities:
        Depreciation and Amortization                                                 12,056                  11,747
        Deferred Income Taxes                                                           (959)                  1,881
        Gain on Sale of Assets                                                             -                  (1,151)
        Other Expense                                                                    321                       -
        Changes in Working Capital:
          Accounts Receivable                                                        (18,542)                (15,723)
          Inventories                                                               (133,706)               (217,353)
          Off-Season Reserve                                                          45,249                  46,825
          Other Current Assets                                                          (284)                   (739)
          Income Taxes                                                                  (939)                   (686)
          Accounts Payable,
            Accrued Expenses and Other                                                99,248                 123,962
                                                                          ------------------       -----------------
  Net Cash Provided (Used)
      by Operations                                                                      742                 (47,894)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (9,139)                (11,757)
    Disposals                                                                             94                     166
    Escrow Fund                                                                          308                   3,423
    Proceeds from the Sale of Assets                                                       -                   2,514
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                    (8,737)                 (5,654)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Proceeds from Issuance of Long-Term Debt                                           6,912                       -
    Notes Payable (net)                                                                1,500                  44,640
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (432)                   (255)
    Other                                                                                  9                      10
    Dividends                                                                            (12)                    (12)
                                                                          ------------------       -----------------
  Net Cash Provided by
     Financing Activities                                                              7,977                  44,383
                                                                          ------------------       -----------------
Net Decrease in Cash and Short-
    Term Investments                                                                     (18)                 (9,165)
Cash and Short-Term Investments,
Beginning of Period                                                                    5,391                  11,348
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $            5,373      $            2,183
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 29, 2001

1.      Consolidated Condensed Financial Statements

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of September 29, 2001 and results of operations for the three and six month periods ended September 29, 2001 and September 30, 2000. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2001 balance sheet was derived from audited financial statements.

        The results of operations for the three and six month periods ended September 29, 2001 and September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2001 Seneca Foods Corporation Annual Report and 10-K.

        Other footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report and 10-K.

2. Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.

3. Comprehensive income consisted solely of Net (Loss) Earnings and Net Unrealized Gain (Loss) Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                       Six Months Ended
                                                     September 29 and 30
                                                     2001          2000
                                                     ----          ----

Net (Loss) Earnings                                $(1,702)      $3,343

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain (Loss) Change on
    Moog, Inc. Stock                                    38          (16)
                                                   --------------------

    Comprehensive (Loss) Earnings                  $(1,664)      $3,327
                                                   ====================

4. The Company issued Long-Term Debt of $6.9 million during the first six months of 2002. The largest instrument was a $3.2 million Industrial Development Bond issued to finance the expansion of the Yakima, Washington plant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                               September 29, 2001

Results of Operations:

Sales: Total Sales reflect a decrease of 5.8% for the second quarter versus 2000. The Company's Alliance business sales dollars decreased by 17.8%. Non-Alliance vegetable sales dollars increased by 7.3% and sales quantities increased 7.9%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                                        Three Months Ended              Six Months Ended
                                                        ------------------              ----------------
                                                    9/29/01         9/30/00        9/29/01            9/30/00
                                                    -------         -------        -------            -------

Cost of Product Sold                                   94.7%         92.8%            94.4%            92.3%
Selling                                                 2.4           2.6              2.7              3.0
Administrative                                          0.5           0.6              0.6              0.7
Other Expense (Income)                                  0.2           0.0              0.1             (0.4)
Interest Expense                                        2.6           2.3              3.1              2.8
                                                        ---------------------------------------------------

                                                      100.4%         98.3%           100.9%            98.4%
                                                      =====================================================

Lower selling prices as compared to the prior year, especially in the Private Label and Food Service businesses, were a major contributing factor in lower profitability. The Other Expense is a charge of $321,000 for a severance accrual.

Income Taxes:
The effective tax rate used in 2002 and 2001 is 36%.

Financial Condition: The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                              Ended September                   Ended March
                                                              ---------------                   -----------
                                                             2001           2000             2001           2000
                                                             ----           ----             ----           ----


     Working Capital Balance                             $169,463        $178,632        $163,367       $168,972
     Quarter Change                                         4,519           5,165               -              -
     Notes Payable                                         26,000          44,640          24,500              -
     Long-Term Debt                                       176,864         189,407         171,346        189,968
     Current Ratio                                         1.80:1          1.71:1          2.49:1         3.05:1

The change in the Working Capital for the September 2001 quarter from the September 2000 quarter is largely due to lower earnings in the current year quarter than the prior year quarter ($416,000 loss as compared to $2,053,000 earnings last year) partially offset by issuance of long-term debt, which was $2.9 million in 2001 as compared to none in 2000.

During the second quarter of the current year, a $1,500,000 mortgage was issued to finance the purchase of a warehouse in Mayville, Wisconsin.

See Consolidated Condensed Statements of Cash Flows for further details.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 29, 2001


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

Recently Issued Accounting Standard

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Since the Company does not have Goodwill on its balance sheet, this statement is not expected to have a material impact on its consolidated financial statements.

In  August  2001,  the  FASB  issued  SFAS No.  143,  Accounting  for the  Asset
Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting provisions of APB No. 30, Reporting the Results of Operations-Reporting and Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 is effective for years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with the Statement. The Company is currently evaluating the impact of this statement.

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





                                                     Seneca Foods Corporation
                                                     ------------------------
                                                             (Company)



                                                      /s/Kraig H. Kayser
                                                      ------------------------

November 9, 2001                                      Kraig H. Kayser
                                                      President and
                                                      Chief Executive Officer


                                                      /s/Jeffrey L. Van Riper
                                                      ------------------------

November 9, 2001                                      Jeffrey L. Van Riper
                                                      Controller and
                                                      Chief Accounting Officer