Form 10-Q
period 2001-12-29
SENECA FOODS CORP /NY/
filed 2002-02-12
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended December 29, 2001 Commission File Number 0-1989
                            -----------------                        ------

                            Seneca Foods Corporation
               (Exact name of Company as specified in its charter)

                       New York                    16-0733425
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

Yes   X    No
    ------    -------


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                    Class Shares Outstanding at January 31, 2002

  Common Stock Class A, $.25 Par                      3,820,467
  Common Stock Class B, $.25 Par                      2,767,357


                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)

                                                                                                  12/29/01           3/31/01
                                                                                                  --------           -------

ASSETS

Current Assets:
  Cash and Short-term Investments                                                             $       12,281    $        5,391
    Accounts Receivable, Net                                                                          35,383            31,510
    Inventories:
        Finished Goods                                                                               196,967           178,415
        Work in Process                                                                               15,563            13,297
        Raw Materials                                                                                 25,342            37,458
                                                                                                     -------           -------
                                                                                                     237,872           229,170
    Off-Season Reserve (Note 2)                                                                      (45,576)                -
    Deferred Tax Asset                                                                                 5,656             5,602
    Refundable Income Taxes                                                                              189                 -
    Other Current Assets                                                                               1,267             1,308
                                                                                              --------------   ---------------
        Total Current Assets                                                                         247,072           272,981
Property, Plant and Equipment, Net                                                                   160,623           167,450
Other Assets                                                                                           2,452             3,802
                                                                                              --------------   ---------------
                                                                                                    $410,147          $444,233
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                                                              $             -   $        24,500
    Accounts Payable                                                                                  26,706            39,726
    Accrued Expenses                                                                                  26,962            26,423
    Income Taxes Payable                                                                                   -               343
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             19,441            18,622
                                                                                             ---------------   ---------------
    Total Current Liabilities                                                                         73,109           109,614
Long-Term Debt                                                                                       167,122           164,251
Capital Lease Obligations                                                                              6,670             7,095
Deferred Income Taxes                                                                                  7,041             7,132
Other Long-Term Liabilities                                                                            5,865             6,382
Stockholders' Equity:
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         42,624            42,671
Common Stock                                                                                           2,827             2,825
Paid in Capital                                                                                       13,601            13,555
Accumulated Other Comprehensive Income                                                                   977               961
Retained Earnings                                                                                     90,241            89,677
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         150,340           149,759
                                                                                             ---------------   ---------------
                                                                                                    $410,147          $444,233
                                                                                                    ========          ========

The accompanying notes are an integral part of these financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                12/29/01               12/30/00
                                                                                --------               --------

Net Sales                                                                 $          236,932       $         248,109

Costs and Expenses:
Cost of Product Sold                                                                 223,964                 238,525
Selling, General, and Administrative                                                   5,325                   6,498
Interest Expense                                                                       4,018                   4,667
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           233,307                 249,690
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                    3,625                  (1,581)

Income Taxes                                                                           1,335                    (465)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                                    2,290                  (1,116)
                                                                          ==================       =================

Basic Earnings (Loss) Per Common Share                                    $              .35       $            (.17)
                                                                           =================        ================

Diluted Earnings (Loss) Per Common Share                                  $              .22       $            (.17)
                                                                           =================        ================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In Thousands, except Share Data)
                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                12/29/01               12/30/00
                                                                                --------               --------

Net Sales                                                                 $          546,425       $         567,042

Costs and Expenses:
Cost of Product Sold                                                                 516,112                 532,362
Selling, General, and Administrative                                                  15,483                  18,445
Other Expense (Income)                                                                   321                  (1,151)
Interest Expense                                                                      13,543                  13,744
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           545,459                 563,400
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                             966                   3,642

Income Taxes                                                                             378                   1,415
                                                                          ------------------       -----------------

Net Earnings                                                              $              588       $           2,227
                                                                           =================        ================

Basic Earnings Per Common Share                                           $              .09       $             .34
                                                                           =================        ================

Diluted Earnings Per Common Share                                         $              .06       $             .22
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

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                12/29/01               12/30/00
                                                                                --------               --------
Cash Flows from Operating Activities:
    Net Earnings                                                          $              588      $            2,227
    Adjustments to Reconcile Net Earnings
     to Net Cash Provided by (Used in)
   Operating Activities:
        Depreciation and Amortization                                                 18,287                  17,827
        Deferred Income Taxes                                                           (108)                 (2,021)
        Gain on the Sale of Assets                                                         -                  (1,151)
        Other Expense                                                                    321                       -
        Changes in Operating Assets
          and Liabilities:
          Accounts Receivable                                                         (3,873)                    966
          Inventories                                                                 (8,702)                (81,072)
          Off-Season Reserve                                                          45,576                  43,036
          Other Current Assets                                                            41                    (266)
          Income Taxes                                                                  (532)                    749
          Accounts Payable,
            Accrued Expenses and Other                                               (13,319)                (19,981)
                                                                          ------------------       -----------------
  Net Cash Provided by
      (Used in) Operations                                                            38,279                 (39,686)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                  (11,555)                (11,448)
    Capital Escrows                                                                    1,316                   3,548
  Proceeds from the Sale of Assets                                                         -                   2,514
    Disposals                                                                             95                     166
                                                                          ------------------       -----------------
  Net Cash Used in Investing
        Activities                                                                   (10,144)                 (5,220)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:

  Notes Payable                                                                      (24,500)                 40,593
    Long-Term Borrowing                                                                8,079                       -
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                              (4,814)                 (4,275)
    Other                                                                                 14                      14
  Dividends                                                                              (24)                    (24)
                                                                          ------------------       -----------------
    Net Cash (Used in) Provided by
        Financing Activities                                                         (21,245)                 36,308
                                                                          ------------------       -----------------
Net Increase (Decrease) in Cash and
  Short-Term Investments                                                               6,890                  (8,598)
Cash and Short-Term Investments,
Beginning of Period                                                                    5,391                  11,348
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $           12,281      $            2,750
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 29, 2001

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of December 29, 2001 and results of operations for the three and nine month periods ended, December 29, 2001 and December 30, 2000. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2001 balance sheet was derived from audited financial statements.

        The results of operations for the nine month periods ended December 29, 2001 and December 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                      Nine Months Ended December
                                                      --------------------------
                                                           2001          2000
                                                           ----          ----

Net Earnings                                               $588        $2,227

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain (Loss) Change on
    Moog, Inc. Stock                                         16           (32)
                                                       ----------------------

    Comprehensive Earnings                                 $604        $2,195
                                                       ======================


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 29, 2001

Results of Operations:

Sales:
Total Sales reflect a decrease of 4.5% for the third quarter versus 2000. The Company's Alliance business sales dollars decreased by 10.6%. Non-Alliance vegetable sales dollars increased by 3.3% and sales quantities decreased 1.8%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                                      Three Months Ended               Nine Months Ended
                                                   12/29/01         12/30/00       12/29/01          12/30/00
                                                   --------         --------       --------          --------
Cost of Product Sold                                   94.5%         96.1%            94.4%            94.0%
Selling                                                 1.9           2.1              2.3              2.6
Administrative                                          0.4           0.5              0.5              0.6
Other Expense (Income)                                  0.0           0.0              0.1             (0.2)
Interest Expense                                        1.7           1.9              2.5              2.4
                                                        ---------------------------------------------------

                                                       98.5%        100.6%            99.8%            99.4%
                                                       ====================================================

Higher selling prices as compared to the prior year quarter, especially in the Branded and Private Label Retail businesses, were a major contributing factor in higher profitability in the current year quarter.

Income Taxes:
The effective tax rate used in 2002 and 2001 is 39%.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                               As of and                         As of and
                                                             For the Quarter                   For the Year
                                                              Ended December                    Ended March
                                                              --------------                    -----------
                                                             2001           2000             2001           2000
                                                             ----           ----             ----           ----
     Working Capital Balance                             $173,963        $173,715        $163,367       $168,972
     Quarter Change                                         4,500          (4,917)              -              -
     Notes Payable                                              -          40,593          24,500              -
     Long-Term Debt                                       173,792         185,238         171,346        189,968
     Current Ratio                                         3.38:1          2.63:1          2.49:1         3.05:1

The change in the Working Capital for the December 2001 quarter from the December 2000 quarter is largely due to higher earnings in the current year quarter than the prior year quarter ($2,290,000 earnings as compared to $1,116,000 loss last year) and the reduction of deferred taxes last year due to a payment of $2,000,000 to the Internal Revenue Service for an examination adjustments related to timing issues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 29, 2001

During the second quarter of the current year, a $1,500,000 mortgage was issued to finance the purchase of a warehouse in Mayville, Wisconsin.

The following addresses the recently issued SEC disclosure guidelines entitled, "Commission Statement about Management's Disclosure and Analysis of Financial Condition and Results of Operations." The Company has an Alliance Agreement with Pillsbury (a subsidiary of General Mills, Inc.), whereby the Company processes canned and frozen vegetables for Pillsbury under the Green Giant brand name. Pillsbury continues to be responsible for all of the sales, marketing and customer service functions for the Green Giant products. For the nine months ended December 29, 2001, the Company sold $21 million of canned and frozen vegetables to Pillsbury, which compares to $40 million sold to Pillsbury for the nine months ended December 30, 2000. In addition, for the nine months ended December 29, 2001, the Company sold for cash, $229 million of Green Giant vegetables to a special purpose entity (SPE), versus $241 million sold to the SPE for the nine months ended December 30, 2000. At the time of the sale of the Green Giant vegetables to the SPE, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

The SPE is not required to be consolidated with the Company's financial statements due, in part, to several reasons:

- The majority owner of the SPE has control of the SPE and is an independent third party who has made a substantial capital contribution in the SPE. In addition, the equity capital of the SPE is always in excess of the minimum guidelines for such an entity.

- The majority owner of the SPE has substantial risks and rewards of ownership of the assets of the SPE. The equity investment of the majority owner is subordinate to any debt holders.

-    The SPE activities are not on the exclusive behalf of the Company.

The Company expects to continue selling product to the SPE through, at least, December 2002. Cash generated from these sales together with its available credit resources, will be sufficient for its anticipated working capital requirements through fiscal 2003.


See Consolidated Condensed Statements of Cash Flows for further details.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 29, 2001

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Since the Company does not have goodwill or other intangible assets on its balance sheet, this Statement is not expected to have a material impact on its consolidated financial statements.

In  August  2001,  the FASB  issued  SFAS No.  143,  Accounting  for  Asset
Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

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





                                                 Seneca Foods Corporation
                                                 ------------------------
                                                          (Company)



                                                 /s/Kraig H. Kayser
                                                 ------------------------
February 12, 2002                                Kraig H. Kayser
                                                 President and
                                                 Chief Executive Officer


                                                 /s/Jeffrey L. Van Riper
                                                 ------------------------

February 12, 2002                                Jeffrey L. Van Riper
                                                 Controller and
                                                 Chief Accounting Officer