Form 10-Q/A
period 2001-12-29
SENECA FOODS CORP /NY/
filed 2002-02-12
CIK 88948

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

              3736 South Main Street, Marion, New York 14505
               (Address of principal executive offices) (Zip Code)


Company's telephone number, including area code          716/385-9500
                                                         ------------


                 1162 Pittsford-Victor Road, Pittsford, NY 14534
                 -----------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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