Form 10-K
period 2002-03-31
SENECA FOODS CORP /NY/
filed 2002-06-25
CIK 88948

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 2002          Commission File Number 0-1989

                            SENECA FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

         New York                                      16-0733425
         --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3736 South Main Street, Marion, New York                 14505
----------------------------------------                 -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (315) 926-8100

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

Yes   X    No
     ---       ----

The aggregate market value of the Registrant's voting securities held by non-affiliates based on the closing sales price per market reports by the National Market System on June 1, 2002 was approximately $78,483,000.

Common shares outstanding as of June 1, 2002 were Class A:  3,823,115, Class B:
2,764,005.

Documents Incorporated by Reference:

(1) Proxy Statement to be issued prior to June 30, 2002 in connection with the Registrant's annual meeting of stockholders (the "Proxy Statement") applicable to Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 2002 (the "2002 Annual Report") applicable to Part II, Items 5-8 and
     Part IV, Item 14 of Form 10-K.

                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 2002
                            SENECA FOODS CORPORATION


PART I.                                                                                                       Pages
                                                                                                              -----

    Item 1.       Business                                                                                      1-3
    Item 2.       Properties                                                                                      3
    Item 3.       Legal Proceedings                                                                               4
    Item 4.       Submission of Matters to a Vote of Security Holders                                             4

PART II.

    Item 5.       Market for Registrant's Common Stock and Related Security Holder Matters                        4
    Item 6.       Selected Financial Data                                                                         4
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                   4
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                      5
    Item 8.       Financial Statements and Supplementary Data                                                     5
    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            5

PART III.

    Item 10.      Directors and Executive Officers of the Registrant                                              7
    Item 11.      Executive Compensation                                                                          7
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                                  7
    Item 13.      Certain Relationships and Related Transactions                                                  7

PART IV.

    Item 14.      Exhibits, Financial Statements Schedules and Reports on Form 8-K                             7-10

SIGNATURES                                                                                                    11-12







                                     PART I
                                     Item 1

                                    Business

                         General Development of Business

SENECA FOODS CORPORATION (the "Company") was organized in 1949 and incorporated under the laws of the State of New York. In the spring of 1995, the Company initiated a 20-year Alliance Agreement with The Pillsbury Company, which created the Company's most significant business relationship. Under the Alliance
Agreement, the Company has packed canned and frozen vegetables carrying Pillsbury's Green Giant brand name. These Green Giant vegetables have been produced in vegetable plants, which the Company acquired from Pillsbury and, to a lesser extent, in the Company's other vegetable plants, which also produce vegetables under the Libby's brand name, which is licensed to the Company, and other brand names owned by the Company or its customers.

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

                  Financial Information about Industry Segments

The Company's business activities are conducted in food and non-food operations. The food operation constitutes 98% of total sales, of which approximately 97% is vegetable processing and 3% is fruit processing. The non-food operation is an air charter service, which represents 2% of the Company's total sales.


                        Narrative Description of Business

                         Principal Products and Markets

Food Processing

The principal products of this segment include canned vegetable, frozen vegetable and fruit products. The products are sold to retail and institutional markets. The Company has divided the United States into four major marketing sections: Eastern, Southern, Northwestern, and Southwestern. Food processing operations are primarily supported by plant locations in New York, Wisconsin, Washington, Idaho, and Minnesota.

The following table summarizes net sales by major product category for the years ended March 31, 2002, 2001, and 2000:

Classes of similar products/services:                      2002                2001                2000
-------------------------------------------------------------------------------------------------------
                                                                        (In thousands)

Net Sales:
   Green Giant vegetables                             $ 258,412           $ 290,346           $ 263,279
   Canned vegetables                                    333,048             326,224             291,436
   Frozen vegetables                                     25,165              22,052              27,889
   Fruit and chip products                               19,982              20,092              21,075
   Flight operations                                      5,588               5,905               5,105
   Other                                                  8,880               9,681              12,294
-------------------------------------------------------------------------------------------------------
                                                      $ 651,075           $ 674,300           $ 621,078
=======================================================================================================

Other

Seneca Flight Operations provides air charter service primarily to industries in upstate New York.


                     Source and Availability of Raw Material

Food Processing

The Company's food processing plants are located in major vegetable and fruit producing states. Fruits and vegetables are primarily obtained through contracts with growers. The Company's sources of supply are considered equal or superior to its competition for all of its food products.


                                Seasonal Business

Food Processing

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are usually offsetting to some extent. The supply of commodities, current pricing, and expected new crop quantity and quality, affect the timing of the Company's sales and earnings. An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings. The Off Season Allowance is zero at fiscal year-end.


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


                            Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality, service, and pricing being the major determinants in the Company's relative market position. During the past year approximately 9% of the Company's processed foods were packed for retail customers under the Company branded labels of Libby's(R), Blue Boy(R), Aunt Nellie's Farm Kitchen(R), and Seneca(R). About 14% of the processed foods were packed for institutional food distributors and 36% of processed foods were retail packed under the private label of customers. The remaining 41% is sold under the Alliance Agreement with Pillsbury (see note 13 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would substantially reduce the Company's sales and profitability unless the Company were to enter into a new substantial supply relationship with Pillsbury or another major vegetable marketer. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The principal branded products are Libby's canned vegetable products, which rate among the top five national brands. The information under the heading Results of Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report is incorporated by reference.

                            Environmental Protection

Environmental protection is an area that has been worked on most diligently at each food processing facility. In all locations, the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards. The Company does not expect any material capital expenditures to comply with environmental regulations in the near future. The Company is a potentially responsible party with respect to two waste disposal sites owned and operated by others. The Company believes that any reasonably anticipated liabilities will not exceed $137,000 in the aggregate.

                            Environmental Litigation

The Company is a defendant in a suit entitled State of Wisconsin vs. Seneca Foods Corporation, et. al., commenced July 30, 2001, in the Rock County (Wisconsin) Circuit Court. In the suit, the Wisconsin Department of Justice seeks civil penalties against the Company. The State alleges that the Company stored and/or disposed of two different types of materials at a Wisconsin facility in violation of applicable laws. The Company has cooperated with Wisconsin authorities to remove the materials and complete remediation activities but is contesting the State's efforts to recover a monetary penalty. The first subject matter of the suit involved events, which occurred approximately 19 years ago, and there was no addition of materials in subsequent years. The second subject matter of the suit involved two events between 1995 and 1999. All material at issue in the action has been removed and properly disposed of. If civil penalties are imposed, by judgment or settlement, the Company would incur a liability, although the ultimate amount of the liability that might be incurred is uncertain. The Company's reported net earnings for fiscal 2002 reflects an estimated charge with respect to this matter, which may be less or more than the ultimate charge, in which case an appropriate adjustment will be made in subsequent financial periods. The Company does not anticipate that future compliance will require significant changes in its production and packing operations.



                                   Employment

                  Food processing  -  Full time            1,995
                                    - Seasonal               306
                                                       ---------
                                                           2,301
                                      Other                   82
                                                       ---------

                                                           2,383
                                                        ========

The Company has four collective bargaining agreements with three union locals covering approximately 539 of its full time employees. The terms of these agreements result in wages and benefits, which are substantially the same for comparable positions for the Company's non-union employees. Three collective bargaining agreements expire in calendar 2003. The remaining agreement expires in calendar 2004.


                               Foreign Operations

Export sales for the Company are a relatively small portion (about 3%) of the food processing sales.


                                     Item 2

                                   Properties

The Company has seven food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,588,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Six facilities in Minnesota, two facilities in Washington, one facility in Idaho, and six facilities in Wisconsin provide approximately 5,708,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

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

                                     Item 3

                                Legal Proceedings

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages. The Company does not believe that an adverse decision in any of these proceedings would have a material adverse impact on its financial position, results of operations or cash flows. See Environmental Litigation for further legal discussion.


                                     Item 4

               Submission of Matters to a Vote of Security Holders

No matters were submitted to vote of shareholders during the last quarter of the fiscal period covered by this report.


                                     PART II

                                     Item 5

    Market for Registrant's Common Stock and Related Security Holder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2002 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.


                                     Item 6

                             Selected Financial Data

Refer to the information in the 2002 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

 Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2002 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.

                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk

Refer  to  the  information  in  the  2002  Annual  Report,   "Quantitative  and
Qualitative Disclosures about Market Risk", which is incorporated by reference.

                                     Item 8

                   Financial Statements and Supplementary Data

Refer to the information in the 2002 Annual Report, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", which is incorporated by reference.

                                     Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Seneca Foods Corporation
Marion, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 2002 and 2001, and for each of the three years in the period ended March 31, 2002, and have issued our report thereon dated May 24, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 14 (A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Rochester, New York
May 24, 2002

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

                                     PART IV


                                     Item 14

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Exhibits,  Financial Statements, and Supplemental Schedules

      1. Financial Statements - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 2002, are incorporated by reference in Item 8:

           Consolidated Statements of Net Earnings - Years ended March 31, 2002, 2001 and 2000

           Consolidated Balance Sheets - March 31, 2002 and 2001

           Consolidated Statements of Cash Flows - Years ended March 31, 2002, 2001 and 2000

           Consolidated Statements of Stockholders' Equity - Years ended March 31, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements - Years ended March 31, 2002, 2001 and 2000

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

         No. 10 -   Material  Contracts - Incorporated  by reference to the Company's Form 8-K dated February 24, 1995 for the First Amended and Restated  Alliance  Agreement  and the First Amended and Restated  Asset
                    Purchase  Agreement both with The Pillsbury  Company  amended by the Company's Form 8-K dated June
                    11, 2002.  Filed herewith is an Indemnification Agreement dated January 31, 2002.

         No. 13 -   The material  contained in the 2002 Annual Report to  Shareholders  under the following  headings:
                    "Five Year Selected Financial Data",  "Management's Discussion and Analysis of Financial Condition
                    and  Results of  Operations",  "Consolidated  Financial  Statements  and Notes  thereto  including
                    Independent Auditors' Report",  "Quantitative and Qualitative  Disclosures about Market Risk", and
                    "Shareholder Information and Quarterly Results".

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

      None.

                                   Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                              Balance at     Charged/     Charged to    Deductions    Balance
                                              Beginning     (Credited)        other         from        at end
                                              of period     to income       accounts       reserve    of period
                                              -------------------------------------------------------------------

Year-ended March 31, 2002:
      Allowance for doubtful accounts         $       632   $       190   $   ---       $   217 (a)   $       605
                                              ===================================================================

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

                            SENECA FOODS CORPORATION



                                   By/s/  Jeffrey L. Van Riper     June 6, 2002
                                          -------------------------------------
                                          Jeffrey L. Van Riper
                                          Controller and Secretary
                                         (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                    Title                             Date
    ---------                    -----                             ----

/s/Arthur S. Wolcott      Chairman and Director                June 6, 2002
--------------------
Arthur S. Wolcott



/s/Kraig H. Kayser        President, Chief Executive Officer,  June 6, 2002
------------------
Kraig H. Kayser             and Director



/s/Philip G. Paras        Chief Financial Officer              June 6, 2002
------------------
Philip G. Paras



/s/Jeffrey L. Van Riper   Controller and Secretary             June 6, 2002
-----------------------
Jeffrey L. Van Riper       (Principal Accounting Officer)



/s/Arthur H. Baer         Director                             June 6, 2002
-----------------
Arthur H. Baer



/s/Andrew M. Boas         Director                             June 6, 2002
-----------------
Andrew M. Boas



/s/Robert T. Brady        Director                             June 6, 2002
------------------
Robert T. Brady

Continued


Signature                 Title                                   Date


/s/Douglas F. Brush       Director                             June 6, 2002
-------------------
Douglas F. Brush



/s/Edward O. Gaylord      Director                             June 17, 2002
--------------------
Edward O. Gaylord



/s/G. Brymer Humphreys    Director                             June 6, 2002
----------------------
G. Brymer Humphreys



/s/Susan W. Stuart        Director                             June 6, 2002
------------------
Susan W. Stuart