Form 10-Q
period 2002-06-29
SENECA FOODS CORP /NY/
filed 2002-08-12
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended June 29, 2002 Commission File Number 0-1989
                              -------------                        ------

                            Seneca Foods Corporation
                            ------------------------
               (Exact name of Company as specified in its charter)

                        New York                 16-0733425
                        --------                 ----------
               (State or other jurisdiction of (I. R. S. Employer incorporation or organization) Identification No.)

         3736 South Main Street, Marion, New York                  14505
         ----------------------------------------                  -----
     (Address of principal executive offices)                    (Zip Code)


Company's telephone number, including area code          315/926-8100
                                                         ------------


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

Yes   X    No
    ------    -------


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

             Class                          Shares Outstanding at July 31, 2002
             -----                          -----------------------------------
  Common Stock Class A, $.25 Par                         3,826,513
  Common Stock Class B, $.25 Par                         2,764,053


                          PART I FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                                                                     6/29/02           3/31/02
                                                                                                     -------           -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $        31,029   $        24,973
    Accounts Receivable, Net                                                                          28,885            32,035
    Inventories:
        Finished Goods                                                                               109,740           135,727
        Work in Process                                                                                9,657             8,526
        Raw Materials                                                                                 46,500            37,582
                                                                                                     -------           -------
                                                                                                     165,897           181,835
    Off-Season Reserve (Note 2)                                                                       26,857                 -
    Deferred Income Tax Asset, Net                                                                     4,623             4,624
    Refundable Income Taxes                                                                              723             1,657
    Other Current Assets                                                                                 754               362
                                                                                              --------------   ---------------
        Total Current Assets                                                                         258,768           245,486
Property, Plant and Equipment, Net                                                                   150,019           155,189
Other Assets                                                                                           3,555             2,901
                                                                                              --------------   ---------------
                                                                                                    $412,342          $403,576
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                                         $        40,097   $        33,979
    Accrued Expenses                                                                                  24,863            25,078
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             22,847            22,823
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                     87,807            81,880
Long-Term Debt                                                                                       148,989           149,430
Capital Lease Obligations                                                                              6,670             6,670
Deferred Income Taxes                                                                                  8,020             7,308
Other Long-Term Liabilities                                                                            7,462             7,165

10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         42,565            42,605
Common Stock                                                                                           2,829             2,827
Paid in Capital                                                                                       13,659            13,619
Accumulated Other Comprehensive Income                                                                 1,557             1,208
Retained Earnings                                                                                     92,714            90,794
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         153,394           151,123
                                                                                             ---------------   ---------------
                                                                                                    $412,342          $403,576
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/29/02                6/30/01
                                                                                 -------                -------

Net Sales                                                                 $          123,255       $         132,693

Costs and Expenses:
Cost of Product Sold                                                                 111,489                 124,720
Selling, General, and Administrative                                                   4,830                   5,067
Interest Expense                                                                       3,662                   4,915
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           119,981                 134,702
                                                                          ------------------       -----------------
Earnings (Loss) Before Income Taxes                                                    3,274                  (2,009)

Income Taxes                                                                           1,342                    (723)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $            1,932       $          (1,286)
                                                                           =================        ================

Basic:

  Earnings(Loss) Per Common Share                                                        .29                     (.20)
                                                                          ==================          ===============

Diluted:

  Earnings (Loss) Per Common Share                                                       .19                     (.20)
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In Thousands)

                                                                                       Three Months Ended
                                                                                       -------------------
                                                                                 6/29/02                6/30/01
                                                                                 -------                -------


Cash Flows From Operating Activities:
    Net Earnings (Loss)                                                   $            1,932      $           (1,286)
    Adjustments to Reconcile Net Earnings (Loss)
      to Net Cash Provided by (Used in)
    Operating Activities:
        Depreciation and Amortization                                                  5,885                   6,108
        Deferred Income Taxes                                                            405                    (725)
        Changes in Working Capital:
          Accounts Receivable                                                          3,150                   2,339
          Inventories                                                                 15,938                  18,714
          Off-Season Reserve                                                         (26,857)                (35,865)
          Other Current Assets                                                          (392)                   (136)
          Income Taxes                                                                   934                    (601)
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                            6,200                  (3,355)
                                                                          ------------------       -----------------
  Net Cash Provided by (Used
      in) Operations                                                                   7,195                 (14,807)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                     (715)                 (4,314)
    Escrow Funds                                                                           -                  (1,525)
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                        (715)                 (5,839)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Payments and Current Portion of Long-Term
      Debt and Capital Lease Obligations                                                (417)                   (170)
    Other                                                                                  5                       5
    Net Borrowings on Notes Payable                                                        -                  13,545
    Proceeds from the Issuance of Long-Term
      Debt                                                                                 -                   3,950
    Dividends                                                                            (12)                    (12)
  Net Cash (Used in) Provided by
      Financing Activities                                                              (424)                 17,318
                                                                          ------------------       -----------------
Net Increase (Decrease) in Cash and Short-
    Term Investments                                                                   6,056                  (3,328)
Cash and Short-Term Investments,
Beginning of Period                                                                   24,973                   5,391
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $           31,029      $            2,063
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 29, 2002

1.   Consolidated Condensed Financial Statements

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of June 29, 2002 and results of its operations and its cash flows for the three month periods ended June 29, 2002 and June 30, 2001. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2002 balance sheet was derived from audited financial statements.

     The results of operations for the three month periods ended June 29, 2002 and June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2002 Seneca Foods Corporation Annual Report and 10-K.

     Other footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report and 10-K.

2. Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. During the first quarter of each year, incurred expenses exceed absorbed expenses due to timing of production. The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.

3. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                            Three Months Ended
                                                            ------------------
                                                           6/29/02      6/30/01
                                                           -------      -------

Net Earnings (Loss)                                         $1,932      $(1,286)

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain Change on
    Moog, Inc. Stock                                           349           30
                                                            -------------------

    Comprehensive Earnings (Loss)                           $2,281      $(1,256)
                                                            ===================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION RESULTS OF OPERATIONS

                                  June 29, 2002

Results of Operations:

Sales: Total Sales reflect a decrease of 7.1% for the first three months versus 2001. The Company's Alliance business sales dollars decreased by 19.1%. This decrease was primarily a result of planned reduction in asparagus volume. Non-Alliance sales dollars decreased by 1.3%.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                                         Three Months Ended
                                                         ------------------
                                                     6/29/02            6/30/01
                                                     -------            -------

Cost of Product Sold                                   90.4%             94.0%
Selling                                                 3.2               3.1
Administrative                                          0.7               0.7
Interest Expense                                        3.0               3.7
                                                       ----------------------

                                                       97.3%            101.5%
                                                       ======================

Higher selling prices as compared to the prior year, especially in the Private Label Retail Canned, Frozen and Branded businesses, were a major contributing factor in improved operating results. In addition, interest expense decreased $1,253,000 as a result of lower interest rates and lower average debt balances.

Income Taxes:
The effective tax rate was 41% in 2002 and 36% in 2001.

Financial Condition: The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                                ----------                      -----------
                                                             2002           2001             2002           2001
                                                             ----           ----             ----           ----

     Working Capital Balance                             $170,961        $164,944        $163,606       $163,367
     Quarter Change                                         7,355           1,577               -              -
     Notes Payable                                              -          38,045               -         24,500
     Long-Term Debt                                       155,659         174,495         156,100        171,346
     Current Ratio                                         2.95:1          2.38:1          3.00:1         2.49:1

The change in the Working Capital for the June 2002 quarter from the June 2001 quarter is largely due to higher earnings in the current year quarter than the prior year quarter ($1,932,000 earnings as compared to $1,286,000 loss last year) and lower capital expenditures, which were $0.7 million in 2002 as compared to $4.3 million in 2001. This was partially offset by new debt issued in 2001 of $4.0 million primarily to fund an expansion in Yakima, Washington.

See Consolidated Condensed Statements of Cash Flows for further details.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 29, 2002


Quantitative and Qualitative Disclosures about Market Risk:

The Company has not experienced any material changes in Market Risk since our March 31, 2002 report.

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

Critical Accounting Policies

In the first quarter ended June 29, 2002, the Company sold for cash, on a bill and hold basis, $23,377,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to the GMOI, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

Off-Season Reserve is the excess of absorbed expenses over incurred expenses to date. During the first quarter of each year, incurred expenses exceed absorbed expenses due to timing of production. The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end.

Alliance Agreement Amendment

On May 23, 2002, the Company, The Pillsbury Company, General Mills Operations, Inc. and General Mills, Inc. entered into an amendment to the Alliance Agreement pursuant to which certain provisions were modified to (i) assign Pillsbury's rights and obligations under the Alliance Agreement to General Mills Operations, Inc. ("GMOI"), which is an indirect, wholly-owned subsidiary of General Mills, Inc.; (ii) accelerate the timing of the obligation of GMOI to purchase Green Giant inventory from the Company by requiring that such inventory be purchased at the end of each commodity production cycle (e.g. corn, peas, green beans, and asparagus); and (iii) substitute General Mills, Inc. for Diageo PLC as the guarantor of GMOI's obligations under the Alliance Agreement.

Recently Issued Accounting Standard

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds several statements, including SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS No. 145 is effective in May 2002, except for the rescission of SFAS No. 4, which is effective in April 2003. The Company does not expect the adoption of SFAS No. 145 to have a significant impact on its consolidated financial statements.

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

Reports on Form 8-K - a report was filed in June 2002 related to an Amended Alliance Agreement.

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





                                                   Seneca Foods Corporation
                                                   ------------------------
                                                            (Company)



                                                   /s/Kraig H. Kayser
                                                   ------------------------

August 12, 2002                                    Kraig H. Kayser
                                                   President and
                                                   Chief Executive Officer


                                                   /s/Jeffrey L. Van Riper
                                                   ------------------------

August 12, 2002                                    Jeffrey L. Van Riper
                                                   Controller and
                                                   Chief Accounting Officer