Form 10-Q
period 2002-09-28
SENECA FOODS CORP /NY/
filed 2002-11-08
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended September 28, 2002 Commission File Number 0-1989
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

Yes   X    No
    ------    -------


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                   Class Shares Outstanding at October 31, 2002

  Common Stock Class A, $.25 Par                       3,826,563
  Common Stock Class B, $.25 Par                       2,764,053



                                                  PART I ITEM 1 FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (In Thousands of Dollars)

                                                                                                    9/28/02            3/31/02
                                                                                                    -------            -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $        60,738   $        24,973
    Accounts Receivable, Net                                                                          36,617            32,035
    Inventories:
        Finished Goods                                                                               246,929           135,727
        Work in Process                                                                               42,727             8,526
        Raw Materials                                                                                 23,217            37,582
                                                                                                      ------            ------
                                                                                                     312,873           181,835
    Off-Season Reserve (Note 2)                                                                      (46,666)                -
    Deferred Income Tax Asset, Net                                                                     4,624             4,624
    Refundable Income Taxes                                                                            1,075             1,657
    Other Current Assets                                                                                 433               362
                                                                                              --------------   ---------------
        Total Current Assets                                                                         369,694           245,486
Property, Plant and Equipment, Net                                                                   145,200           155,189
Other Assets                                                                                           3,047             2,901
                                                                                              --------------   ---------------
                                                                                                    $517,941          $403,576
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                                         $       133,480   $        33,979
    Accrued Expenses                                                                                  34,170            25,078
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             22,873            22,823
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    190,523            81,880
Long-Term Debt                                                                                       148,538           149,430
Capital Lease Obligations                                                                              6,670             6,670
Deferred Income Taxes                                                                                  9,220             7,308
Other Long-Term Liabilities                                                                            7,762             7,165

10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         42,564            42,605
Common Stock                                                                                           2,829             2,827
Paid in Capital                                                                                       13,659            13,619
Accumulated Other Comprehensive Income                                                                 1,302             1,208
Retained Earnings                                                                                     94,804            90,794
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         155,228           151,123
                                                                                             ---------------   ---------------
                                                                                                    $517,941          $403,576
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 9/28/02                9/29/01
                                                                                 -------                -------

Net Sales                                                                 $          183,806       $         176,800

Costs and Expenses:
Cost of Product Sold                                                                 171,632                 167,428
Selling, General, and Administrative                                                   4,657                   5,091
Other Expense                                                                            620                     321
Interest Expense                                                                       3,578                   4,610
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           180,487                 177,450
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                    3,319                    (650)

Income Taxes                                                                           1,229                    (234)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $            2,090       $            (416)
                                                                           =================        ================

Basic:

  Earnings(Loss) Per Common Share                                         $              .32       $            (.06)
                                                                             ===============         ===============

Diluted:

  Earnings (Loss) Per Common Share                                        $              .20       $            (.06)
                                                                             ===============         ===============

The accompanying notes are an integral part of these condensed financial statements.


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited) (In
                                                   Thousands, except Share Data)

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 9/28/02                9/29/01
                                                                                 -------                -------

Net Sales                                                                 $          307,061       $         309,493

Costs and Expenses:
Cost of Product Sold                                                                 283,121                 292,148
Selling, General, and Administrative                                                   9,487                  10,158
Other Expense                                                                            620                     321
Interest Expense                                                                       7,240                   9,525
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           300,468                 312,152
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                    6,593                  (2,659)

Income Taxes                                                                           2,571                    (957)
                                                                          ------------------       -----------------

Net Earnings (Loss)                                                       $            4,022       $          (1,702)
                                                                           =================        ================

Basic:

  Earnings(Loss) Per Common Share                                         $              .61       $            (.26)
                                                                           =================         ===============

Diluted:

  Earnings (Loss) Per Common Share                                        $              .39       $            (.26)
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

                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
                                                              (In Thousands)

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 9/28/02                9/29/01
                                                                                 -------                -------

Cash Flows From Operations:
    Net Earnings (Loss)                                                   $            4,022      $           (1,702)
    Adjustments to Reconcile Net Earnings (Loss)
      to Net Cash Provided by
    Operating Activities:
        Depreciation and Amortization                                                 11,489                  12,056
        Deferred Income Taxes                                                          1,851                    (959)
        Impairment provision and Other
        Expenses                                                                         620                     321
        Changes in Working Capital:
          Accounts Receivable                                                         (4,582)                (18,542)
          Inventories                                                               (131,038)               (133,706)
          Off-Season Reserve                                                          46,046                  45,249
          Other Current Assets                                                           (71)                   (284)
          Income Taxes                                                                   582                    (939)
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                          109,190                  99,248
                                                                          ------------------       -----------------

  Net Cash Provided by Operations                                                     38,109                     742
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (1,499)                 (9,139)
    Disposals of Property, Plant,
      And Equipment                                                                        -                      94
    Escrow Funds                                                                           -                     308
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                      (1,499)                 (8,737)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Payments of Long-Term Debt and Capital
      Lease Obligations                                                                 (842)                   (432)
    Other                                                                                  9                       9
    Proceeds from the Issuance of Long-Term
      Debt                                                                                 -                   6,912
    Net Borrowings on Notes Payable                                                        -                   1,500
    Dividends                                                                            (12)                    (12)
                                                                          ------------------       -----------------
  Net Cash (Used in) Provided by
      Financing Activities                                                              (845)                  7,977
                                                                          ------------------       -----------------
Net Increase (Decrease) in Cash and Short-
    Term Investments                                                                  35,765                     (18)
Cash and Short-Term Investments,
Beginning of Period                                                                   24,973                   5,391
                                                                          ------------------       -----------------
Cash and Short-Term Investments,
    End of Period                                                         $           60,738      $            5,373
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 28, 2002

1.      Consolidated Condensed Financial Statements


       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of September 28, 2002 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2002 balance sheet was derived from audited financial statements.

       The results of operations for the three and six month periods ended September 28, 2002 and September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

       The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2002 Seneca Foods Corporation Annual Report and Form 10-K.

       Other footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report and Form 10-K.

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

3. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                            Six Months Ended
                                                            ----------------
                                                         9/28/02      9/29/01
                                                         -------      -------

Net Earnings (Loss)                                      $4,022       $(1,702)

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain Change on
    Moog, Inc. Stock                                        (94)           38
                                                         --------------------

    Comprehensive Earnings (Loss)                        $4,116       $(1,664)
                                                         ====================

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 28, 2002

Results of Operations:

Sales: Total sales reflect an increase of 4.0% for the second quarter versus 2001. The Company's Alliance business sales dollars increased by 10.7%. Non-Alliance sales dollars decreased by 1.7%. For the six month period, total sales decreased 0.7%, of which Non-Alliance sales decreased 1.5% and Alliance sales increased 0.3% versus the same period last year.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                       Three Months Ended                Six Months Ended
                       ------------------                ----------------
                       9/28/02       9/29/01          9/28/02         9/29/01
                       -------       -------          -------         -------

Cost of Product Sold      93.4%         94.7%           92.2%            94.4%
Selling                    2.1           2.4             2.5              2.7
Other Expense              0.3           0.2             0.2              0.1
Administrative             0.5           0.5             0.6              0.6
Interest Expense           1.9           2.6             2.4              3.1
                          ---------------------------------------------------
                          98.2%        100.4%           97.9%           100.9%
                          ====================================================

Higher selling prices as compared to the prior year, especially in the Private Label Retail Canned, Frozen and Branded businesses, were a major contributing factor in improved operating results. In addition, interest expense decreased $1,032,000 for the second quarter as a result of lower interest rates and lower average debt balances. Other expense in the current period is an impairment charge while in the prior period, other expense is a severance accrual.

Income Taxes:
The effective tax rate was 39% in 2002 and 36% in 2001.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                For the Quarter                 For the Year
                                Ended September                 Ended March
                                ---------------                 -----------
                              2002           2001             2002       2001
                              ----           ----             ----       ----

     Working Capital Balance $179,171      $169,463       $163,606    $163,367
     Quarter Change             8,210         4,519              -           -
     Notes Payable                  -        26,000              -      24,500
     Long-Term Debt           155,208       176,864        156,100     171,346
     Current Ratio             1.94:1        1.80:1         3.00:1      2.49:1

The change in Working Capital for the September 2002 quarter from the September 2001 quarter is largely due to higher earnings in the current year quarter than the prior year quarter ($2,090,000 earnings as compared to $416,000 loss last year) and lower capital expenditures, which were $0.8 million in 2002 as compared to $4.8 million in 2001. This was partially offset by new debt issued in 2001 of $3.0 million.

See Consolidated Condensed Statements of Cash Flows for further details.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 28, 2002

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

Critical Accounting Policies

In the first six months ended September 28, 2002, the Company sold for cash, on a bill and hold basis, $94,280,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

Trade promotions are an important component of the sales and marketing of the Company's branded products, and are critical to the support of the business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

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

Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.

        ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in Market Risk since our March 31, 2002 report.

                         ITEM 4 Controls and Procedures

(a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Kraig H. Kayser, our President and Chief Executive Officer, and Philip G. Paras, our Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Kayser and Paras concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

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

                      None.

Item 6.               Exhibits and Reports on Form 8-K

A.       Exhibits

11      (11) Computation of earnings per share (filed herewith)

(b)      Reports on Form 8-K


         (1)      Form 8-K Filed August 12, 2002

          Regulation FD Disclosure. Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.

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





                                                    Seneca Foods Corporation
                                                             (Company)



                                                    /s/Kraig H. Kayser
                                                    ------------------------

November 8, 2002                                    Kraig H. Kayser
                                                    President and
                                                    Chief Executive Officer


                                                    /s/Jeffrey L. Van Riper
                                                    ------------------------

November 8, 2002                                    Jeffrey L. Van Riper
                                                    Controller and
                                                    Chief Accounting Officer

                                 CERTIFICATIONS


I, Kraig H. Kayser, certify that:

1.  I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Seneca  Foods
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 8, 2002         By:       /s/Kraig H. Kayser
                                          ---------------------------------
                                          Kraig H. Kayser
                                          President and Chief Executive
                                          Officer



I, Philip G. Paras, certify that:

1.  I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Seneca  Foods
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 8, 2002         By:      /s/Philip G. Paras
                                          --------------------------------
                                          Philip G. Paras
                                          Chief Financial Officer