Form 10-Q
period 2002-12-28
SENECA FOODS CORP /NY/
filed 2003-02-11
CIK 88948

Seneca Foods Corporation
                        3736 South Main Street
                        Marion, NY 14505

                        February 10, 2003

VIA EDGAR

Securities and Exchange Commission
Division of Corporate Finance
450 Fifth Street, NW
Washington, DC 20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the nine month period ended December 28, 2002.

Sincerely,

SENECA FOODS CORPORATION

/s/Jeffrey L. Van Riper

Jeffrey L. Van Riper
Controller and Chief
Accounting Officer

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended December 28, 2002 Commission File Number 0-1989
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

Yes   X    No
    ------    -------


The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                    Class Shares Outstanding at January 31, 2003

  Common Stock Class A, $.25 Par                      3,827,288
  Common Stock Class B, $.25 Par                      2,764,053


                                                  PART I ITEM 1 FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (In Thousands of Dollars)

                                                                                                     12/28/02          3/31/02
                                                                                                     --------          -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $        75,978   $        24,973
    Accounts Receivable, Net                                                                          32,440            32,035
    Inventories:
        Finished Goods                                                                               140,450           135,727
        Work in Process                                                                               22,844             8,526
        Raw Materials                                                                                 20,713            37,582
                                                                                                     -------           -------
                                                                                                     184,007           181,835
    Off-Season Reserve (Note 2)                                                                      (43,140)                -
    Deferred Income Tax Asset, Net                                                                     2,521             4,624
    Refundable Income Taxes                                                                            2,135             1,657
    Other Current Assets                                                                               2,113               362
                                                                                              --------------   ---------------
        Total Current Assets                                                                         256,054           245,486
Property, Plant and Equipment, Net                                                                   140,876           155,189
Other Assets                                                                                           2,916             2,901
                                                                                              --------------   ---------------
                                                                                                    $399,846          $403,576
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                                         $        27,315   $        33,979
    Accrued Expenses                                                                                  24,855            25,078
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             22,940            22,823
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                     75,110            81,880
Long-Term Debt                                                                                       144,600           149,430
Capital Lease Obligations                                                                              6,230             6,670
Deferred Income Tax Liability                                                                          9,153             7,308
Other Long-Term Liabilities                                                                            6,465             7,165

10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         42,556            42,605
Common Stock                                                                                           2,829             2,827
Paid in Capital                                                                                       13,668            13,619
Accumulated Other Comprehensive Income                                                                 1,226             1,208
Retained Earnings                                                                                     97,939            90,794
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         158,288           151,123
                                                                                             ---------------   ---------------
                                                                                                    $399,846          $403,576
                                                                                                    ========          ========

The accompanying notes are an integral part of these financial statements.

                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                   (In Thousands, except Share Data)
                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                12/28/02               12/29/01
                                                                                --------               --------

Net Sales                                                                 $          235,430       $         236,932

Costs and Expenses:
Cost of Product Sold                                                                 221,559                 223,964
Selling, General, and Administrative                                                   5,493                   5,325
Interest Expense                                                                       3,343                   4,018
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           230,395                 233,307
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           5,035                   3,625

Income Taxes                                                                           1,888                   1,335
                                                                          ------------------       -----------------

Net Earnings                                                              $            3,147       $           2,290
                                                                           =================        ================

Basic:

  Earnings Per Common Share                                                              .48                     .35
                                                                           =================        ================

Diluted:

  Earnings Per Common Share                                                              .31                     .22
                                                                          ==================        ================

The accompanying notes are an integral part of these condensed financial statements.



                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                  (In Thousands, except Share Data)
                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                12/28/02               12/29/01
                                                                                --------               --------

Net Sales                                                                 $          542,491       $         546,425

Costs and Expenses:
Cost of Product Sold                                                                 504,680                 516,112
Selling, General, and Administrative                                                  14,980                  15,483
Other Expense                                                                            620                     321
Interest Expense                                                                      10,583                  13,543
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           530,863                 545,459
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                          11,628                     966

Income Taxes                                                                           4,459                     378
                                                                          ------------------       -----------------

Net Earnings                                                              $            7,169       $             588
                                                                           =================        ================

Basic:

  Earnings Per Common Share                                                             1.09                     .09
                                                                          ==================        ================

Diluted:

  Earnings Per Common Share                                                              .70                     .06
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (In Thousands)

                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                12/28/02               12/29/01
                                                                                --------               --------

Cash Flows From Operations:
    Net Earnings                                                          $            7,169      $              588
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided by
    Operating Activities:
        Depreciation and Amortization                                                 17,091                  18,287
        Deferred Income Taxes                                                          3,937                    (108)
        Impairment provision and Other
        Expenses                                                                         620                     321
        Changes in Working Capital:
          Accounts Receivable                                                           (405)                 (3,873)
          Inventories                                                                 (2,172)                 (8,702)
          Off-Season Reserve                                                          43,140                  45,576
          Other Current Assets                                                        (1,651)                     41
          Refundable Income Taxes                                                       (478)                   (532)
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                           (7,585)                (13,319)
                                                                          ------------------       -----------------

  Net Cash Provided by Operations                                                     59,666                  38,279
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (3,513)                (11,555)
    Capital Escrow                                                                         -                   1,316
    Proceeds from the Sale of Assets                                                      15                      95
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                      (3,498)                (10,144)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Payments of Long-Term Debt and Capital
    Lease Obligations                                                                 (5,318)                 (4,814)
  Proceeds from the Issuance of Long-Term
      Debt                                                                               165                   8,079
    Other                                                                                 14                      14
    Net Borrowings on Notes Payable                                                        -                 (24,500)
    Dividends                                                                            (24)                    (24)
                                                                          ------------------       -----------------
  Net Cash Used in
      Financing Activities                                                            (5,163)                (21,245)
                                                                          ------------------       -----------------
Net Increase in Cash and Short-
    Term Investments                                                                  51,005                   6,890
Cash and Cash Equivalents,
Beginning of Period                                                                   24,973                   5,391
                                                                          ------------------       -----------------
Cash and Cash Equivalents,
    End of Period                                                         $           75,978      $           12,281
                                                                          ==================      ==================

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 28, 2002

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of December 28, 2002 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2002 balance sheet was derived from audited financial statements.

        The results of operations for the three and nine month periods ended December 28, 2002 and December 29, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3. Comprehensive income consisted solely of Net Earnings and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                         Nine Months Ended
                                                         -----------------
                                                      12/28/02      12/29/01
                                                      --------      --------
Net Earnings                                           $7,169          $588

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain Change on
    Investment                                             18            16
                                                      ---------------------

    Comprehensive Earnings                             $7,187          $604
                                                       ====================

4.       Recently Issued Accounting Standards

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

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

                                December 28, 2002

Results of Operations:

Sales:
Total sales reflect a decrease of 0.6% for the third quarter versus 2001. For the nine month period, total sales decreased 0.7%, of which Non-Alliance and Alliance sales both decreased 0.7% versus the same period last year.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                        Three Months Ended              Nine Months Ended
                     12/28/02        12/29/01        12/28/02         12/29/01
                     --------        --------         -------         --------

Cost of Product Sold    94.2%         94.5%            93.0%            94.4%
Selling                  2.0           1.9              2.3              2.3
Other Expense            0.0           0.0              0.1              0.1
Administrative           0.3           0.4              0.5              0.5
Interest Expense         1.4           1.7              2.0              2.5
                        ----------------------------------------------------
                        97.9%         98.5%            97.9%            99.8%
                        ====================================================

Higher selling prices as compared to the prior year, especially in the Private Label Retail Canned, Frozen and Branded businesses, were a major contributing factor in improved operating results. In addition, interest expense decreased $675,000 for the third quarter as a result of lower interest rates and lower average debt balances. Other expense in the nine months period is an impairment charge while in the prior period, other expense is a severance accrual.

Income Taxes:
The effective tax rate was 38% in 2002 and 39% in 2001.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                               Ended December                  Ended March
                                                               --------------                  -----------
                                                           2002             2001           2002            2001
                                                           ----             ----           ----            ----

     Working Capital Balance                             $180,944        $173,963        $163,606       $163,367
     Quarter Change                                         1,773           4,500               -              -
     Notes Payable                                              -               -               -         24,500
     Long-Term Debt                                       150,830         173,792         156,100        171,346
     Current Ratio                                         3.41:1          3.38:1          3.00:1         2.49:1

The change in Working Capital for the December 2002 quarter from the December 2001 quarter is largely due to new debt issued in 2001 of $1.0 million and lower deferred taxes of $0.9 million. This was partially offset by higher earnings in the current year quarter than the prior year quarter ($3,147,000 earnings as compared to $2,290,000 earnings last year).

See Consolidated Condensed Statements of Cash Flows for further details.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 28, 2002

Inventory decreased $53.9 million from the same period last year reflecting the Company's continued emphasis on inventory management and the reduced pack. Cash and short term investments increased $63.7 million from the same period last year primarily due to the inventory reduction and earnings from operations.

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

Critical Accounting Policies

In the first nine months ended December 28, 2002, the Company sold for cash, on a bill and hold basis, $214,246,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

Trade promotions are an important component of the sales and marketing of the Company's branded products, and are critical to the support of the business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to retailers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the retailer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

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

(b) Internal controls. Since the date of the last evaluation, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

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

                      None.

Item 6.               Exhibits and Reports on Form 8-K

A.       Exhibits

11   (11) Computation of earnings per share (filed herewith)

(b) Reports on Form 8-K


         (1) Form 8-K Filed November 8, 2002

         Regulation FD Disclosure. Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  Seneca Foods Corporation
                                                         (Company)



                                                  /s/Kraig H. Kayser
                                                  --------------------------
February 10, 2003                                 Kraig H. Kayser
                                                  President and
                                                    Chief Executive Officer


                                                  /s/Jeffrey L. Van Riper
                                                  --------------------------
February 10, 2003                                 Jeffrey L. Van Riper
                                                  Controller and
                                                    Chief Accounting Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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




Dated: February 10, 2003        By:       /s/Kraig H. Kayser
                                          ---------------------------------
                                          Kraig H. Kayser
                                          President and Chief Executive Officer




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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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




Dated: February 10, 2003         By:      /s/Philip G. Paras
                                         --------------------------------
                                         Philip G. Paras
                                         Chief Financial Officer


                                   EXHIBIT 11

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE

                        (In thousands except share data)




                                                                      Three Months Ended                  Nine Months Ended
                                                                      ------------------                  -----------------
                                                                   12/28/02       12/29/01            12/28/02        12/29/01
                                                                   --------       --------            --------        --------
Basic Net Earnings Applicable
  to Common Stock:

Net Earnings                                                    $      3,147  $       2,290   $            7,169 $           588
  Deduct Preferred Cash Dividends                                          6              6                   18              18
                                                                 ---------------------------------------------------------------
Net Earnings Applicable to
      Common Stock                                              $      3,141  $       2,284   $            7,151 $           570
                                                                ================================================================

Weighted Average Common Shares
  Outstanding for Basic Earnings
  per Share                                                            6,591          6,585                6,590           6,584
                                                                ================================================================

Basic Earnings Per Share                                        $        .48       $    .35   $             1.09  $          .09
                                                                ================================================================

Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to
  Common Stock                                                  $      3,141  $       2,284   $            7,151 $           570
Add Back Preferred Cash Dividends                                          5              5                   15              15
                                                                ----------------------------------------------------------------
Net Earnings Applicable to
      Common Stock                                              $      3,146  $       2,289   $            7,166 $           585
                                                                ================================================================

Weighted Average Common
  Shares Outstanding                                                   6,591          6,585                6,590           6,584
Effect of Convertible Preferred Stock                                  3,634          3,640                3,635           3,641
                                                                ----------------------------------------------------------------
Weighted Average Common Shares
  Outstanding for Diluted Earnings
  per Share                                                           10,225         10,225               10,225          10,225
                                                                ================================================================

Diluted Earnings Per Share                                      $      .31    $         .22    $             .70  $          .06
                                                                ================================================================