Form 10-K
period 2003-03-31
SENECA FOODS CORP /NY/
filed 2003-06-26
CIK 88948

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 2003                  Commission File Number
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. __X__

Check mark indicates whether Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes    X     No
     -----       ------

The aggregate market value of the Registrant's voting securities held by non-affiliates based on the closing sales price per market reports by the National Market System on May 30, 2003 was approximately $94,573,000.

Common shares outstanding as of May 30, 2003 were Class A: 3,911,480, Class B: 2,764,005.

Documents Incorporated by Reference:

(1) Proxy Statement to be issued prior to June 30, 2003 in connection with the Registrant's annual meeting of stockholders (the "Proxy Statement") applicable to Part III, Items 10-13 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 2003 (the "2003 Annual Report") applicable to Part II, Items 5-8 and Part IV, Item 14 of Form 10-K.


                                            TABLE OF CONTENTS
                                  FORM 10-K ANNUAL REPORT - FISCAL 2003
                                        SENECA FOODS CORPORATION


PART I.                                                                                                       Pages
                                                                                                              -----


    Item 1.       Business                                                                                      1-4
    Item 2.       Properties                                                                                      4
    Item 3.       Legal Proceedings                                                                               4
    Item 4.       Submission of Matters to a Vote of Security Holders                                             4

PART II.

    Item 5.       Market for Registrant's Common Stock and Related Security Holder Matters                        5
    Item 6.       Selected Financial Data                                                                         5
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                   5
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                      5
    Item 8.       Financial Statements and Supplementary Data                                                     5
    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            5

PART III.

    Item 10.      Directors and Executive Officers of the Registrant                                              6
    Item 11.      Executive Compensation                                                                          6
    Item 12.      Security Ownership of Certain Beneficial Owners and Management
                  and Related Security Holder Matters                                                             6
    Item 13.      Certain Relationships and Related Transactions                                                  6
    Item 14.      Controls and Procedures                                                                         6

PART IV.

    Item 16.      Exhibits, Financial Statements Schedules and Reports on Form 8-K                             8-12

SIGNATURES                                                                                                    13-14

CERTIFICATIONS                                                                                                15-16


                                     PART I
                                     Item 1

                                    Business

                         General Development of Business

SENECA FOODS CORPORATION (the "Company") was organized in 1949 and incorporated under the laws of the State of New York. In the spring of 1995, the Company initiated a 20-year Alliance Agreement with the Pillsbury Company, which was acquired by General Mills Operations, Inc. ("GMOI"), that created the Company's most significant business relationship. Under the Alliance Agreement, the Company has packed canned and frozen vegetables carrying GMOI's Green Giant brand name.

Since the onset of the Alliance Agreement, vegetable production has been the Company's dominant line of business. In fiscal 1999, the Company sold its fruit juice business and its applesauce and industrial flavors business. As a result of these fiscal 1999 divestitures, the Company's only non-vegetable food products are a line of fruit products.

On May 27, 2003, the Company completed the acquisition of the membership interest in Chiquita Processed Foods, L.L.C. from Chiquita Brands International, Inc. The acquisition of this canned vegetable business is expected to increase the Company's annual sales by approximately $250 million.

The Company's Internet address is WWW.SENECAFOODS.COM. The Company's annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the Company's web site, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on the Company's web site are available free of charge.

                  Financial Information about Industry Segments

The Company's business activities are conducted in food and non-food operations. The food operation constitutes 99% of total sales, of which approximately 97% is vegetable processing and 3% is fruit processing. The non-food operation is an air charter service, which represents 1% of the Company's total sales.

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

The following table summarizes net sales by major product category for the years ended March 31, 2003, 2002, and 2001:

Classes of similar products/services:                    2003                2002                  2001
------------------------------------------------------------------------------------------------------------

                                                                          (In thousands)

Net Sales:
   Green Giant vegetables                             $       252,059     $       258,412     $      290,346
   Canned vegetables                                          328,907             333,048            326,224
   Frozen vegetables                                           30,422              25,165             22,052
   Fruit and chip products                                     20,784              19,982             20,092
   Flight operations                                            3,897               5,588              5,905
   Other                                                        8,310               8,880              9,681
------------------------------------------------------------------------------------------------------------

                                                      $       644,379     $       651,075     $      674,300
============================================================================================================


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

                            Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality, service, and pricing being the major determinants in the Company's relative market position. During the past year approximately 10% of the Company's processed foods were packed for retail customers under the Company's branded labels of Libby's(R), Blue Boy(R), Aunt Nellie's Farm Kitchen(R), and Seneca(R). About 15% of the processed foods were packed for institutional food distributors and 35% of processed foods were retail packed under the private label of customers. The remaining 40% is sold under the Alliance Agreement with GMOI (see note 13 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would substantially reduce the Company's sales and profitability unless the Company were to enter into a new substantial supply relationship with GMOI or another major vegetable marketer. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The principal branded products are Libby's canned vegetable products, which rate among the top five national brands. The information under the heading Results of Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report is incorporated by reference.

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

                            Environmental Litigation

The Company was a defendant in a suit entitled State of Wisconsin vs. Seneca Foods Corporation, et. al., commenced July 30, 2001, in the Rock County (Wisconsin) Circuit Court. In the suit, the Wisconsin Department of Justice sought civil penalties against the Company. The State alleged that the Company stored and/or disposed of two different types of materials at a Wisconsin facility in violation of applicable laws. The Company cooperated with Wisconsin authorities to remove the materials and complete remediation activities but contested the State's efforts to recover a monetary penalty. The first subject matter of the suit involved events, which occurred approximately 19 years ago, and there was no addition of materials in subsequent years. The second subject matter of the suit involved two events between 1995 and 1999. All material at issue in the action has been removed and properly disposed. During 2003, the Company reached a settlement amount with the State of $242,000 which satisfied both issues.


                                                     Employment

         Food processing  -         Full time              1,854
                         -          Seasonal                 364
                                                       ---------
                                                           2,218
                                    Other                     81
                                                       ---------

                                                           2,299

The Company has four collective bargaining agreements with three union locals covering approximately 503 of its full time employees. The terms of these agreements result in wages and benefits, which are substantially the same for comparable positions for the Company's non-union employees. Three collective bargaining agreements expire in calendar 2005. The remaining agreement expires in calendar 2006.


                               Foreign Operations

Export sales for the Company are a relatively small portion (about 3%) of the food processing sales.


                                     Item 2

                                   Properties

The Company has seven food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,448,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Six facilities in Minnesota, two facilities in Washington, one facility in Idaho, and five facilities in Wisconsin provide approximately 5,682,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. The facilities are owned by the Company.

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

                                     Item 3

                                Legal Proceedings

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages. The Company does not believe that an adverse decision in any of these proceedings would have a material adverse impact on its financial position, results of operations or cash flows. See Environmental Litigation in Item 1 for further legal discussion.


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

                                     PART II

                                     Item 5

    Market for Registrant's Common Stock and Related Security Holder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2003 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.


                                     Item 6

                             Selected Financial Data

Refer to the information in the 2003 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Refer to the information in the 2003 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.


                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk

Refer  to  the  information  in  the  2003  Annual  Report,   "Quantitative  and
Qualitative Disclosures about Market Risk", which is incorporated by reference.

                                     Item 8

                   Financial Statements and Supplementary Data

Refer to the information in the 2003 Annual Report, "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", which is incorporated by reference.

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


                                     Item 14

                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company's management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on an evaluation within 90 days prior to the filing date of this report of the Company's disclosure controls and procedures, the Company's chief executive officer and chief financial officer concluded that the design and operation of these controls and procedures are effective.

(b) Changes in internal controls.

The Company also maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the most recent evaluation of these controls by these officers.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Seneca Foods Corporation
Marion, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 2003 and 2002, and for each of the three years in the period ended March 31, 2003, and have issued our report thereon dated May 21, 2003; such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 16 (A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/s/DELOITTE & TOUCHE LLP

Rochester, New York
May 21, 2003

                                     PART IV


                                     Item 16

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.    Exhibits,  Financial Statements, and Supplemental Schedules

1. Financial Statements - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 2003, are incorporated by reference in Item 8:

     Consolidated Statements of Net Earnings - Years ended March 31, 2003, 2002 and 2001

     Consolidated Balance Sheets - March 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended March 31, 2003, 2002 and 2001

     Consolidated Statements of Stockholders' Equity - Years ended March 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements - Years ended March 31, 2003, 2002 and 2001

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

3. Exhibits:

     No. 3 - Articles of Incorporation and By-Laws - Incorporated by reference to the Company's Form 10-Q/A filed August, 1995; as amended by the amendments filed with the Company's Form 10-K filed June 1996, as amended by the Company's definitive proxy statement filed July, 1998; as amended by the Company's 8-K dated June 10, 2003.

     No. 4 - Articles defining the rights of security holders - Incorporated by reference to the Company's Form 10-Q/A filed August, 1995 as amended by amendments filed with the Company's Form 10-K filed June 1996. Instrument defining the rights of any holder of Long-Term Debt - Incorporated by reference to Exhibit 99 to the Company's Form 10-Q filed January 1995 as amended by Exhibit No. 4 of the Company's Form 10-K filed June, 1997, amended by Exhibit 4 of the Company's Form 10-Q and Form 10-Q/A filed November, 1997, as amended by amendments filed with the Company's definitive proxy statement filed July, 1998 as amended by the Company's 8-K dated June 10, 2003. The Company will furnish, upon request to the SEC, a copy of any instrument defining the rights of any holder of Long-Term Debt.

     No. 10 - Material Contracts - Incorporated by reference to the Company's Form 8-K dated February 24, 1995 for the First Amended and Restated Alliance Agreement and the First Amended and Restated Asset Purchase Agreement both with The Pillsbury Company amended by the Company's Form 8-K dated June 11, 2002. Filed herewith is an Indemnification Agreement dated January 31, 2002. Incorporated by reference to the Company's 8-K dated June 10, 2003 for the Purchase Agreement by and among Seneca Foods Corporation, Chiquita Brands International, Inc. and Friday Holdings, L.C.C. dated as of March 6, 2003.

     No. 13 - The material contained in the 2003 Annual Report to Shareholders under the following headings: "Five Year Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes thereto including Independent Auditors' Report", "Quantitative and Qualitative Disclosures about Market Risk", and "Shareholder Information and Quarterly Results".

     No. 21 - List of Subsidiaries 10

     No. 23 - Consents of Experts and Counsel 10

B. Reports on Form 8-K

An 8-K filed March 7, 2003 related to the signing of a Definitive Agreement related to the Purchase of Assets.

Schedule II

                                    VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                              Balance at     Charged/     Charged to    Deductions     Balance
                                              Beginning     (Credited)        other         from       at end
                                              of period     to income       accounts       reserve    of period
                                              -------------------------------------------------------------------

Year-ended March 31, 2003:
      Allowance for doubtful accounts         $        605  $        390  $    ---          $234      $     761
                                              ===================================================================

Year-ended March 31, 2002:
      Allowance for doubtful accounts         $        632  $        190  $    --           $217 (a)  $     605
                                              ===================================================================

Year-ended March 31, 2001:
      Allowance for doubtful accounts         $        469  $        188  $    --           $ 25(a)   $     632
                                              ===================================================================

(a) Accounts written off, net of recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SENECA FOODS CORPORATION



                           By/s/Jeffrey L. Van Riper   May 29, 2003
                             -----------------------
                                Jeffrey L. Van Riper
                                Controller and Secretary
                                (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                          Title                       Date


/s/Arthur S. Wolcott           Chairman and Director           May 29 , 2003
--------------------
Arthur S. Wolcott



/s/Kraig H. Kayser             President, Chief Executive      May 29, 2003
------------------
Kraig H. Kayser                  Officer, and Director



/s/Philip G. Paras             Chief Financial Officer         May 29, 2003
------------------
Philip G. Paras



/s/Jeffrey L. Van Riper        Controller and Secretary        May 29, 2003
-----------------------
Jeffrey L. Van Riper           (Principal Accounting Officer)



/s/Arthur H. Baer              Director                        May 29, 2003
-----------------
Arthur H. Baer



/s/Andrew M. Boas              Director                        May 29, 2003
-----------------
Andrew M. Boas



/s/Robert T. Brady             Director                        May 29, 2003
------------------
Robert T. Brady

Continued


Signature                       Title                              Date


/s/Douglas F. Brush            Director                        May 29, 2003
-------------------
Douglas F. Brush



/s/Edward O. Gaylord           Director                        May 29, 2003
--------------------
Edward O. Gaylord



/s/G. Brymer Humphreys          Director                       May 29, 2003
----------------------
G. Brymer Humphreys



/s/Susan W. Stuart             Director                        May 29, 2003
------------------
Susan W. Stuart

                                 CERTIFICATIONS

I, Kraig H. Kayser, certify that:

     1. I have reviewed the annual report on Form 10-K of Seneca Foods Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated: May 29, 2003


By:       /s/Kraig H. Kayser
-------------------------------------
Kraig H. Kayser
President and Chief Executive Officer

I, Philip G. Paras, certify that:

     1. I have reviewed this annual report on Form 10-K of Seneca Foods Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated: May 29, 2003

By:      /s/Philip G. Paras
----------------------------------------

Philip G. Paras, Chief Financial Officer