Form 10-Q
period 2003-06-28
SENECA FOODS CORP /NY/
filed 2003-08-14
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended June 28, 2003 Commission File Number 0-1989

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

Yes   X    No  _____

Indicate by check mark whether the Company in an accelerated filer (as define in Rule 12b-2 of the Exchange Act).

Yes   X    No  _____

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

              Class                        Shares Outstanding at July 31, 2003

  Common Stock Class A, $.25 Par                         3,911,480
  Common Stock Class B, $.25 Par                         2,764,005

                       PART I ITEM 1 FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                    6/28/03            3/31/03
                                                                                                    -------            -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $         2,576   $        64,984
    Accounts Receivable, Net                                                                          58,248            31,799
    Inventories:
        Finished Goods                                                                               134,072            88,769
        Work in Process                                                                                8,514            13,911
        Raw Materials                                                                                 68,525            38,969
                                                                                                    --------          --------
                                                                                                     211,111           141,649
    Off-Season Reserve (Note 2)                                                                       39,225                 -
    Deferred Income Tax Asset, Net                                                                     3,300             3,300
    Assets Held For Sale                                                                               9,169                 -
    Refundable Income Taxes                                                                                -               715
    Other Current Assets                                                                               2,373             1,254
                                                                                                    --------          --------
        Total Current Assets                                                                         316,833           243,701
Property, Plant and Equipment, Net                                                                   202,856           132,969
Other Assets                                                                                           5,885             2,870
                                                                                                    --------          --------
                                                                                                    $525,574          $379,540
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        60,386   $             -
    Accounts Payable                                                                                  60,884            22,730
    Accrued Expenses                                                                                  43,985            25,602
    Income Taxes Payable                                                                                 695                 -
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             23,807            22,987
                                                                                                    --------          --------
        Total Current Liabilities                                                                    189,757            71,319
Long-Term Debt                                                                                       128,588           127,107
Capital Lease Obligations                                                                              7,178             6,230
Deferred Income Tax Liability                                                                          9,891             9,023
Other Long-Term Liabilities                                                                           10,905             6,497

10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         41,551            41,586
Convertible, Participating Preferred Stock, $15.50
 Stated Value                                                                                         15,000                 -
Common Stock                                                                                           2,850             2,849
Paid in Capital                                                                                       15,716            14,616
Accumulated Other Comprehensive Income                                                                   587               422
Retained Earnings                                                                                    103,481            99,821
                                                                                                    --------          --------
        Stockholders' Equity                                                                         179,255           159,364
                                                                                                    --------          --------
                                                                                                    $525,574          $379,540
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


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/28/03                6/29/02
                                                                                 -------                -------

Net Sales                                                                 $          151,296       $         123,255

Costs and Expenses:
Cost of Product Sold                                                                 135,735                 111,489
Selling, General, and Administrative                                                   6,130                   4,830
Interest Expense                                                                       3,411                   3,662
                                                                           -----------------          --------------
  Total Costs and Expenses                                                           145,276                 119,981

Earnings Before Income Taxes                                                           6,020                   3,274

Income Taxes                                                                           2,348                   1,342
                                                                           -----------------          --------------
Net Earnings                                                              $            3,672       $           1,932
                                                                           =================          ==============
Basic:

  Earnings Per Common Share                                               $              .55       $             .29
                                                                           =================          ==============
Diluted:

  Earnings Per Common Share                                               $              .35       $             .19
                                                                           =================          ==============

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/28/03                6/29/02
                                                                                 -------                -------

Cash Flows From Operations:
    Net Earnings                                                          $            3,672      $            1,932
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided by
    Operating Activities:
        Depreciation and Amortization                                                  6,399                   5,885
        Deferred Income Taxes                                                            798                     405
        Changes in Working Capital:
          Accounts Receivable                                                          6,603                   3,150
          Inventories                                                                 12,912                  15,938
          Off-Season Reserve                                                         (39,225)                (26,857)
          Other Current Assets                                                        (1,057)                   (392)
          Refundable Income Taxes                                                      1,410                     934
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                           23,788                   6,200
                                                                            ----------------         ---------------
  Net Cash Provided by Operations                                                     15,300                   7,195

Cash Flows From Investing Activities:
    Acquisition                                                                     (110,449)                      -
    Proceeds from the Sale of Assets                                                  39,585                       -
    Asset Held For Sale                                                               (9,169)                      -
    Cash Received with Acquistion                                                      2,563                       -
    Additions to Property, Plant,
      and Equipment                                                                   (2,913)                   (715)
                                                                            ----------------         ---------------
  Net Cash Used in Investing
      Activities                                                                     (80,383)                   (715)

Cash Flows From Financing Activities:
    Net Borrowings on Notes Payable                                                   35,011                       -
    Payments of Long-Term Debt and Capital
    Lease Obligations                                                                (32,210)                   (417)
    Other                                                                               (114)                      5
    Dividends                                                                            (12)                    (12)
                                                                           -----------------         ---------------
  Net Cash Used in
      Financing Activities                                                             2,675                    (424)
Net (Decrease) Increase in Cash and Short-
    Term Investments                                                                 (62,408)                  6,056
Cash and Cash Equivalents,
Beginning of Period                                                                   64,984                  24,973
                                                                           -----------------       -----------------
Cash and Cash Equivalents,
    End of Period                                                         $            2,576      $           31,029
                                                                            ================        ================

Supplemental information on non-cash investing and financing activities:
$16.1 million of Preferred Stock was issued in parital consideration for the CPF acquisition. The Company assumed $9.1 million of long-term debt related to the CPF acquisition. (see footnotes for details).

The accompanying notes are an integral part of these condensed financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 28, 2003

1.      Consolidated Condensed Financial Statements


        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of June 28, 2003 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2003 balance sheet was derived from audited financial statements.

        The results of operations for the three month period ended June 28, 2003 and June 29, 2002 are not necessarily indicative of the results to be expected for the full year.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2003 Seneca Foods Corporation Annual Report and Form 10-K.

        Other footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's 2003 Annual Report and Form 10-K.

2. The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances are zero at fiscal year end. Depending on the time of year, Off-Season Reserve is either the excess of absorbed expenses over incurred  expenses  to date or the excess of  incurred  expenses  over absorbed expenses to date. During the first quarter of each year, incurred expenses exceed absorbed expenses due to timing of production.

3. Comprehensive income consisted solely of Net Earnings,and Net Unrealized Gain Change on Moog, Inc. Stock. The following table provides the results for the periods presented:

                                                          Three Months Ended
                                                          ------------------
                                                        6/28/03       6/29/02
                                                        -------       -------

Net Earnings                                             $3,672        $1,932

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gain Change on
    Investment                                              165           349
                                                         --------------------
    Comprehensive Earnings                               $3,837        $2,281
                                                         ====================

4. Recently Issued Accounting Standards: none of the recently issued accounting standards whether effective for the Company or not currently, are expected to have a material effect on the Company's financial position or results of operations.

5. On May 27, 2003, the Registrant completed its acquisition of the membership interest in Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Registrant's Participating Convertible Preferred Stock. In early fiscal July, the Registrant refinanced $20.0 million of outstanding debt under the revolving credit facility with new term debt from an insurance company.

       The new $200 million revolving credit facility has a five-year term. The Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis (see Part II Item 2 for details). The new term debt from an insurance company of $20 million, when combined with the refinance of existing insurance company debt of $32.5 million, has an interest rate of 8.37%, a fifteen year amortization and a ten year term.

       As part of this acquisition, the Company assumed seasonal notes payable from the CPF revolving credit facility of $25.4 million which was paid off at the time of acquisition with proceeds from the new $200 million revolving credit facility. The Company also assumed $35.9 million of CPF long-term debt and capital lease obligations, of which $26.8 million was paid off at the time of acquisition with proceeds from the new $200 million revolving credit facility. The remaining long-term debt principally involves two Industrial Revenue Development Bonds totaling $5.5 million and consisting of a $3 million Pickett, Wisconsin issue due on June 1, 2005 with an interest rate of 7.75% and a $2.5 million Walla Walla, Washington issue due on September 1, 2005 with an interest rate of 7.75%. The balance of the debt acquired, totaling $3.6 million, has interest rates ranging from 1.9% to 9% and is due through 2011.

       The Company's statements of income for the quarter ended June 28, 2003 include one month of the CPF acquired operations. A pro forma income statement as if the operations were acquired at the beginning of the periods presented follows:

                                                      Three Months Ended June
                                                      -----------------------
                                                         2003          2002
                                                         ----          ----
              Net Sales                                $205,778      $210,195

              Cost of Product Sold                      186,665       192,063
              Selling, General, and
                Administrative                           10,435        12,390
              Interest Expense                            4,261         4,860
              Other Expense (Income)                      1,882           (23)
                                                       ----------------------
                Total Costs and Expenses                203,243       209,290

              Earnings From Continuing Operations
                Before Income Taxes                       2,535           905
              Income Taxes                                  989           371
                                                       ----------------------
              Net Earnings From Continuing Operations     1,546           534
                                                       ======================
              Basic Net Earnings From Continuing
                Operations                               $ 0.23        $ 0.08
                                                       ======================

       The Registrant sold three former Chiquita Processed Foods plants and related assets to Lakeside Foods, Inc. on June 17, 2003. The Registrant sold one additional plant of Chiquita Processed Foods and related assets to Lakeside Foods, Inc. on August 6, 2003. The sales to Lakeside Foods generated $47 million in cash proceeds, which was used to pay down debt.


       In late August, the Registrant expects to refinance up to an additional $22.5 million of outstanding debt under the revolving credit facility with new term debt from an insurance company. The refinancing of the additional outstanding debt is subject to the negotiation of definitive documentation. Therefore, there can be no assurance that this transaction will be completed.

       The allocation of purchase price is preliminary and is subject to change as additional information regarding the fair value of assets and liabilities acquired is obtained.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

                                  June 28, 2003

Results of Operations:

Sales:

Total sales reflect an increase of 22.8% for the first quarter versus 2002. The sales increase, primarily reflects one month of operating activity related to the Chiquita Processed Foods, L.L.C. acquired May 27, 2003.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                                       Three Months Ended
                                                       ------------------
                                                     6/28/03       6/29/02
                                                     -------       -------
Cost of Product Sold                                   89.6%         90.4%
Selling                                                 3.2           3.2
Other Expense                                           0.0           0.0
Administrative                                          0.9           0.7
Interest Expense                                        2.3           3.0
                                                     -------       ------
                                                       96.0%         97.3%
                                                     ======        ======

Favorable cost of manufacturing variances were a major contributing factor in improved operating results.

Income Taxes:
The effective tax rate was 39% in 2003 and 41% in 2002.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                              ---------------                  ------------
                                                             2003           2002             2003           2002
                                                             ----           ----             ----           ----

     Working Capital Balance                             $124,027        $173,963        $172,382       $163,606
     Quarter Change                                       (45,306)          4,500               -              -
     Notes Payable                                         60,386               -               -              -
     Long-Term Debt                                       135,766         173,792         133,337        156,100
     Current Ratio                                         1.65:1          3.38:1          3.42:1         3.00:1

The change in Working Capital for the June 2003 quarter from the June 2002 quarter is largely due to the acquisition of the membership interest in Chiquita Processed Foods, L.L.C. for $110 million in cash and $16.1 million in preferred stock. This was partially offset by higher earnings in the current year quarter than the prior year quarter ($3,672,000 earnings as compared to $1,932,000 earnings last year).

See Consolidated Condensed Statements of Cash Flows for further details.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 28, 2003

Inventory increased $45.2 million from the same period last year primarily reflecting an increase of $82.8 million representing the net effect of the CPF acquisition less the inventory sold to Lakeside Foods, Inc., discussed above. The $84.4 million increase was partially offset by the Company's continued emphasis on inventory management and the reduced pack from last year. Cash and short term investments decreased $28.5 million again due to the acquisition.

On May 27, 2003, the Registrant completed its acquisition of the membership interest in Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Registrant's Participating Convertible Preferred Stock. In early fiscal July, the Registrant refinanced $20.0 million of outstanding debt under the revolving credit facility with new term debt from an insurance company.

The new $200 million revolving credit facility has a five-year term. The Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis (see Part II Item 2 for details). The new term debt from an insurance company of $20 million, when combined with the refinance of existing insurance company debt of $32.5 million, has an interest rate of 8.37%, a fifteen year amortization and a ten year term.

As part of this acquisition, the Company assumed seasonal notes payable from the CPF revolving credit facility of $25.4 million which was paid off at the time of acquisition with proceeds from the new $200 million revolving credit facility. The Company also assumed $35.9 million of CPF long-term debt and capital lease obligations, of which $26.8 million was paid off at the time of acquisition with proceeds from the new $200 million revolving credit facility. The remaining long-term debt principally involves two Industrial Revenue Development Bonds totaling $5.5 million and consisting of a $3 million Pickett, Wisconsin issue due on June 1, 2005 with an interest rate of 7.75% and a $2.5 million Walla Walla, Washington issue due on September 1, 2005 with an interest rate of 7.75%. The balance of the debt acquired, totaling $3.6 million, has interest rates ranging from 1.9% to 9% and is due through 2011.

The Company's statements of income for the quarter ended June 28, 2003 include one month of the CPF acquired operations. A pro forma income statement as if the operations were acquired at the beginning of the periods presented follows:

                                                      Three Months Ended June
                                                      -----------------------
                                                         2003          2002
                                                         ----          ----
              Net Sales                                $205,778      $210,195

              Cost of Product Sold                      186,665       192,063
              Selling, General, and
                Administrative                           10,435        12,390
              Interest Expense                            4,261         4,860
              Other Expense (Income)                      1,882           (23)
                                                       ----------------------
                Total Costs and Expenses                203,243       209,290

              Earnings From Continuing Operations
                Before Income Taxes                       2,535           905
              Income Taxes                                  989           371
                                                       ----------------------
              Net Earnings From Continuing Operations     1,546           534
                                                       ======================
              Basic Net Earnings From Continuing
                Operations                               $ 0.23        $ 0.08
                                                       ======================

The Registrant sold three former Chiquita Processed Foods plants and related assets to Lakeside Foods, Inc. on June 17, 2003. The Registrant sold one additional plant of Chiquita Processed Foods and related assets to Lakeside Foods, Inc. on August 6, 2003. The sales to Lakeside Foods generated $47 million in cash proceeds, which was used to pay down debt.


In late August, the Registrant expects to refinance up to an additional $22.5 million of outstanding debt under the revolving credit facility with new term debt from an insurance company. The refinancing of the additional outstanding debt is subject to the negotiation of definitive documentation. Therefore, there can be no assurance that this transaction will be completed.

The allocation of purchase price is preliminary and is subject to change as additional information regarding the fair value of assets and liabilities acquired is obtained.

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

Critical Accounting Policies

In the first three months ended June 28, 2003, the Company sold for cash, on a bill and hold basis, $23,706,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

Recently Issued Accounting Standards none of the recently issued accounting standards whether effective for the Company or not currently, are expected to have a material effect on the Company's financial position or results of operations.



        ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in Market Risk since our March 31, 2003 report.

                         ITEM 4 Controls and Procedures

(a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Kraig H. Kayser, our President and Chief Executive Officer, and Philip G. Paras, our Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Kayser and Paras concluded that as of the end of our most recent fiscal quarter, our disclosure controls were effective.

(b) Internal controls. Since the date of the last evaluation, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION


Item 1.               Legal Proceedings

                      None.

Item 2.               Changes in Securities

                      On May 27, 2003, the Company issued 967,742 shares of Convertible Participating Preferred Stock, May 2003 Series, to Friday Holdings L.L.C. as partial consideration for the acquisition of the membership interest in Chiquita Processed Foods, L.L.C. These shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Upon issuance, these preferred shares were initially convertible into Seneca Foods Class A Common Stock on a one-for-one basis. Additional conversion provisions, including among other things, adjustments to the one-for-one conversion ratio resulting from stock splits, stock dividends, reorganizations and sales by the Company of Class A Common Stock (or securities convertible into that stock) at a price below current market price of Class A Common Stock are set forth in the Amendment to the Company's Articles of Incorporation filed as an exhibit to the Company's Form 8-K filed on June 10, 2003. The proceeds were valued at $16.60 per share based on the market value of the Class A Common Stock at the time of the acquisition.

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders

                      None.

Item 5.               Other Information

                      None.

Item 6.               Exhibits and Reports on Form 8-K

(a)      Exhibits

11   Computation of earnings per share (filed herewith)
31   Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K


         (1) Form 8-K Filed June 10, 2003

         A Current Report on Form 8-K was filed related to the acquisition of Chiquita Processed Foods, L.L.C.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     Seneca Foods Corporation
                                                            (Company)



                                                     /s/Kraig H. Kayser
                                                     ------------------------
August 12, 2003                                      Kraig H. Kayser
                                                     President and
                                                     Chief Executive Officer


                                                     /s/Jeffrey L. Van Riper
                                                     -------------------------
August 12, 2003                                      Jeffrey L. Van Riper
                                                     Controller and
                                                     Chief Accounting Officer