Form 10-K/A
period 2003-03-31
SENECA FOODS CORP /NY/
filed 2003-09-05
CIK 88948

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

                                Amendment No. 1

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

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 2003 (the "2003 Annual Report") applicable to Part II, Items 5-8 and Part IV, Item 14 of Form 10-K/A.

                          Explanatory Note on Amendment

This amendment No. 1 on Form 10-K/A is being filed to reflect the restatement of basic earnings per common share in order to include the Company's participating convertible preferred stock in the calculation of weighted average number of shares outstanding for basic earnings per share purposes, as discussed in Note 15 to the Company's Consolidated Financial Statements included at Item 8. Previously reported diluted earnings per share are not affected and remain unchanged.

For convenience, the Company is restating its Form 10-K for the year ended March 31, 2003 in its entirety.


                                            TABLE OF CONTENTS
                                  FORM 10-K/A ANNUAL REPORT - FISCAL 2003
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

                            Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration, quality, service, and pricing being the major determinants in the Company's relative market position. During the past year approximately 10% of the Company's processed foods were packed for retail customers under the Company's branded labels of Libby's(R), Blue Boy(R), Aunt Nellie's Farm Kitchen(R), and Seneca(R). About 15% of the processed foods were packed for institutional food distributors and 35% of processed foods were retail packed under the private label of customers. The remaining 40% is sold under the Alliance Agreement with GMOI (see note 13 to Consolidated Financial Statements included at Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would substantially reduce the Company's sales and profitability unless the Company were to enter into a new substantial supply relationship with GMOI or another major vegetable marketer. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

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
                                                       ---------

                                                           2,299
                                                       =========

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

Certain of the Company's facilities are mortgaged to financial institutions to secure long-term debt and capital lease obligations. See Notes 4 and 5 to Consolidated Financial Statements included at Item 8, Financial Statements and Supplementary Data, for additional information about the Company's long-term debt and lease commitments.

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

                                     PART II

                                     Item 5

    Market for Registrant's Common Stock and Related Security Holder Matters

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2003 Annual Report included as Exhibit 13, "Shareholder Information", which is incorporated by reference.


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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   Seneca Foods Corporation
Marion, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 2003 and 2002, and for each of the three years in the period ended March 31, 2003, and have issued our report thereon dated May 21, 2003 (September 3, 2003, as to Note 10 and Note 15) (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement discussed in Note 15); such consolidated financial statements and report are included in Exhibit 13 of this annual report on Form 10-K/A. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 16(A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
May 21, 2003 (September 3, 2003 as to
  Note 10 and Note 15 referenced above)

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

     No. 21 - List of Subsidiaries

     No. 23 - Consent of Deloitte & Touche LLP

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

Schedule II

                                    VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                              Balance at     Charged/     Charged to    Deductions     Balance
                                              Beginning     (Credited)        other         from       at end
                                              of period     to income       accounts       reserve    of period
                                              -------------------------------------------------------------------

Year-ended March 31, 2003:
      Allowance for doubtful accounts         $        605  $        390  $    ---          $234 (a)  $     761
                                              ===================================================================

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

                            SENECA FOODS CORPORATION



                           By                          September 5, 2003
                             -----------------------
                                Jeffrey L. Van Riper
                                Controller and Secretary
                                (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                          Title                       Date


                               Chairman and Director           September 5, 2003
--------------------
Arthur S. Wolcott



                               President, Chief Executive      September 5, 2003
------------------               Officer, and Director
Kraig H. Kayser



                               Chief Financial Officer         September 5, 2003
------------------
Philip G. Paras



                               Controller and Secretary        September 5, 2003
-----------------------         (Principal Accounting Officer)
Jeffrey L. Van Riper



                               Director                        September 5, 2003
-----------------
Arthur H. Baer



                               Director                        September 5, 2003
-----------------
Andrew M. Boas



                               Director                        September 5, 2003
------------------
Robert T. Brady

Continued


Signature                       Title                              Date


                               Director                        September 5, 2003
-------------------
Douglas F. Brush



                               Director                        September 5, 2003
--------------------
Edward O. Gaylord



                                Director                       September 5, 2003
----------------------
G. Brymer Humphreys



                               Director                        September 5, 2003
------------------
Susan W. Stuart