Form 10-Q/A
period 2003-06-28
SENECA FOODS CORP /NY/
filed 2003-09-05
CIK 88948

Form 10-Q/A

                                  Amendment No. 1

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

Yes   X    No  _____
    -----

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No  _____
    -----
The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

              Class                        Shares Outstanding at July 31, 2003

  Common Stock Class A, $.25 Par                         3,911,480
  Common Stock Class B, $.25 Par                         2,764,005

                          Explanatory Note on Amendment

The Company has filed this amendment (i) to reflect changes made under Item 1 to its Condensed Consolidated Statement of Cash Flows for the quarter ended June 28, 2003 and (ii) to restate its basic earnings per common share in order to include the Company's participating convertible preferred stock in the calculation of weighted average number of shares outstanding for basic earnings per share purposes, which reduces previously reported basic earnings per share. Previously reported diluted earnings per share are not affected and remain unchanged. These changes do not impact the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Net Earnings except for basic earnings per share. In addition, this amendment includes certain other corrections and clarifications under Items 1 and 2 that were identified in the course of the Company's review of the amended report.

The Company filed its Form 10-Q for the three month period ended June 28, 2003, before the Company's independent acccountants had completed their review of such Form 10-Q.

For convenience, the Company is restating its Form 10-Q for the quarterly period ended June 28, 2003 in its entirety.



                       PART I ITEM 1 FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                                    6/28/03            3/31/03
                                                                                                    -------            -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $         2,576   $        64,984
    Accounts Receivable, Net                                                                          49,079            31,799
    Inventories:
        Finished Goods                                                                               134,072            88,769
        Work in Process                                                                                8,514            13,911
        Raw Materials                                                                                 68,525            38,969
                                                                                                    --------          --------
                                                                                                     211,111           141,649
    Off-Season Reserve (Note 2)                                                                       39,225                 -
    Deferred Income Tax Asset, Net                                                                     3,300             3,300
    Assets Held For Sale                                                                               9,169                 -
    Refundable Income Taxes                                                                                -               715
    Other Current Assets                                                                               2,373             1,254
                                                                                                    --------          --------
        Total Current Assets                                                                         316,833           243,701
Property, Plant and Equipment, Net                                                                   202,856           132,969
Other Assets                                                                                           5,885             2,870
                                                                                                    --------          --------
    Total Assets                                                                                    $525,574          $379,540
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        60,386   $             -
    Accounts Payable                                                                                  60,884            22,730
    Accrued Expenses                                                                                  43,985            25,602
    Income Taxes Payable                                                                                 695                 -
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             23,807            22,987
                                                                                                    --------          --------
        Total Current Liabilities                                                                    189,757            71,319
Long-Term Debt                                                                                       128,588           127,107
Capital Lease Obligations                                                                              7,178             6,230
Deferred Income Tax Liability                                                                          9,891             9,023
Other Long-Term Liabilities                                                                           10,905             6,497
Commitments                                                                                                -                 -
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12
 Stated Value                                                                                         41,551            41,586
Convertible, Participating Preferred Stock, $15.50
 Stated Value                                                                                         15,000                 -
Common Stock                                                                                           2,850             2,849
Paid in Capital                                                                                       15,716            14,616
Accumulated Other Comprehensive Income                                                                   587               422
Retained Earnings                                                                                    103,481            99,821
                                                                                                    --------          --------
        Stockholders' Equity                                                                         179,255           159,364
                                                                                                    --------          --------
        Total Liabilities and Stockholders' Equity                                                  $525,574          $379,540
                                                                                                    ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/28/03                6/29/02
                                                                                 -------                -------

Net Sales                                                                 $          151,296       $         123,255

Costs and Expenses:
Cost of Product Sold                                                                 135,735                 111,489
Selling, General, and Administrative                                                   6,130                   4,830
Interest Expense                                                                       3,411                   3,662
                                                                           -----------------          --------------
  Total Costs and Expenses                                                           145,276                 119,981

Earnings Before Income Taxes                                                           6,020                   3,274

Income Taxes                                                                           2,348                   1,342
                                                                           -----------------          --------------
Net Earnings                                                              $            3,672       $           1,932
                                                                           =================          ==============
Basic:

  Earnings Per Common Share (as restated, see Note 7)                     $              .35       $             .19
                                                                           =================          ==============
Diluted:

  Earnings Per Common Share                                               $              .35       $             .19
                                                                           =================          ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/28/03                6/29/02
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings                                                          $            3,672      $            1,932
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided by
      Operating Activities:
        Depreciation and Amortization                                                  6,399                   5,885
        Deferred Income Taxes                                                            798                     405
        Changes in Working Capital:
          Accounts Receivable                                                          6,603                   3,150
          Inventories                                                                  6,059                  15,938
          Off-Season Reserve                                                         (39,225)                (26,857)
          Other Current Assets                                                        (1,057)                   (392)
          Refundable Income Taxes                                                      1,410                     934
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                           23,693                   6,200
                                                                            ----------------         ---------------
  Net Cash Provided by Operations                                                      8,352                   7,195

Cash Flows From Investing Activities:
    Acquisition                                                                     (110,449)                      -
    Proceeds from the Sale of Assets                                                  39,585                       -
    Cash Received with Acquisition                                                     2,560                       -
    Additions to Property, Plant,
      and Equipment                                                                   (2,913)                   (715)
                                                                            ----------------         ---------------
  Net Cash Used in Investing
      Activities                                                                     (71,217)                   (715)

Cash Flows From Financing Activities:
    Net Borrowings on Notes Payable                                                   35,011                       -
    Payments of Long-Term Debt and Capital
    Lease Obligations                                                                (32,200)                   (417)
    Other                                                                             (2,342)                      5
    Dividends                                                                            (12)                    (12)
                                                                           -----------------         ---------------
  Net Cash Provided by (Used in)
      Financing Activities                                                               457                    (424)
Net (Decrease) Increase in Cash and Cash
  Equivalents                                                                        (62,408)                  6,056
Cash and Cash Equivalents,
Beginning of Period                                                                   64,984                  24,973
                                                                           -----------------       -----------------
Cash and Cash Equivalents,
    End of Period                                                         $            2,576      $           31,029
                                                                            ================        ================

Supplemental information on non-cash investing and financing activities:
$16.1 million of Preferred Stock was issued in partial consideration for the CPF acquisition. The Company assumed $9.1 million of long-term debt related to the CPF acquisition. (see Note 5).

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 28, 2003

1.   Condensed Consolidated Financial Statements


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of June 28, 2003 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2003 balance sheet was derived from audited financial statements.

     The results of operations for the three month period ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated financial statements in the 2003 Seneca Foods Corporation Annual Report and Form 10-K.

     Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's 2003 Annual Report and Form 10-K.

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

3. Comprehensive income consisted solely of Net Earnings, and net unrealized gains on securities classified as available-for-sale. The following table provides the results for the periods presented:

                                                          Three Months Ended
                                                          ------------------
                                                        6/28/03       6/29/02
                                                        -------       -------

Net Earnings                                             $3,672        $1,932

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gains on
    Investment                                              165           349
                                                         --------------------
    Comprehensive Earnings                               $3,837        $2,281
                                                         ====================

4. Recently issued, but not yet effective, accounting standards have been considered by the Company and are not expected to have a material effect on the Company's financial position or results of operations.


5. On May 27, 2003, the Company completed its acquisition of 100% of the membership interest in Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock. The Preferred Stock was valued at $16.60 per share based on the market value of the Class A Common Stock at the time the acquisition was announced.

     The new $200 million revolving credit facility has a five-year term. The Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis. On June 30, 2003 (second quarter), the Company refinanced $20.0 million of outstanding debt under the revolving credit facility with new term debt from an insurance company. The new term debt from the insurance company of $20 million, when combined with the refinancing of existing insurance company debt of $32.5 million, has an interest rate of 8.37%, a fifteen year amortization and a ten year term.

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

     The Company's statement of net earnings for the quarter ended June 28, 2003 includes one month of the CPF acquired operations. A pro forma income statement as if the operations were acquired at the beginning of the periods presented follows:

                                                         Three Months Ended
                                                         ------------------
                                                        6/28/03       6/29/02
                                                        -------       -------
              Net Sales                                $205,778      $210,195

              Cost of Product Sold                      186,665       192,063
              Selling, General, and
                Administrative                           10,435        12,390
              Interest Expense                            4,261         4,860
              Other Expense (Income)                      1,882           (23)
                                                       ----------------------
                Total Costs and Expenses                203,243       209,290

              Earnings From Continuing Operations
                Before Income Taxes                       2,535           905
              Income Taxes                                  989           371
                                                       ----------------------
              Net Earnings From Continuing Operations     1,546           534
                                                       ======================
              Basic Net Earnings Per Share From
                Continuing Operations                    $ 0.15        $ 0.05
                                                       ======================
              Diluted Net Earnings Per Share From
                Continuing Operations                    $ 0.15        $ 0.05
                                                       ======================

     The Company sold three former Chiquita Processed Foods plants and related assets to Lakeside Foods, Inc. on June 17, 2003. The Company sold one additional plant of Chiquita Processed Foods and related assets to Lakeside Foods, Inc. on August 6, 2003. The aforementioned sales to Lakeside Foods generated $47 million in cash proceeds, which was used to pay down debt.

     The Company expects to refinance up to an additional $22.5 million of outstanding debt under the revolving credit facility with new term debt from an insurance company in late August 2003. The refinancing of the additional outstanding debt is subject to the negotiation of definitive documentation. Therefore, there can be no assurance that this transaction will be completed.

     The allocation of purchase price is preliminary and is subject to change as additional information regarding the fair value of assets and liabilities acquired is obtained.

6.   Earnings per Share:

                                                        Three Months Ended

                                                     6/28/03         6/29/02
Basic Net Earnings Applicable to Common
 Stock (In thousands except per share data):

Net Earnings                                  $        3,672 $         1,932
 Deduct Preferred Cash Dividends                           6               6
                                              ------------------------------
Net Earnings Applicable to
 Common Stock                                 $        3,666 $         1,926
                                              ==============================
Weighted Average Common Shares
  Outstanding                                          6,999           6,589
Weighted Average Participating
 Preferred Shares                                      3,482           3,569
                                              ------------------------------
Weighted Average Shares
  Outstanding for Basic Earnings
  per Share                                           10,481          10,158
                                               =============================
Basic Earnings Per Share                       $         .35 $           .19
                                               =============================
Diluted Net Earnings Applicable to Common
  Stock (In thousands except per share data):

Net Earnings Applicable to
 Common Stock                                  $      3,666 $          1,926
Add Back Preferred Cash Dividends                         5                5
                                               -----------------------------
Net Earnings Applicable to
 Common Stock                                  $      3,671 $          1,931
                                               =============================
Weighted Average
  Shares Outstanding                                 10,481           10,158
Effect of Convertible Preferred Stock                    67               67
                                               -----------------------------
Weighted Average Shares
  Outstanding for Diluted Earnings
  per Share                                          10,548           10,225
                                               =============================
Diluted Earnings Per Share                     $        .35 $            .19
                                               =============================

7. Subsequent to the issuance of its condensed consolidated financial statements for the quarter ended June 28, 2003, the Company determined that it should have included convertible participating preferred stock in its calculation of basic earnings per share under the if-converted method. The Company also determined that it had not provided appropriate information with respect to the calculation of earnings per share in the notes to condensed consolidated financial statements and identified errors in its statement of cash flows for the three months ended June 28, 2003 with respect to amounts reported for assets held for sale.

     As a result, the accompanying condensed consolidated financial statements for the three months ended June 28, 2003 have been restated from the amounts previously reported to include appropriate disclosure of the calculations of earnings per share (see note 6); to reduce basic earnings per share for the three months ended June 28, 2003 and June 29,
     2002;   and  to appropriately  classify  certain cash flows for the three months ended June 28, 2003.

     The following summarizes these restatements (In Thousands except earnings per share data):

                                    June 28, 2003            June 29, 2002
                                    -------------            -------------
                              As Previously    As      As Previously   As
                                 Reported    Restated   Reported     Restated
                                 --------    --------   --------     --------
 Basic earnings per share           $.55       $.35       $.29         $.19

                                                  June 28, 2003
                                                  -------------
                                          As Previously
                                             Reported      As Restated
                                             --------      -----------
         Net Cash Provided by Operating
           Activities                        $ 15,300          $8,352

         Net Cash Used in Investing
           Activities                         (80,383)        (71,217)

         Net Cash Provided by
           Financing Activities                 2,675             457
                                             ------------------------
         Net Decrease in Cash and Cash
           Equivalents                       $(62,408)       $(62,408)
                                             ========================

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

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                                                       Three Months Ended
                                                       ------------------
                                                     6/28/03       6/29/02
                                                     -------       -------
Cost of Product Sold                                   89.6%         90.4%
Selling                                                 3.2           3.2
Administrative                                          0.9           0.7
Interest Expense                                        2.3           3.0
                                                     -------       ------
                                                       96.0%         97.3%
                                                     ======        ======

Favorable cost of manufacturing variances were a major contributing factor in improved operating results.

Income Taxes:
The effective tax rate was 39% in 2003 and 41% in 2002.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                              ---------------                  ------------
                                                             2003           2002             2003           2002
                                                             ----           ----             ----           ----

     Working Capital Balance                             $127,076        $173,963        $172,382       $163,606
     Quarter Change                                       (45,306)          4,500               -              -
     Notes Payable                                         60,386               -               -              -
     Long-Term Debt                                       135,766         173,792         133,337        156,100
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

See Condensed Consolidated Statements of Cash Flows for further details.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 28, 2003

Inventory increased $45.2 million from the same period last year primarily reflecting an increase of $82.8 million representing the net effect of the CPF acquisition less the inventory sold to Lakeside Foods, Inc., as discussed in the Notes to the Condensed Consolidated Financial Statements. The $82.8 million increase was partially offset by the Company's continued emphasis on inventory management and reduced production from last year. Cash and short term investments decreased $28.5 million again due to the acquisition.

On May 27, 2003, the Company completed its acquisition of 100% of the membership interest in Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock. The Preferred Stock was valued at $16.60 per share based on the market value of the Class A Common Stock at the time the acquisition was announced.

The new $200 million revolving credit facility has a five-year term. The Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis. On June 30, 2003 (second quarter), the Company refinanced $20.0 million of outstanding debt under the revolving credit facility with new term debt from an insurance company. The new term debt from the insurance company of $20 million, when combined with the refinancing of existing insurance company debt of $32.5 million, has an interest rate of 8.37%, a fifteen year amortization and a ten year term.

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


The Company's statement of net earnings for the quarter ended June 28, 2003 includes one month of the CPF acquired operations. A pro forma income statement as if the operations were acquired at the beginning of the periods presented follows:

                                                      Three Months Ended June
                                                      -----------------------
                                                       6/28/03       6/29/02
                                                       -------       -------
              Net Sales                                $205,778      $210,195

              Cost of Product Sold                      186,665       192,063
              Selling, General, and
                Administrative                           10,435        12,390
              Interest Expense                            4,261         4,860
              Other Expense (Income)                      1,882           (23)
                                                       ----------------------
                Total Costs and Expenses                203,243       209,290

              Earnings From Continuing Operations
                Before Income Taxes                       2,535           905
              Income Taxes                                  989           371
                                                       ----------------------
              Net Earnings From Continuing Operations     1,546           534
                                                       ======================
              Basic Net Earnings Per Share From
                Continuing Operations                    $ 0.15        $ 0.05
                                                       ======================
              Diluted Net Earnings Per Share From
                Continuing Operations                    $ 0.15        $ 0.05
                                                       ======================

The Company sold three former Chiquita Processed Foods plants and related assets to Lakeside Foods, Inc. on June 17, 2003. The Company sold one additional plant of Chiquita Processed Foods and related assets to Lakeside Foods, Inc. on August 6, 2003. The aforementioned sales to Lakeside Foods generated $47 million in cash proceeds, which was used to pay down debt.

The Company expects to refinance up to an additional $22.5 million of outstanding debt under the revolving credit facility with new term debt from an insurance company in late August 2003. The refinancing of the additional outstanding debt is subject to the negotiation of definitive documentation. Therefore, there can be no assurance that this transaction will be completed.

The allocation of purchase price is preliminary and is subject to change as additional information regarding the fair value of assets and liabilities acquired is obtained.

Subsequent to the issuance of its condensed consolidated financial statements for the quarter ended June 28, 2003, the Company determined that it should have included convertible participating preferred stock in its calculation of basic earnings per share under the if-converted method. The Company also determined that it had not provided appropriate information with respect to the calculation of earnings per share in the notes to condensed consolidated financial statements and identified errors in its statement of cash flows for the three months ended June 28, 2003 with respect to amounts reported for assets held for sale.

As a result, the accompanying condensed consolidated financial statements for the three months ended June 28, 2003 have been restated from the amounts previously reported to include appropriate disclosure of the calculations of earnings per share (see note 6); to reduce basic earnings per share for the three months ended June 28, 2003 and June 29, 2002; and to appropriately classify certain cash flows for the three months ended June 28, 2003.

     The following summarizes these restatements (In Thousands except earnings per share data):

                                    June 28, 2003            June 29, 2002
                                    -------------            -------------
                              As Previously    As      As Previously   As
                                 Reported    Restated   Reported     Restated
                                 --------    --------   --------     --------
 Basic earnings per share           $.55       $.35       $.29         $.19

                                                  June 28, 2003
                                                  -------------
                                          As Previously
                                             Reported      As Restated
                                             --------      -----------
         Net Cash Provided by Operating
           Activities                        $ 15,300          $8,352

         Net Cash Used in Investing
           Activities                         (80,383)        (71,217)

         Net Cash Provided by
           Financing Activities                 2,675             457
                                             ------------------------
         Net Decrease in Cash and Cash
           Equivalents                       $(62,408)       $(62,408)
                                             ========================



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

Critical Accounting Policies

In the three months ended June 28, 2003, the Company sold for cash, on a bill and hold basis, $23,706,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

Trade promotions are an important component of the sales and marketing of the Company's branded products, and are critical to the support of the business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to retailers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the retailer based on expected levels of performance and are recorded as a reduction of revenue. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

Recently  issued,  but  not  yet  effective,   accounting  standards  have  been
considered by the Company and are not expected to have a material effect on the Company's financial position or results of operations.


        ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of its regular borrowing activities, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through its regular financing activities. In connection with the acquisition of CPF, the Company entered into a new $200 million revolving credit facility with a five-year term to finance its seasonal working capital requirements. Interest is based on LIBOR plus a spread. Repayment is required at the expiration date of the facility which is May 27, 2008. The Company had $60.4 million outstanding under this facility as of June 28, 2003. The Company maintains investments in cash equivalents (none at June 28, 2003 and $60.9 million as of March 31, 2003) and has investments in a modest amount of marketable securities. Long-term debt represents secured and unsecured debentures, certain notes payable to insurance companies used to finance long-term investments such as business acquisitions, and capital lease obligations. Long-term debt bears interest at fixed and variable rates. Refer to the March 31, 2003 report for the table of Interest Rate Sensitivity of Long-Term Debt, Short Term Debt and Short Term Investments.

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

(b) Internal controls. During the period covered by this report, there have not been any significant changes in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION


Item 1.               Legal Proceedings

                      None.

Item 2.               Changes in Securities

                      On May 27, 2003, the Company issued 967,742 shares of Convertible Participating Preferred Stock, May 2003 Series, to Friday Holdings L.L.C. as partial consideration for the acquisition of the membership interest in Chiquita Processed Foods, L.L.C. These shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Upon issuance, these preferred shares were initially convertible into Seneca Foods Class A Common Stock on a one-for-one basis. Additional conversion provisions, including among other things, adjustments to the one-for-one conversion ratio resulting from stock splits, stock dividends, reorganizations and sales by the Company of Class A Common Stock (or securities convertible into that stock) at a price below current market price of Class A Common Stock are set forth in the Amendment to the Company's Articles of Incorporation filed as an exhibit to the Company's Form 8-K filed on June 10, 2003. The proceeds were valued at $16.60 per share based on the market value of the Class A Common Stock at the time the acquisition was announced.

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders

                      None.

Item 5.               Other Information

                      None.

Item 6.               Exhibits and Reports on Form 8-K

(a)      Exhibits

11   Computation of earnings per share (filed herewith)
31.1 Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of Philip G. Paras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


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





                                                     Seneca Foods Corporation
                                                            (Company)



                                                     /s/Kraig H. Kayser
                                                     ------------------------
September 5, 2003                                    Kraig H. Kayser
                                                     President and
                                                     Chief Executive Officer


                                                     /s/Jeffrey L. Van Riper
                                                     -------------------------
September 5, 2003                                    Jeffrey L. Van Riper
                                                     Controller and
                                                     Chief Accounting Officer