Form 10-Q
period 2003-09-27
SENECA FOODS CORP /NY/
filed 2003-11-12
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended September 27, 2003 Commission File Number 0-1989
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

Yes   X    No
    ------    -------

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    ------    -------

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

            Class                         Shares Outstanding at October 31, 2003
            -----                         --------------------------------------

  Common Stock Class A, $.25 Par                          3,918,880
  Common Stock Class B, $.25 Par                          2,764,005



                       PART I ITEM 1 FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                                                                     9/27/03          3/31/03
                                                                                                     -------          -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $         4,697   $        64,984
    Accounts Receivable, Net                                                                          70,906            31,799
    Inventories:
        Finished Goods                                                                               396,495            88,769
        Work in Process                                                                               45,845            13,911
        Raw Materials                                                                                 30,968            38,969
                                                                                                     -------           -------
                                                                                                     473,308           141,649
    Off-Season Reserve (Note 2)                                                                      (61,784)                -
    Deferred Income Tax Asset, Net                                                                     3,300             3,300
    Assets Held For Sale                                                                               3,578                 -
    Refundable Income Taxes                                                                            1,225               715
    Other Current Assets                                                                               2,975             1,254
                                                                                              --------------   ---------------
        Total Current Assets                                                                         498,205           243,701
Property, Plant and Equipment, Net                                                                   188,727           132,969
Other Assets                                                                                           6,531             2,870
                                                                                              --------------   ---------------
    Total Assets                                                                                    $693,463          $379,540
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        26,674   $             -
    Accounts Payable                                                                                 204,198            22,730
    Accrued Expenses                                                                                  54,999            25,602
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             21,021            22,987
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    306,892            71,319
Long-Term Debt                                                                                       173,162           127,107
Capital Lease Obligations                                                                              7,140             6,230
Deferred Income Tax Liability                                                                         10,883             9,023
Other Long-Term Liabilities                                                                           11,990             6,497
Commitments                                                                                                -                 -
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12.00
 Stated Value                                                                                         41,462            41,586
Convertible, Participating Preferred Stock, $15.50
 Stated Value                                                                                         15,000                 -
Common Stock                                                                                           2,852             2,849
Paid in Capital                                                                                       15,803            14,616
Accumulated Other Comprehensive Income                                                                   818               422
Retained Earnings                                                                                    107,391            99,821
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         183,396           159,364
                                                                                             ---------------   ---------------
    Total Liabilities and Stockholders' Equity                                                      $693,463          $379,540
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


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 9/27/03                9/28/02
                                                                                 -------                -------

Net Sales                                                                 $          248,194       $         183,806

Costs and Expenses:
Cost of Product Sold                                                                 228,207                 171,632
Selling, General, and Administrative                                                   9,491                   4,657
Other Expense                                                                              -                     620
Interest Expense                                                                       4,087                   3,578
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           241,785                 180,487
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           6,409                   3,319

Income Taxes                                                                           2,499                   1,229
                                                                          ------------------       -----------------

Net Earnings                                                              $            3,910       $           2,090
                                                                           =================        ================

Basic:

  Earnings Per Common Share (2002
    restated - Note 6)                                                    $              .35       $             .21
                                                                           =================        ================

Diluted:

  Earnings Per Common Share                                               $              .35        $            .20
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

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                        (In Thousands, except Share Data)

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 9/27/03                9/28/02
                                                                                 -------                -------

(Continued)
Net Sales                                                                 $          399,490       $         307,061

Costs and Expenses:
Cost of Product Sold                                                                 363,942                 283,121
Selling, General, and Administrative                                                  15,621                   9,487
Other Expense                                                                              -                     620
Interest Expense                                                                       7,498                   7,240
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           387,061                 300,468
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                          12,429                   6,593

Income Taxes                                                                           4,847                   2,571
                                                                          ------------------       -----------------

Net Earnings                                                              $            7,582       $           4,022
                                                                           =================        ================

Basic:

  Earnings Per Common Share (2002
    restated - Note 6)                                                    $              .70       $             .39
                                                                           =================        ================

Diluted:

  Earnings Per Common Share                                               $              .70       $             .39
                                                                           =================        ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                        Six Months Ended
                                                                                        -----------------
                                                                                 9/27/03                9/28/02
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings                                                          $            7,582      $            4,022
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided by
    Operating Activities:
        Depreciation and Amortization                                                 14,022                  11,489
        Deferred Income Taxes                                                          1,649                   1,851
        Impairment Provision                                                               -                     620
        Changes in Working Capital:
          Accounts Receivable                                                        (15,030)                 (4,582)
          Inventories                                                               (244,009)               (131,038)
          Off-Season Reserve                                                          61,784                  46,046
          Other Current Assets                                                        (1,659)                    (71)
          Refundable Income Taxes                                                       (510)                    582
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                          178,632                 109,190
                                                                          ------------------       -----------------

  Net Cash Provided by Operating
    Activities                                                                         2,461                  38,109
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Acquisition                                                                     (113,691)                      -
    Proceeds from the Sale of Assets                                                  46,077                       -
    Cash Received with Acquisition                                                     2,560                       -
    Additions to Property, Plant,
      and Equipment                                                                   (8,685)                 (1,499)
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                     (73,739)                 (1,499)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Proceeds from Issuance of Long-Term Debt                                          42,500                       -
    Net Borrowings on Notes Payable                                                    1,299                       -
    Payments of Long-Term Debt and Capital
    Lease Obligations                                                                (32,976)                   (842)
    Other                                                                                180                       9
    Dividends                                                                            (12)                    (12)
                                                                          ------------------       -----------------
  Net Cash Provided by (Used in)
      Financing Activities                                                            10,991                    (845)
                                                                          ------------------       -----------------
Net (Decrease) Increase in Cash and Cash
    Equivalents                                                                      (60,287)                 35,765
Cash and Cash Equivalents,
Beginning of Period                                                                   64,984                  24,973
                                                                          ------------------------------------------
Cash and Cash Equivalents,
    End of Period                                                         $            4,697      $           60,738
                                                                          ==================      ==================

Supplemental information on non-cash investing and financing activities:
$16.1 million of Preferred Stock was issued in partial consideration for the CPF acquisition. The Company assumed $9.1 million of long-term debt related to the CPF acquisition (see Note 5).

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

                               September 27, 2003

1.     Condensed Consolidated Financial Statements


       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of September 27, 2003 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2003 balance sheet was derived from audited financial statements.

       The results of operations for the three and six month periods ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year.

       The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated financial statements in the 2003 Seneca Foods Corporation Annual Report and Form 10-K/A.

       Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2003 Annual Report and Form 10-K/A.

2. The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances, which essentially represent a contra-inventory account, are zero at fiscal year end. Depending on the time of year, Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date or the excess of incurred expenses over absorbed expenses to date. Other than the first quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.

3. Comprehensive income consisted solely of Net Earnings, and net unrealized gains on securities classified as available-for-sale. The following table provides the results for the periods presented:

                                                          Six Months Ended
                                                          ----------------
                                                         9/27/03      9/28/02
                                                         -------      -------
Net Earnings                                              $7,582       $4,022

Other Comprehensive Earnings, Net of Tax:

  Net Unrealized Gains on
    Investment                                               396          (94)
                                                          -------------------

    Comprehensive Earnings                                $7,978       $3,928
                                                          ===================

4. Recently issued accounting standards have been considered by the Company and are not expected to have a material effect on the Company's financial position or results of operations.

5. On May 27, 2003, the Company completed its acquisition of 100% of the membership interest in Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock. The Preferred Stock was valued at $16.60 per share based on the market value of the Class A Common Stock around the time the acquisition was announced.

       The new $200 million revolving credit facility has a five-year term. The Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis. In the second quarter of 2004, the Company refinanced $42.5 million of outstanding debt under the revolving credit facility with new term debt from an insurance company. The new term debt from the insurance company of $42.5 million, when combined with the refinancing of existing insurance company debt of $32.5 million, has an interest rate of 8.03%, a fifteen year amortization and a ten year term.

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

       The Company's statement of net earnings for the six months ended September 27, 2003 includes four months of the CPF acquired operations. A pro forma income statement as if the operations were acquired at the beginning of the periods presented follows:

                                                         Three Months Ended
                                                         ------------------
                                                        9/27/03       9/28/02
                                                        -------       -------
              Net Sales                                $248,194      $278,934

              Cost of Product Sold                      228,207       258,613
              Selling, General, and
                Administrative                            9,491        11,376
              Interest Expense                            4,087         4,603
              Other Expense (Income)                          -           623
                                                       ----------------------
                Total Costs and Expenses                241,785       275,215

              Earnings From Continuing Operations
                Before Income Taxes                       6,409         3,719
              Income Taxes                                2,499         1,385
                                                       ----------------------
              Net Earnings From Continuing Operations     3,910         2,334
                                                       ======================
              Basic Earnings Per Share From
                Continuing Operations                    $ 0.35        $ 0.23
                                                       ======================
              Diluted Earnings Per Share From
                Continuing Operations                    $ 0.35        $ 0.23
                                                       ======================

                                                          Six Months Ended
                                                          ----------------
                                                        9/27/03       9/28/02
                                                        -------       -------
              Net Sales                                $453,972      $489,475

              Cost of Product Sold                      414,872       451,863
              Selling, General, and
                Administrative                           19,926        24,524
              Interest Expense                            8,348         9,463
              Other Expense (Income)                      1,882          (332)
                                                       ----------------------
                Total Costs and Expenses                445,028       485,518

              Earnings From Continuing Operations
                Before Income Taxes                       8,944         3,957
              Income Taxes                                3,488         1,543
                                                       ----------------------
              Net Earnings From Continuing Operations     5,456         2,414
                                                       ======================
              Basic Earnings Per Share From
                Continuing Operations                    $ 0.50        $ 0.24
                                                       ======================
              Diluted Earnings Per Share From
                Continuing Operations                    $ 0.50        $ 0.24
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

       The allocation of purchase price is preliminary and is subject to change as additional information regarding the fair value of assets acquired and liabilities assumed is obtained.

6. Earnings per Share-Subsequent to the issuance of its condensed consolidated financial statements for the three and six month periods ended September 28, 2002, the Company determined that it should have included convertible participating preferred stock in its calculation of basic earnings per common share under the if-converted method.

       As a result, the accompanying condensed consolidated financial statements for the three and six months ended September 28, 2002 have been restated from the amounts previously reported to reduce basic earnings per common share for the three and six month periods ended September 28, 2002 from $.32 to $.21 and $.61 to $.39, respectively.


                                                                             Three Months Ended                 Six Months Ended
                                                                             ------------------                 ----------------
                                                                          9/27/03        9/28/02             9/27/03         9/28/02
                                                                          -------        -------             -------         -------

Basic Net Earnings Applicable to Common Stock (In thousands except per share data):

Net Earnings                                                    $          3,910  $       2,090   $            7,582 $         4,022
 Deduct Preferred Cash Dividends                                               6              6                   12              12
                                                                --------------------------------------------------------------------
Net Earnings Applicable to
 Common Stock                                                   $          3,904  $       2,084   $            7,570 $         4,010
                                                                ====================================================================

Weighted Average Common Shares
  Outstanding                                                              6,683          6,591                6,679           6,589
Weighted Average Participating
 Preferred Shares                                                          4,443          3,567                4,124           3,569
                                                                --------------------------------------------------------------------
Weighted Average Shares
  Outstanding for Basic Earnings
  per Common Share                                                        11,126         10,158               10,803          10,158
                                                                ====================================================================


Basic Earnings Per Common Share                                 $            .35     $      .21             $    .70   $         .39
                                                                ====================================================================

Diluted Net Earnings Applicable to Common Stock (In thousands except per share data):

Net Earnings Applicable to
 Common Stock                                                   $          3,904  $       2,084   $            7,570 $         4,010
Add Back Preferred Cash Dividends                                              5              5                   10              10
                                                                --------------------------------------------------------------------
Net Earnings Applicable to
 Common Stock-Diluted                                           $          3,909  $       2,089   $            7,580 $         4,020
                                                                ====================================================================
Weighted Average
  Shares Outstanding for Basic
  Earnings per Common Share                                               11,126         10,158               10,803          10,158
Effect of Convertible Preferred Stock                                         67             67                   67              67
Weighted Average Shares
  Outstanding for Diluted Earnings
  per Common Share                                                        11,193         10,225               10,870          10,225
                                                                ====================================================================

Diluted Earnings Per Common Share                               $            .35  $         .20  $               .70  $          .39
                                                                ====================================================================

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

                               September 27, 2003

Results of Operations:

Sales:

Total sales reflect an increase of 35.0% for the second quarter versus 2002. The sales increase primarily reflects three months of operating activity related to Chiquita Processed Foods, L.L.C. acquired May 27, 2003.

Costs and Expenses:

The following table shows costs and expenses as a percentage of sales:

                                                        Three Months Ended             Six Months Ended
                                                        ------------------             ----------------
                                                     9/27/03        9/28/02         9/27/03         9/28/02
                                                     -------        -------         -------         -------

Cost of Product Sold                                   92.0%         93.4%            91.1             92.2
Selling                                                 3.4           2.1              3.3              2.5
Administrative                                          0.4           0.5              0.6              0.6
Other Expense                                           -             0.3              -                0.2
Interest Expense                                        1.6           1.9              1.9              2.4
                                                       ----------------------------------------------------
                                                       97.4%         98.2%            96.9%            97.9%
                                                       ====================================================

Favorable cost of manufacturing variances were a major contributing factor in improved operating results.

Income Taxes:

The effective tax rate was 39% for the six month periods ended September 27, 2003 and September 28, 2002.

Financial Condition:

The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                              Ended September                  Ended March
                                                              ---------------                  -----------
                                                            2003           2002            2003           2002
                                                            ----           ----            ----           ----

     Working Capital Balance                             $191,313        $179,171        $172,382       $163,606
     Quarter Change                                        64,238           8,210               -              -
     Notes Payable                                         26,674               -               -              -
     Long-Term Debt                                       180,302         155,208         133,337        156,100
     Current Ratio                                         1.62:1          1.94:1          3.42:1         3.00:1

The change in Working Capital for the September 2003 quarter from the September 2002 quarter is largely due to the proceeds from the issuance of new term debt from an insurance company of $42.5 million. The proceeds were used to pay down current borrowings.

See Condensed Consolidated Statements of Cash Flows for further details.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 27, 2003

Inventory increased $160.4 million from the same period last year primarily reflecting an increase of $82.8 million representing the net effect of the CPF acquisition less the inventory sold to Lakeside Foods, Inc., as discussed in the Notes to the Condensed Consolidated Financial Statements. The $82.8 million increase was partially offset by the Company's continued emphasis on inventory management and reduced production from last year. Cash and short term investments decreased $56.0 million again due to the acquisition.

On May 27, 2003, the Company completed its acquisition of 100% of the membership interest in Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock. The Preferred Stock was valued at $16.60 per share based on the market value of the Class A Common Stock around the time the acquisition was announced.

The new $200 million revolving credit facility has a five-year term. The Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis. In the second quarter, the Company refinanced $42.5 million of outstanding debt under the revolving credit facility with new term debt from an insurance company. The new term debt from the insurance company of $42.5 million, when combined with the refinancing of existing insurance company debt of $32.5 million, has an interest rate of 8.03%, a fifteen year amortization and a ten year term.

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

The Company's statement of net earnings for the six months ended September 27, 2003 includes four months of the CPF acquired operations. A pro forma income statement as if the operations were acquired at the beginning of the periods presented follows:


                                                  Three Months Ended
                                                  ------------------
                                                 9/27/03       9/28/02
                                                 -------       -------
       Net Sales                                $248,194      $278,934

       Cost of Product Sold                      228,207       258,613
       Selling, General, and
         Administrative                            9,491        11,376
       Interest Expense                            4,087         4,603
       Other Expense (Income)                          -           623
                                                ----------------------
         Total Costs and Expenses                241,785       275,215

       Earnings From Continuing Operations
         Before Income Taxes                       6,409         3,719
       Income Taxes                                2,499         1,385
                                                ----------------------
       Net Earnings From Continuing Operations     3,910         2,334
                                                ======================
       Basic Earnings Per Share From
         Continuing Operations                    $ 0.35        $ 0.23
                                                ======================
       Diluted Earnings Per Share From
         Continuing Operations                    $ 0.35        $ 0.23
                                                ======================

                                                  Six Months Ended
                                                  ------------------
                                                 9/27/03       9/28/02
                                                 -------       -------
       Net Sales                                $453,972      $489,475

       Cost of Product Sold                      414,872       451,863
       Selling, General, and
         Administrative                           19,926        24,524
       Interest Expense                            8,348         9,463
       Other Expense (Income)                      1,882          (332)
                                                ----------------------
         Total Costs and Expenses                445,028       485,518

       Earnings From Continuing Operations
         Before Income Taxes                       8,944         3,957
       Income Taxes                                3,488         1,543
                                                ----------------------
       Net Earnings From Continuing Operations     5,456         2,414
                                                ======================
       Basic Earnings Per Share From
         Continuing Operations                    $ 0.50        $ 0.24
                                                ======================
       Diluted Earnings Per Share From
         Continuing Operations                    $ 0.50        $ 0.24
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

The  allocation  of purchase  price is  preliminary  and is subject to change as
additional   information  regarding  the  fair  value  of  assets  acquired  and liabilities assumed is obtained.

Seasonality

The Company's revenues typically have been higher in the second and third quarters, primarily because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to General Mills Operations, Inc. at the end of each pack cycle. The two largest commodities are peas and corn, which are sold in the second and third quarters, respectively. See the Critical Accounting Policies section below for further details. In addition, our non Green Giant sales have exhibited seasonality with the third quarter generating the highest sales. This quarter reflects increased sales of the Company's products during the holiday period.

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

Critical Accounting Policies

In the six months ended September 27, 2003, the Company sold for cash, on a bill and hold basis, $78,644,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances, which essentially represent a contra-inventory account, are zero at fiscal year end. Depending on the time of year, Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date or the excess of incurred expenses over absorbed expenses to date. Other than the first quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.

Trade promotions are an important component of the sales and marketing of the Company's branded products, and are critical to the support of the business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to retailers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the retailer based on expected levels of performance and are recorded as a reduction of revenue. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers for amounts they consider due to them. Final determination of the permissible deductions may take years.

Recently issued accounting standards have been considered by the Company and are not expected to have a material effect on the Company's financial position or results of operations.



        ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of its regular borrowing activities, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through its regular financing activities. In connection with the acquisition of CPF, the Company entered into a new $200 million revolving credit facility with a five-year term to finance its seasonal working capital requirements. Interest is based on LIBOR plus a spread. Repayment is required at the expiration date of the facility, which is May 27, 2008. The Company had $26.7 million outstanding under this facility as of September 27, 2003. The Company maintains investments in cash equivalents (none at September 27, 2003 and $60.9 million as of March 31, 2003) and has investments in $3.2 million of marketable securities at September 27, 2003. Long-term debt represents secured and unsecured debentures, certain notes payable to insurance companies used to finance long-term investments such as business acquisitions, and capital lease obligations. Long-term debt bears interest at fixed and variable rates. Refer to the March 31, 2003 report for the table of Interest Rate Sensitivity of Long-Term Debt, Short Term Debt and Short Term Investments.


                         ITEM 4 Controls and Procedures

(a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Kraig H. Kayser, our President and Chief Executive Officer, and Philip G. Paras, our Chief Financial Officer, reviewed and participated in this evaluation. We adopted several improvements to increase the effectiveness of our disclosure controls and procedures during the most recent fiscal quarter. Based on this evaluation, Messrs. Kayser and Paras have concluded that as of the end of our most recent fiscal quarter, our disclosure controls were effective.

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

         (1) Form 8-K/A Filed August 11, 2003

         A Current Report on Form 8-K/A was filed related to the acquisition of Chiquita Processed Foods, L.L.C.

         (2) Form 8-K Filed August 13, 2003

         A Current Report on Form 8-K was filed with the Company's earnings press release.

         (3) Form 8-K Filed August 19, 2003

         A Current Report on Form 8-K was filed with the Company's earnings press release.

         (4) Form 8-K Filed August 22, 2003

         A Current Report on Form 8-K was filed with the Company's change in its basic earnings per share and cash flows from operations press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       Seneca Foods Corporation
                                                              (Company)



                                                       /s/Kraig H. Kayser
                                                       -----------------------
November 12, 2003                                      Kraig H. Kayser
                                                       President and
                                                       Chief Executive Officer


                                                       /s/Jeffrey L. Van Riper
                                                       -----------------------
November 12, 2003                                      Jeffrey L. Van Riper
                                                       Controller and
                                                       Chief Accounting Officer