Form 10-Q
period 2003-12-27
SENECA FOODS CORP /NY/
filed 2004-02-09
CIK 88948

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended December 27, 2003 Commission File Number 0-1989
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

Yes   X    No
    ------    -------

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    ------    -------

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

           Class                        Shares Outstanding at January 31, 2004
           -----                        --------------------------------------

  Common Stock Class A, $.25 Par                      3,945,830
  Common Stock Class B, $.25 Par                      2,764,005

                       PART I ITEM 1 FINANCIAL INFORMATION
                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)
                                                                                            Unaudited
                                                                                             12/27/03                 3/31/03
                                                                                             --------                 -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $         3,733   $        64,984
    Accounts Receivable, Net                                                                          53,695            31,799
    Inventories:
        Finished Goods                                                                               290,705            88,769
        Work in Process                                                                               23,953            13,911
        Raw Materials                                                                                 30,090            38,969
                                                                                                     -------           -------
                                                                                                     344,748           141,649
    Off-Season Reserve (Note 2)                                                                      (66,830)                -
    Deferred Income Tax Asset, Net                                                                     3,300             3,300
    Assets Held For Sale                                                                               1,693                 -
    Refundable Income Taxes                                                                            1,827               715
    Other Current Assets                                                                               6,571             1,254
                                                                                              --------------   ---------------
        Total Current Assets                                                                         348,737           243,701
Property, Plant and Equipment, Net                                                                   188,986           132,969
Other Assets                                                                                           7,318             2,870
                                                                                              --------------   ---------------
    Total Assets                                                                                    $545,041          $379,540
                                                                                                    ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        61,320   $             -
    Accounts Payable                                                                                  38,913            22,730
    Accrued Expenses                                                                                  39,066            25,602
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             20,784            22,987
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    160,083            71,319
Long-Term Debt                                                                                       168,405           127,107
Capital Lease Obligations                                                                              6,670             6,230
Deferred Income Tax Liability                                                                         11,619             9,023
Other Long-Term Liabilities                                                                           12,461             6,497
Commitments                                                                                                -                 -
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12.00
 Stated Value                                                                                         41,141            41,586
Convertible, Participating Preferred Stock, $15.50
 Stated Value                                                                                         15,000                 -
Common Stock                                                                                           2,858             2,849
Paid in Capital                                                                                       16,117            14,616
Accumulated Other Comprehensive Income                                                                 1,351               422
Retained Earnings                                                                                    109,266            99,821
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         185,803           159,364
                                                                                             ---------------   ---------------
    Total Liabilities and Stockholders' Equity                                                      $545,041   $379,540
                                                                                                    ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                      (In Thousands, except Per Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                12/27/03               12/28/02
                                                                                --------               --------

Net Sales                                                                 $          325,303       $         235,430

Costs and Expenses:
Cost of Product Sold                                                                 307,735                 221,559
Selling, General, and Administrative                                                  10,194                   5,493
Interest Expense (net)                                                                 4,280                   3,343
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           322,209                 230,395
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           3,094                   5,035

Income Taxes                                                                           1,207                   1,888
                                                                          ------------------       -----------------

Net Earnings                                                              $            1,887       $           3,147
                                                                           =================        ================

Basic:

  Earnings Per Common Share (2002
    restated - Note 6)                                                    $              .17       $             .31
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       11,126                  10,158
                                                                          ==================       =================

Diluted:

  Earnings Per Common Share                                               $              .17       $             .31
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       11,193                  10,225
                                                                          ==================       =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                      (In Thousands, except Per Share Data)
                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                12/27/03               12/28/02
                                                                                --------               --------
(Continued)
Net Sales                                                                 $          724,793       $         542,491

Costs and Expenses:
Cost of Product Sold                                                                 671,677                 504,680
Selling, General, and Administrative                                                  25,815                  14,980
Other Expense                                                                              -                     620
Interest Expense (net)                                                                11,778                  10,583
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           709,270                 530,863
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                          15,523                  11,628

Income Taxes                                                                           6,054                   4,459
                                                                          ------------------       -----------------

Net Earnings                                                              $            9,469       $           7,169
                                                                           =================        ================

Basic:

  Earnings Per Common Share (2002
    restated - Note 6)                                                    $              .87       $             .70
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       10,911                  10,158
                                                                          ==================       =================

Diluted:

  Earnings Per Common Share                                               $              .86       $             .70
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       10,978                  10,225
                                                                          ==================       =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    SENECA FOODS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                12/27/03               12/28/02
                                                                                --------               --------
Cash Flows From Operating Activities:
    Net Earnings                                                          $            9,469      $            7,169
    Adjustments to Reconcile Net Earnings
      to Net Cash (Used in) Provided by
    Operating Activities:
        Depreciation and Amortization                                                 21,914                  17,091
        Deferred Income Taxes                                                          2,057                   3,937
        Impairment Provision                                                               -                     620
        Changes in Working Capital:
          Accounts Receivable                                                          2,181                    (405)
          Inventories                                                               (118,320)                 (2,172)
          Off-Season Reserve                                                          66,830                  43,140
          Other Current Assets                                                        (5,255)                 (1,651)
          Refundable Income Taxes                                                     (1,112)                   (478)
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                             (231)                 (7,585)
                                                                          ------------------       -----------------

  Net Cash (Used in) Provided by Operating
    Activities                                                                       (22,467)                 59,666
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Acquisition                                                                     (113,691)                      -
    Proceeds from the Sale of Assets                                                  46,077                      15
    Additions to Property, Plant,
      and Equipment                                                                  (13,963)                 (3,513)
    Cash Received with Acquisition                                                     2,560                       -
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                     (79,017)                 (3,498)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Proceeds from Issuance of Long-Term Debt                                          42,500                     165
    Payments of Long-Term Debt and Capital
    Lease Obligations                                                                (38,440)                 (5,318)
    Net Borrowings on Notes Payable                                                   35,945                       -
    Other                                                                                252                      14
    Dividends                                                                            (24)                    (24)
                                                                          ------------------       -----------------
  Net Cash Provided by (Used in)
      Financing Activities                                                            40,233                  (5,163)
                                                                          ------------------       -----------------
Net (Decrease) Increase in Cash and Cash
    Equivalents                                                                      (61,251)                 51,005
Cash and Cash Equivalents,
Beginning of Period                                                                   64,984                  24,973
                                                                          ------------------------------------------
Cash and Cash Equivalents,
    End of Period                                                         $            3,733      $           75,978
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

                                December 27, 2003

1.     Condensed Consolidated Financial Statements


       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of December 27, 2003 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2003 balance sheet was derived from consolidated financial statements.

       The results of operations for the three and nine month periods ended December 27, 2003 are not necessarily indicative of the results to be expected for the full year.

       In the nine months ended December 27, 2003, the Company sold for cash, on a bill and hold basis, $212,826,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

3. Comprehensive income consisted of net earnings and net unrealized gains on securities classified as available-for-sale. The following table provides the results for the periods presented:

                                             Three Months Ended                           Nine Months Ended
                                             ------------------                           -----------------
                                            12/27/03      12/28/02                      12/27/03      12/28/02
                                            --------      --------                      --------      --------

Net Earnings                                      $1,887     $3,147                      $9,469         $7,169

Other Comprehensive
 Earnings, Net of Tax:

  Net Unrealized Gains on
    Investment                                       533        112                         929             18
                                                  ------------------------------------------------------------

    Comprehensive
      Income                                      $2,420     $3,259                     $10,398         $7,187
                                                  ============================================================

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

       The new $200 million revolving credit facility has a five-year term. During the quarter ended September 27, 2003, the Company refinanced $42.5 million of debt outstanding under the revolving credit facility with new term debt from an insurance company. The new term debt from the insurance company of $42.5 million, when combined with the refinancing of existing insurance company debt of $32.5 million, has an interest rate of 8.03%, a fifteen year amortization and a ten year term.

       As part of this acquisition, the Company assumed seasonal notes payable from the CPF revolving credit facility of $25.4 million which was paid off at the time of acquisition with proceeds from the new $200 million revolving credit facility. The Company also assumed $35.9 million of CPF long-term debt and capital lease obligations, of which $26.8 million was paid off at the time of acquisition with proceeds from the new $200 million revolving credit facility. The remaining long-term debt principally involves two Industrial Revenue Development Bonds totaling $5.5 million and consisting of a $3 million Pickett, Wisconsin issue due on June 1, 2005 with an interest rate of 7.75% and a $2.5 million Walla Walla, Washington issue due on September 1, 2005 with an interest rate of 8.5%. The balance of the debt acquired, totaling $3.6 million, has interest rates ranging from 1.9% to 9% and is due through 2011.

       In conjunction with the allocation to the purchase price for this acquisition, the Company accrued $4,161,000 for severance related to former employees of CPF, of which $3,507,000 has been paid out as of December 27, 2003. This liability was reflected in the opening balance sheet.

       The Company's statement of net earnings for the nine months ended December 27, 2003 includes seven months of the CPF acquired operations. A pro forma income statement as if the operations were acquired at the beginning of the periods presented follows:

                                                         Three Months Ended
                                                         ------------------
                                                        12/27/03      12/28/02
                                                        --------      --------
              Net Sales                                $325,303      $352,563

              Cost of Product Sold                      307,735       328,383
              Selling, General, and
                Administrative                           10,194        12,435
              Interest Expense (net)                      4,280         4,294
              Other Expense (net)                             -         6,944
                                                       ----------------------
                Total Costs and Expenses                322,209       352,056

              Earnings Before Income Taxes                3,094           507
                Income Taxes                              1,207           198
                                                       ----------------------
              Net Earnings                                1,887           309
                                                       ======================
              Basic Earnings Per Share                   $ 0.17        $ 0.03
                                                       ======================
              Diluted Earnings Per Share                 $ 0.17        $ 0.03
                                                       ======================

                                                         Nine Months Ended
                                                         -----------------
                                                        12/27/03     12/28/02
                                                        --------     --------
              Net Sales                                $779,275      $842,038

              Cost of Product Sold                      722,607       780,246
              Selling, General, and
                Administrative                           30,120        36,959
              Interest Expense (net)                     12,628        13,757
              Other Expense (net)                         1,882         6,612
                                                       ----------------------
                Total Costs and Expenses                767,237       837,574

              Earnings Before Income Taxes               12,038         4,464
              Income Taxes                                4,695         1,741
                                                       ----------------------
              Net Earnings                                7,343         2,723
                                                       ======================
              Basic Earnings Per Share                   $ 0.67        $ 0.27
                                                       ======================
              Diluted Earnings Per Share                 $ 0.67        $ 0.27
                                                       ======================

       The Company sold three former Chiquita Processed Foods plants and related assets to Lakeside Foods, Inc. on June 17, 2003. The Company sold one additional plant of Chiquita Processed Foods and related assets to Lakeside Foods, Inc. on August 6, 2003. The aforementioned sales to Lakeside Foods generated $46 million in cash proceeds, which was used to pay down debt. The Company sold additional plant locations that were designated as assets held for sale during the current quarter.

       The allocation of purchase price is preliminary and is subject to change as additional information regarding the fair value of assets acquired and liabilities assumed is obtained.

6. Earnings per Share-Subsequent to the issuance of its condensed consolidated financial statements for the three and nine month periods ended December 28, 2002, the Company determined that it should have included convertible participating preferred stock in its calculation of basic earnings per common share under the if-converted method.

         As a result, the accompanying condensed consolidated financial statements for the three and nine months ended December 28, 2002 have been restated from the amounts previously reported to reduce basic earnings per common share for the three and nine month periods ended December 28, 2002 from $.48 to $.31 and $1.09 to $.70, respectively.

                                                                        Three Months Ended                 Nine Months Ended
                                                                        ------------------                 -----------------
                                                                      12/27/03       12/28/02            12/27/03        12/28/02
                                                                      --------       --------            --------        --------

Basic Net Earnings Applicable to Common Stock
(In thousands except per share data):

Net Earnings                                                  $            1,887  $       3,147   $            9,469 $         7,169
 Deduct Preferred Cash Dividends                                               6              6                   18              18
                                                              ----------------------------------------------------------------------
Net Earnings Applicable to
 Common Stock                                                 $            1,881  $       3,141   $            9,451 $         7,151
                                                              ======================================================================

Weighted Average Common Shares
  Outstanding                                                              6,693          6,590                6,684           6,591
Weighted Average Participating
 Preferred Shares                                                          4,433          3,568                4,227           3,567
                                                              ----------------------------------------------------------------------
Weighted Average Shares
  Outstanding for Basic Earnings
  per Common Share                                                        11,126         10,158               10,911          10,158
                                                              ======================================================================


Basic Earnings Per Common Share                               $              .17     $      .31    $             .87       $     .70
                                                              ======================================================================

Diluted Net Earnings Applicable to Common Stock
 (In thousands except per share data):

Net Earnings Applicable to
 Common Stock                                                 $            1,881  $       3,141   $            9,451 $         7,151
Add Back Preferred Cash Dividends                                              5              5                   15              15
                                                              ----------------------------------------------------------------------
Net Earnings Applicable to
 Common Stock-Diluted                                         $            1,886  $       3,146   $            9,466 $         7,166
                                                              ======================================================================
Weighted Average
  Shares Outstanding for Basic
  Earnings per Common Share                                               11,126         10,158               10,911          10,158
Effect of Convertible Preferred Stock                                         67             67                   67              67
                                     -----------------------------------------------------------------------------------------------
Weighted Average Shares
  Outstanding for Diluted Earnings
  per Common Share                                                        11,193         10,225               10,978          10,225
                                                              ======================================================================

Diluted Earnings Per Common Share                             $              .17  $         .31  $               .86  $          .70
                                                              ======================================================================

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

                                December 27, 2003

Results of Operations:

Sales:
Total sales reflect an increase of 38.2% for the quarter ended December 27, 2003 versus the quarter ended December 28, 2002. The sales increase for the three and nine month periods ended December 27, 2003 primarily reflects seven months of operating activity related to Chiquita Processed Foods, L.L.C. acquired May 27, 2003.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                               Three Months Ended         Nine Months Ended
                               ------------------         -----------------
                               12/27/03   12/28/02       12/27/03    12/28/02

Cost of Product Sold             94.6%       94.1%          92.7        93.0
Selling                           2.8         2.0            3.1         2.3
Administrative                    0.3         0.3            0.5         0.5
Other Expense                       -           -              -         0.1
Interest Expense                  1.3         1.4            1.6         2.0
                                  ------------------------------------------
                                 99.0%       97.8%          97.9%       97.9%
                                 ===========================================

Favorable cost of manufacturing variances were a major contributing factor in improved operating results for the nine month period ended December 27, 2003. The higher cost of product sold percentage in the 3rd quarter ended December 27, 2003 reflects unfavorable manufacturing variances incurred related to the 2003 pack.

There are no selling costs on the Green Giant sales. Green Giant sales as a percentage of total sales decreased due to the additional sales resulting from the CPF acquisition. Therefore, selling expenses as a percentage of sales increased.

Income Taxes:
The effective tax rate was 39% and 37.5% for the three month periods ended December 27, 2003 and December 28, 2002, respectively. The effective tax rate was 39% and 38.3% for the nine month periods ended December 27, 2003 and December 28, 2002, respectively.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                For the Quarter                For the Year
                                 Ended December                Ended March
                                 --------------                -----------
                                  2003     2002            2003          2002
                                  ----     ----            ----          ----
     Working Capital Balance  $188,654  $180,944         $172,382      $163,606
     Quarter Change             (2,659)    1,773                -             -
     Notes Payable              61,320         -                -             -
     Long-Term Debt            175,075   150,830          133,337       156,100
     Current Ratio              2.18:1    3.41:1           3.42:1        3.00:1

The change in Working Capital for the December 2003 quarter from the December 2002 quarter is largely due to higher capital expenditures in the current quarter than the prior quarter ($5.3 million in 2003 vs. $2.0 million in 2002).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 27, 2003

Inventory increased $160.7 million from December 28, 2002. The Inventory increase reflects the net inventory acquired in the Chiquita Processed Foods, L.L.C. ("CPF") deal as well as the effect of seasonal production from the eight plants acquired. Cash and short term investments decreased $72.2 million due to the acquisition.

See Condensed Consolidated Statements of Cash Flows for further details.

On May 27, 2003, the Company completed its acquisition of 100% of the membership interest in CPF from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock. The Preferred Stock was valued at $16.60 per share based on the market value of the Class A Common Stock at the time the acquisition was announced.

The new $200 million revolving credit facility has a five-year term. The Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis. In the second quarter, the Company refinanced $42.5 million of debt outstanding under the revolving credit facility with new term debt from an insurance company. The new term debt from the insurance company of $42.5 million, when combined with the refinancing of existing insurance company debt of $32.5 million, has an interest rate of 8.03%, a fifteen year amortization and a ten year term.

As part of this acquisition, the Company assumed seasonal notes payable from the CPF revolving credit facility of $25.4 million which was paid off at the time of acquisition with proceeds from the new $200 million revolving credit facility. The Company also assumed $35.9 million of CPF long-term debt and capital lease obligations, of which $26.8 million was paid off at the time of acquisition with proceeds from the new $200 million revolving credit facility. The remaining long-term debt principally involves two Industrial Revenue Development Bonds totaling $5.5 million and consisting of a $3 million Pickett, Wisconsin issue due on June 1, 2005 with an interest rate of 7.75% and a $2.5 million Walla Walla, Washington issue due on September 1, 2005 with an interest rate of 8.5%. The balance of the debt acquired, totaling $3.6 million, has interest rates ranging from 1.9% to 9% and is due through 2011.

In conjunction with the allocation of the purchase price for this acquisition, the Company accrued $4,161,000 for severance related to former employees of CPF, of which $3,507,000 has been paid out as of December 27, 2003. This liability was reflected in the opening balance sheet.

The Company's statement of net earnings for the nine months ended December 27, 2003 includes seven months of the CPF acquired operations. A pro forma income statement as if the operations were acquired at the beginning of the periods presented follows:

                                                         Three Months Ended
                                                         ------------------
                                                        12/27/03      12/28/02
                                                        --------      --------
              Net Sales                                $325,303      $352,563

              Cost of Product Sold                      307,735       328,383
              Selling, General, and
                Administrative                           10,194        12,435
              Interest Expense (net)                      4,280         4,294
              Other Expense (net)                             -         6,944
                                                       ----------------------
                Total Costs and Expenses                322,209       352,056

              Earnings Before Income Taxes                3,094           507
                Income Taxes                              1,207           198
                                                       ----------------------
              Net Earnings                                1,887           309
                                                       ======================
              Basic Earnings Per Share                   $ 0.17        $ 0.03
                                                       ======================
              Diluted Earnings Per Share                 $ 0.17        $ 0.03
                                                       ======================

                                                       Nine Months Ended
                                                       -----------------
                                                     12/27/03     12/28/02
                                                     --------     --------
           Net Sales                                $779,275      $842,038

           Cost of Product Sold                      722,607       780,246
           Selling, General, and
             Administrative                           30,120        36,959
           Interest Expense (net)                     12,628        13,757
           Other Expense (net)                         1,882         6,612
                                                    ----------------------
             Total Costs and Expenses                767,237       837,574

           Earnings Before Income Taxes               12,038         4,464
           Income Taxes                                4,695         1,741
                                                    ----------------------
           Net Earnings                                7,343         2,723
                                                    ======================
           Basic Earnings Per Share                   $ 0.67        $ 0.27
                                                    ======================
           Diluted Earnings Per Share                 $ 0.67        $ 0.27
                                                    ======================

The Company sold three former Chiquita Processed Foods plants and related assets to Lakeside Foods, Inc. on June 17, 2003. The Company sold one additional plant of Chiquita Processed Foods and related assets to Lakeside Foods, Inc. on August 6, 2003. The aforementioned sales to Lakeside Foods generated $46 million in cash proceeds, which was used to pay down debt. The Company sold additional plant locations that were designated as assets held for sale during the current quarter.

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

Critical Accounting Policies

In the nine months ended December 27, 2003, the Company sold for cash, on a bill and hold basis, $212,826,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

Trade promotions are an important component of the sales and marketing of the Company's branded products, and are critical to the support of the business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to retailers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the retailer based on expected levels of performance and are recorded as a reduction of revenue. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers for amounts they consider due to them. Final determination of the permissible deductions may take up to four years.

Recently issued accounting standards have been considered by the Company and are not expected to have a material effect on the Company's financial position or results of operations.



        ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk


As a result of its regular borrowing activities, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through its regular financing activities, which involves borrowing with a combination of floating rate and fixed rate instruments. In connection with the acquisition of CPF, the Company entered into a new $200 million revolving credit facility with a five-year term to finance its seasonal working capital requirements. Interest is based on LIBOR plus a spread. Repayment is required at the expiration date of the facility, which is May 27, 2008. The Company had $61.3 million outstanding under this facility as of December 27, 2003. The Company maintains investments in cash equivalents (none at December 27, 2003 and $60.9 million as of March 31, 2003) and has investments of $4.2 million in marketable securities at December 27, 2003. Long-term debt represents secured and unsecured debentures, certain notes payable to insurance companies used to finance long-term investments such as business acquisitions, and capital lease obligations. Long-term debt bears interest at fixed and variable rates. Except for the effects of above, Long-Term Debt, Short Term Debt and Short Term Investments are consistent with March 31, 2003. Therefore, refer to the March 31, 2003 report for the table of Interest Rate Sensitivity.


                         ITEM 4 Controls and Procedures

(a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Kraig H. Kayser, our President and Chief Executive Officer, and Philip G. Paras, our Chief Financial Officer, reviewed and participated in this evaluation. We adopted several improvements to increase the effectiveness of our disclosure controls and procedures during the second fiscal quarter. Based on this evaluation, Messrs. Kayser and Paras have concluded that as of the end of our most recent fiscal quarter, our disclosure controls were effective.

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

(b) Reports on Form 8-K

         (1) Form 8-K Filed October 10, 2003

         A Current Report on Form 8-K was filed related to the change of Auditors.

         (2) Form 8-K Filed November 12, 2003

         A Current Report on Form 8-K was filed with the Company's earnings press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Seneca Foods Corporation
                                                              (Company)



                                                       /s/Kraig H. Kayser
                                                       -----------------------
February 9, 2004                                       Kraig H. Kayser
                                                       President and
                                                       Chief Executive Officer


                                                       /s/Jeffrey L. Van Riper
                                                       -----------------------
February 9, 2004                                       Jeffrey L. Van Riper
                                                       Controller and
                                                       Chief Accounting Officer