Form 10-K
period 2004-03-31
SENECA FOODS CORP /NY/
filed 2004-06-14
CIK 88948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 2004         Commission File Number 0-01989

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

Check mark indicates whether the Company is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   X    No
     ---       ----

The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the National Market System on September 27, 2003 was approximately $108,120,000.


Common shares outstanding as of May 30, 2004 were Class A:  3,950,380, Class B:
2,764,005.

Documents Incorporated by Reference:

(1) Proxy Statement to be issued in connection with the Registrant's annual meeting of stockholders (the "Proxy Statement") applicable to Part III, Items 10-14 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 2004 (the "2004 Annual Report") applicable to Part I, Part II, Items 5-8 and Part IV, Item 15 of Form 10-K.

                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 2004
                            SENECA FOODS CORPORATION


PART I.                                                                                            Pages
                                                                                                   -----

   Item 1.     Business                                                                              1-3
   Item 2.     Properties                                                                              3
   Item 3.     Legal Proceedings                                                                       4
   Item 4.     Submission of Matters to a Vote of Security Holders                                     4

PART II.

   Item 5.     Market for Registrant's Common Stock and Related Security Holder Matters and Issuer
               Purchases of Equity Securities                                                          4
   Item 6.     Selected Financial Data                                                                 4
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   5
   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                              5
   Item 8.     Financial Statements and Supplementary Data                                             5
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    5
   Item 9A.    Controls and Procedures                                                                 5

PART III.

   Item 10.    Directors and Executive Officers of the Registrant                                      5
   Item 11.    Executive Compensation                                                                  6
   Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Security
               Holder Matters                                                                          6
   Item 13.    Certain Relationships and Related Transactions                                          6
   Item 14.    Principal Accountant Fees and Services                                                  6


PART IV.

   Item 15.    Exhibits, Financial Statements Schedules and Reports on Form 8-K                      8-9

SIGNATURES                                                                                            10


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

On May 27, 2003, the Company completed the acquisition of the sole membership interest in Chiquita Processed Foods, L.L.C. from Chiquita Brands International, Inc.

Available Information

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

In addition, the Company's website includes items related to corporate governance matters, including charters of various committees of the Board of Directors and the Company's Code of Business Conduct and Ethics. The Company intends to disclose on its website any amendment to or waiver of any provision of the Code of Business Conduct and Ethics that would otherwise be required to be disclosed under the rules of the SEC and NASDAQ.

Financial Information about Industry Segments

The Company's business activities are conducted in food and non-food operations. The food operation constitutes 99% of total sales, of which approximately 98% is vegetable processing and 2% is fruit processing. The non-food operation is mostly trade sales of cans and ends, which represents 1% of the Company's total sales.

Narrative Description of Business

                         Principal Products and Markets

Food Processing

The principal products of this segment include canned vegetables, frozen vegetables and fruit products. The products are sold to retail and institutional markets. The Company has divided the United States into four major marketing sections: Eastern, Southern, Northwestern, and Southwestern. Food processing operations are primarily supported by plant locations in New York, Wisconsin, Washington, Idaho, Illinois, and Minnesota.

The following table summarizes net sales by major product category for the years ended March 31, 2004, 2003, and 2002:


Classes of similar products/services:
                                                    2004                  2003               2002
----------------------------------------------------------------------------------------------------
                                                                     (In thousands)

Net Sales:
   GMOI                                      $        247,992     $       252,059     $      258,412
   Canned vegetables                                  584,010             328,907            333,048
   Frozen vegetables                                   28,900              30,422             25,165
   Fruit and chip products                             15,347              20,784             19,982
   Other                                               11,507              12,207             14,468
-----------------------------------------------------------------------------------------------------
                                             $        887,756     $       644,379     $      651,075
=====================================================================================================



                    Source and Availability of Raw Materials

Food Processing

The Company's food processing plants are located in major vegetable producing states and in one fruit producing state. Fruits and vegetables are primarily obtained through contracts with growers. The Company's sources of supply are considered equal or superior to its competition for all of its food products.

                              Intellectual Property

The Company's most significant brand name, Libby's, is held pursuant to a trademark license granted to the Company in March 1982 and renewable by the Company every 10 years for an aggregate period expiring in March 2081. The original licensor was Libby, McNeill & Libby, Inc., then an indirect subsidiary of Nestle, S. A. ("Nestle") and the license was granted in connection with the Company's purchase of certain of the licensor's canned vegetable operations in the United States. Nestle, one of the world's major food companies, is successor-licensor. The license is limited to vegetables which are shelf-stable and thermally processed, and includes the Company's major vegetable varieties - corn, peas and green beans - as well as certain other thermally processed vegetable varieties plus sauerkraut.

The Company's required to pay an annual royalty, initially set at $25,000 and adjustable up or down in subsequent years based upon changes in the "Employment Cost Index-Private Nonfarm Workers" published by the U. S. Bureau of Labor Statistics or an appropriate successor index as defined in the license agreement. For the year which began in March 2004, the royalty was $55,491. Nestle may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).

                                Seasonal Business

Food Processing

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are usually offsetting to some extent. Minimal food processing occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its processing plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing of the Company's sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these processed vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for corn, the Company's highest volume vegetable, the peak inventory is in mid-autumn. An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings. The Off Season Allowance is zero at fiscal year-end.

                                     Backlog

Food Processing

In the food processing business, the end of year sales order backlog is not considered meaningful. Traditionally, larger customers provide tentative bookings for their expected purchases for the upcoming season. These bookings are further developed as data on the expected size of the related national harvests becomes available. In general, these bookings serve as a yardstick rather than as a firm commitment, since actual harvest results can vary notably from early estimates. In actual practice, the Company has substantially all of its expected seasonal production identified to potential sales outlets before the seasonal production is completed.

                            Competition and Customers

Food Processing

Competition in the food business is substantial with imaginative brand registration and promotion, quality, service, and pricing being the major determinants in the Company's relative market position. The Company is aware of approximately 18 competitors in the U.S. processed vegetable industry, many of which are privately held companies. The Company believes that it is a major producer of canned vegetables, but some producers of canned, frozen and other modes of vegetable products have sales which exceed the Company's sales.

During the past year approximately 10% of the Company's processed foods sales were packed for retail customers under the Company's branded labels of Libby's(R), Blue Boy(R), Aunt Nellie's Farm Kitchen(R), Stokely(R), Read(R), Festal(R), Diamond A(R), and Seneca(R). About 18% of processed foods sales were packed for institutional food distributors and 44% were retail packed under the private label of customers. The remaining 28% is sold under the Alliance Agreement with GMOI (see note 13 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would substantially reduce the Company's sales and profitability unless the Company were to enter into a new substantial supply relationship with GMOI or another major vegetable marketer. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby's canned vegetable products, which rate among the top five national brands. The information under the heading Results of Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report is incorporated by reference.

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

Environmental Litigation

The Company was a defendant in a suit entitled State of Wisconsin vs. Seneca Foods Corporation, et. al., commenced July 30, 2001, in the Rock County (Wisconsin) Circuit Court. In the suit, the Wisconsin Department of Justice sought civil penalties against the Company. The State alleged that the Company stored and/or disposed of two different types of materials at a Wisconsin facility in violation of applicable laws. The Company cooperated with Wisconsin authorities to remove the materials and complete remediation activities, but contested the State's efforts to recover a monetary penalty. The first subject matter of the suit involved events which occurred approximately 19 years ago, and there was no addition of materials in subsequent years. The second subject matter of the suit involved two events between 1995 and 1999. All material at issue in the action has been removed and properly disposed. During fiscal 2003, the Company agreed to a penalty of $242,000 which satisfied both issues.

                                   Employment

The Company has 3,277 employees of which 2,672 full time and 519 seasonal employees work in food processing and 86 full time employees work in other activities.

The Company has five collective bargaining agreements with three union locals covering approximately 600 of its full time employees. The terms of these agreements result in wages and benefits, which are substantially the same for comparable positions for the Company's non-union employees. Three collective bargaining agreements expire in calendar 2005. One agreement expires in calendar 2006. One agreement is currently under negotiation.

                               Foreign Operations

Export sales for the Company are a relatively small portion (about 8%) of the food processing sales.


                                     Item 2

                                   Properties

The Company has five food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,419,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Seven facilities in Minnesota, three facilities in Washington, three facilities in Idaho, one facility in Oregon, one facility in Illinois, and ten facilities in Wisconsin provide approximately 7,531,329 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. Most of the facilities are owned by the Company.

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

                                     Item 3

                                Legal Proceedings

Various claims totaling approximately $3,211,000 have been asserted by the Fleming Companies against the Company and a subsidiary acquired in 2003 in the Bankruptcy proceedings in the U. S. Bankruptcy Court for the District of Delaware for (i) receipt of allegedly preferential payments under the U. S. Bankruptcy Code ($1,292,000), (ii) receipt of alleged overpayments ($1,139,000) and (iii) amounts allegedly owing under various vendor promotional programs ($780,000). The Company has accrued its estimate for the expected settlement of these claims. The Company does not believe that any ultimate settlement in excess of the amount accrued will have a material impact on its financial position or results of operations.

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


                                     PART II

                                     Item 5

Market for Registrant's Common Stock and Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2004 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.

                      Issuer Purchases of Equity Securities
------------------- ------------------------ ----------------------- ---------------------- ----------------------
                                                                                             Maximum Number (or
                                                                        Total Number of      Approximate Dollar
                                                                      Shares Purchased as     Value) or Shares
                                                                       Part of Publicly        that May Yet Be
                    Total Number of Shares     Average Price Paid     Announced Plans or     Purchased Under the
      Period             Purchased (1)             per Share               Programs           Plans or Programs
------------------- ------------------------ ----------------------- ---------------------- ----------------------
                      Class A    Class B     Class A     Class B
                      Common       Common      Common      Common
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
1/01/04 - 1/31/04        500         500       $20.14      $20.21             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
2/01/04 - 2/29/04     29,000         -         $21.10        -                N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
3/01/04 - 3/31/04        -           -           -           -                N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
Total                 29,500         500       $21.08      $20.21             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
----------

(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the plans.


                                     Item 6

                             Selected Financial Data

Refer to the information in the 2004 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2004 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.


                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk

Refer  to  the  information  in  the  2004  Annual  Report,   "Quantitative  and
Qualitative Disclosures about Market Risk", which is incorporated by reference.


                                     Item 8

                   Financial Statements and Supplementary Data

Refer to the information in the 2004 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm", which is incorporated by reference.


                                     Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 10, 2003 the Company filed a current report on Form 8-K reporting a change in its certifying accountant from Deloitte & Touche LLP to Ernst & Young LLP.


                                     Item 9A

                             Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the Company's most recent fiscal quarter.


                                    PART III

                                     Item 10

               Directors and Executive Officers of the Registrant

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics is available on our web site www.senecafoods.com (free of charge).

Additional information required by Item 10 will be filed separately with the Commission, pursuant to Regulation 14A, in a definitive proxy statement involving the election of directors, which is incorporated herein by reference.


                                     Item 11

                             Executive Compensation

Information required by Item 11 will be filed separately with the Commission, pursuant to Regulation 14A, in a definitive proxy statement involving the election of directors, which is incorporated herein by reference.


                                     Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 will be filed separately with the Commission, pursuant to Regulation 14A, in a definitive proxy statement involving the election of directors, which is incorporated herein by reference.


                                     Item 13

                 Certain Relationships and Related Transactions

Information required by Item 13 will be filed separately with the Commission, pursuant to Regulation 14A, in a definitive proxy statement involving the election of directors, which is incorporated herein by reference.


                                     Item 14

                     Principal Accountant Fees and Services

Information required by Item 14 will be filed separately with the Commission, pursuant to Regulation 14A, in a definitive proxy statement involving the election of directors, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited the consolidated financial statements of Seneca Foods Corporation and subsidiaries as of March 31, 2003 and for each of the two years in the period ended March 31, 2003, and have issued our report thereon dated May 21, 2003; such consolidated financial statements and report are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Seneca Foods Corporation, listed in Item 15 (A)(2) for the years ended March 31, 2003 and 2002. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP


Rochester, New York
May 21, 2003

                                     PART IV

                                     Item 15

        Exhibits, Financial Statement Schedules, and Reports on Form 8-K


A.   Exhibits,  Financial Statements, and Supplemental Schedules

     1. Financial Statements - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 2004, are incorporated by reference in Item 8:

         Consolidated Statements of Net Earnings - Years ended March 31, 2004, 2003 and 2002

         Consolidated Balance Sheets - March 31, 2004 and 2003

         Consolidated Statements of Cash Flows - Years ended March 31, 2004, 2003 and 2002

         Consolidated Statements of Stockholders' Equity - Years ended March 31, 2004, 2003 and 2002

         Notes to Consolidated Financial Statements - Years ended March 31, 2004, 2003 and 2002

         Reports of Independent Registered Public Accounting Firms

                                                                                                    Pages
                                                                                                    -----
     2. Supplemental Schedule:

         Schedule II      --        Valuation and Qualifying Accounts                                11

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.


     3.             Exhibits:

     No. 3    -     Articles of Incorporation and By-Laws - Incorporated by reference to exhibits 3.1,
                    3.2 and 3.3 the Company's Form 10-Q/A filed August, 1995; as amended by exhibit 3 filed with the Company's Form 10-K filed June 1996 as amended by exhibit 3(i) to the
                    Company's Form 8-K dated September 17, 1998; as amended by exhibit 3.3 to the
                    Company's form 8-K dated June 10, 2003.

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

     No. 10   -     Material  Contracts  -  Incorporated  by  reference  to the  Company's  Form 8-K dated
                    February 24, 1995 for the First Amended and Restated Alliance  Agreement and the First
                    Amended and Restated Asset Purchase  Agreement both with The Pillsbury Company amended by the Company's  Form 8-K dated June 11, 2002.  Incorporated  by reference to exhibit
                    10 to the  Company's  Form 10-K filed June 25, 2002 for an  Indemnification  Agreement dated  January 31, 2002.  Incorporated  by reference to the  Company's  8-K dated June
                    10, 2003 for the Purchase  Agreement by and among Seneca Foods  Corporation,  Chiquita
                    Brands International, Inc. and Friday Holdings, L.C.C. dated as of March 6, 2003.

     No. 13   -     The material  contained in the 2004 Annual Report to Shareholders  under the following headings:  "Five Year Selected Financial Data",  "Management's Discussion and Analysis
                    of  Financial   Condition  and  Results  of   Operations",   "Consolidated   Financial
                    Statements and Notes thereto including  Independent  Auditors' Report",  "Quantitative and  Qualitative  Disclosures  about Market Risk",  and  "Shareholder  Information and
                    Quarterly Results".

     No. 21   -     List of Subsidiaries (filed herewith)

     No. 23.1 -     Consent of Ernst & Young LLP

     No. 23.2 -     Consent of Deloitte & Touche LLP

     No. 31.1 -     Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002 (filed herewith)

     No. 31.2 -     Certification of Philip G. Paras pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002 (filed herewith)

     No. 32   -     Certifications  pursuant  to  Section  906 of the  Sarbanes-Oxley Act of 2002  (filed herewith)


B. Reports on Form 8-K

     A Form 8-K furnished February 4, 2004 related to a Quarterly Earnings Press Release. A Form 8-K filed March 31, 2004 related to the Fleming Companies Bankruptcy Proceeding and an Indemnification Claim.


                                   Schedule II



                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                       Balance at   Charged/    Charged to    Deductions   Balance
                                       Beginning   (Credited)       other         from       at end
                                       of period   to income      accounts       reserve   of period
                                       ----------------------------------------------------------------
Year-ended March 31, 2004:
     Allowance for doubtful accounts   $    761    $    694     $    355 (b)  $    155 (a)  $    945
                                       =============================================================

Year-ended March 31, 2003:
     Allowance for doubtful accounts   $    605    $    390     $    --       $    234 (a)  $    761
                                       =============================================================

Year-ended March 31, 2002:
     Allowance for doubtful accounts   $    632    $    190     $    --       $    217 (a)  $    605
                                       =============================================================

(a)      Accounts written off, net of recoveries.

(b) Reclassified to accrued expense related to a liability for Chapter 11 preference payments received from a customer.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         SENECA FOODS CORPORATION


         By /s/Jeffrey L. Van Riper                     May 27, 2004
         --------------------------                     ------------
         Jeffrey L. Van Riper
         Controller and Secretary
         (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                             Title                                  Date
    ---------                                             -----                                  ----

/s/Arthur S. Wolcott                              Chairman and Director                      May 27, 2004
--------------------
Arthur S. Wolcott


/s/Kraig H. Kayser                                President, Chief Executive Officer,        May 27, 2004
------------------                                and Director
Kraig H. Kayser


/s/Philip G. Paras                                Chief Financial Officer                    May 27, 2004
------------------
Philip G. Paras


/s/Jeffrey L. Van Riper                           Controller and Secretary                   May 27, 2004
-----------------------                           (Principal Accounting Officer)
Jeffrey L. Van Riper


/s/Arthur H. Baer                                 Director                                   May 27, 2004
-----------------
Arthur H. Baer


/s/Andrew M. Boas                                 Director                                   May 27, 2004
-----------------
Andrew M. Boas


/s/Robert T. Brady                                Director                                   May 27, 2004
------------------
Robert T. Brady


/s/Douglas F. Brush                               Director                                   May 27, 2004
-------------------
Douglas F. Brush


/s/G. Brymer Humphreys                            Director                                   May 27, 2004
----------------------
G. Brymer Humphreys


/s/Susan W. Stuart                                Director                                   May 27, 2004
------------------
Susan W. Stuart
