Form 10-Q
period 2004-06-26
SENECA FOODS CORP /NY/
filed 2004-08-05
CIK 88948

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended June 26, 2004 Commission File Number 0-01989
                             -------------                        -------

                            Seneca Foods Corporation
                            ------------------------
               (Exact name of Company as specified in its charter)

                        New York                      16-0733425
                        --------                      ----------
         (State or other jurisdiction of            (I. R. S. Employer
         incorporation or organization)             Identification No.)

     3736 South Main Street, Marion, New York                  14505
     ----------------------------------------                  -----
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

Yes   X    No
    ------    ------

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    ------    ------

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

             Class                          Shares Outstanding at July 31, 2004
             -----                          -----------------------------------

  Common Stock Class A, $.25 Par                         3,950,380
  Common Stock Class B, $.25 Par                         2,764,005


                                                  PART I ITEM 1 FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In Thousands of Dollars)

                                                                                                 Unaudited
                                                                                                  6/26/04              3/31/04
                                                                                                 ---------             -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $         3,365   $         4,570
  Marketable Securities                                                                                    -             4,465
    Accounts Receivable, Net                                                                          37,085            46,180
    Inventories:
        Finished Goods                                                                               157,449           202,573
        Work in Process                                                                               11,096            15,365
        Raw Materials                                                                                 73,145            52,345
                                                                                                     -------           -------
                                                                                                     241,690           270,283
    Off-Season Reserve (Note 2)                                                                       58,259                 -
    Deferred Income Tax Asset, Net                                                                     6,615             6,615
    Assets Held For Sale                                                                               2,697             2,931
    Refundable Income Taxes                                                                              491               451
    Other Current Assets                                                                              10,529            12,098
                                                                                              --------------   ---------------
        Total Current Assets                                                                         360,731           347,593
Property, Plant and Equipment, Net                                                                   181,481           181,907
Other Assets                                                                                           4,011             4,403
                                                                                              --------------   ---------------
    Total Assets                                                                                    $546,223          $533,903
                                                                                                    ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        37,273   $        58,395
    Accounts Payable                                                                                  63,194            37,362
    Accrued Expenses                                                                                  40,817            42,553
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             24,817            21,519
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    166,101           159,829
Long-Term Debt                                                                                       158,230           154,428
Capital Lease Obligations                                                                              6,463             6,559
Deferred Income Tax Liability                                                                         14,602            15,048
Other Long-Term Liabilities                                                                            8,412             7,790
Commitments                                                                                                -                 -
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12.00
 Stated Value                                                                                         41,268            41,268
Convertible, Participating Preferred Stock, $15.50
 Stated Value                                                                                         15,000            15,000
Common Stock                                                                                           2,859             2,859
Paid in Capital                                                                                       15,989            15,989
Accumulated Other Comprehensive Income                                                                     -             2,324
Retained Earnings                                                                                    117,229           112,739
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         192,415           190,249
                                                                                             ---------------   ---------------
    Total Liabilities and Stockholders' Equity                                                      $546,223          $533,903
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

                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                   (In Thousands, Except Per Share Data)

                                                                                       Three Months Ended
                                                                                       -------------------
                                                                                 6/26/04                6/28/03
                                                                                 -------                -------

Net Sales                                                                 $          163,633       $         151,296

Costs and Expenses:
Cost of Product Sold                                                                 148,714                 135,735
Selling, General, and Administrative                                                   6,898                   6,130
Other Income, net                                                                     (3,334)                      -
Interest Expense (net)                                                                 3,974                   3,411
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           156,252                 145,276
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           7,381                   6,020

Income Taxes                                                                           2,879                   2,348
                                                                          ------------------       -----------------

Net Earnings                                                              $            4,502       $           3,672
                                                                           =================        ================

Basic:

  Earnings Per Common Share                                               $              .40       $             .35
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       11,126                  10,481
                                                                          ==================       =================

Diluted:

  Earnings Per Common Share                                               $              .40       $             .35
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       11,193                   10,548
                                                                          ==================       ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                           (In Thousands)
                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 6/26/04                6/28/03
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings                                                          $            4,502      $            3,672
    Adjustments to Reconcile Net Earnings
       to Net Cash Provided by Operations:
        Depreciation and Amortization                                                  7,191                   6,399
        Gain on the Sale of Assets                                                    (3,862)                      -
        Other Expense                                                                    528                       -
        Deferred Income Taxes                                                            419                     798
        Changes in Working Capital:
          Accounts Receivable                                                          9,095                   6,603
          Inventories                                                                 28,593                   6,059
          Off-Season Reserve                                                         (58,259)                (39,225)
          Other Current Assets                                                         1,569                  (1,057)
          Refundable Income Taxes                                                        520                   1,410
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                           24,658                  23,693
                                                                          ------------------       -----------------

  Net Cash Provided by Operations                                                     14,954                   8,352
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (7,322)                 (2,913)
    Proceeds from the Sale of Assets                                                   5,540                  39,585
    Acquisition                                                                            -                (110,449)
    Cash Received with Acquisition                                                         -                   2,560
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                      (1,782)                (71,217)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Borrowings on Notes Payable                                                       41,535                       -
    Payments on Notes Payable                                                        (62,657)                      -
  Proceeds from Issuance of Long-Term Debt                                             8,543                  35,011
    Payments of Long-Term Debt and Capital
    Lease Obligations                                                                 (1,539)                (32,200)
    Other                                                                               (247)                 (2,342)
    Dividends                                                                            (12)                    (12)
                                                                          ------------------       -----------------
  Net Cash (Used in) Provided by
      Financing Activities                                                           (14,377)                    457
                                                                          ------------------       -----------------
Net (Decrease) in Cash and Cash
    Equivalents                                                                       (1,205)                (62,408)
Cash and Cash Equivalents,
Beginning of Period                                                                    4,570                  64,984
                                                                          ------------------       -----------------
Cash and Cash Equivalents,
    End of Period                                                         $            3,365      $            2,576
                                                                          ==================      ==================

Supplemental information on non-cash investing and financing activities: $16.1 million of Preferred Stock was issued in partial consideration for the CPF acquisition. The Company assumed $9.1 million of long-term debt related to the CPF acquisition (see Note 7).

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

                                  June 26, 2004

1.        Condensed Consolidated Financial Statements


          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of June 26, 2004 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2004 balance sheet was derived from the audited consolidated financial statements.

          The results of operations for the three month periods ended June 26, 2004 are not necessarily indicative of the results to be expected for the full year.

          In the three months ended June 26, 2004, the Company sold for cash, on a bill and hold basis, $20,497,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the 2004 Seneca Foods Corporation Annual Report and Form 10-K.

          Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated Financial Statements should be read in conjunction with the financial statements and notes included in the Company's 2004 Annual Report and Form 10-K.

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

3.

          Comprehensive income consisted of net earnings and net unrealized gains on securities classified as available-for-sale. The following table provides the results for the periods presented:

                                             Three Months Ended
                                             ------------------
                                            6/26/04      6/28/03
                                            -------      -------

Net Earnings                                 $4,502       $3,672

Other Comprehensive
 Earnings, Net of Tax:

  Net Reclassification of
    Accumulated Other
    Comprehensive Income                     (2,356)           -

  Net Unrealized Gains on
    Investment                                   32          165
                                          ----------------------

    Comprehensive
      Income                                 $2,178       $3,837
                                          ======================

4. Recently issued accounting standards have been considered by the Company and are not expected to have a material effect on the Company's financial position or results of operations.

5. As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog, Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Income (net) in the Consolidated Statements of Net Earnings. This investment had been classified as marketable securities on the Consolidated Balance Sheets.

6. On June 24, 2004, the Company issued a mortgage to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

7. On May 27, 2003, the Company completed its acquisition of 100% of in Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock.

     The revolving credit facility has a five-year term. During the quarter ended September 27, 2003, the Company refinanced $42.5 million of debt outstanding under the revolving credit facility with new term debt from an insurance company. During the quarter ended June 26, 2004, the Company provided notice to its bank lenders of its intention to reduce the revolving credit facility from $200 million to $150 million and took a non-cash charge of $528,000 reflecting the write-down of the corresponding pro-rata amount of deferred financing costs, which is included in Other Income (net) in the Consolidated Statements of Net Earnings. The $150 million revolving credit facility is expected to satisfy the Company's working capital needs for the foreseeable future.

     The Company's statement of net earnings for the three months ended June 28, 2003 includes one month of the acquired CPF operations. A pro forma statement of net earnings, as if the operations were acquired at the beginning of the periods presented, follows:

                                                         Three Months Ended
                                                         ------------------
                                                        6/26/04       6/28/03
                                                        -------       -------
              Net Sales                                $163,633      $182,101

              Cost of Product Sold                      148,714       164,912
              Selling, General, and
                Administrative                            6,898         8,694
              Interest Expense                            3,974         4,261
              Other (Income) Expense                     (3,334)        1,882
                                                       ----------------------
              Total Costs and Expenses                  156,252       179,749

              Earnings Before Income Taxes                7,381         2,352
              Income Taxes                                2,879           917
                                                       ----------------------
              Net Earnings                                4,502         1,435
                                                       ======================
              Basic Earnings Per Share                   $ 0.40        $ 0.14
                                                       ======================
              Diluted Earnings Per Share                 $ 0.40        $ 0.14
                                                       ======================

     The June 28, 2003 column of the pro forma comparison above excludes sales and related costs of the four plants that were later sold to Lakeside Foods from the acquired CPF operations.

8. Earnings per share (In thousands, except per share data):

                                                      Three Months Ended
                                                      6/26/04     6/28/03
                                                      -------     -------
Basic Net Earnings Applicable to Common Stock:

Net Earnings                                           $4,502      $3,672
  Deduct Preferred Cash Dividends                           6           6
                                                      -------------------
Net Earnings Applicable to Common Stock                $4,496      $3,666
                                                      ===================

Weighted Average Common Shares Outstanding              6,715       6,676
Weighted Average Participating Preferred Shares
  Outstanding                                           4,411       3,805
                                                      -------------------
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                11,126      10,481
                                                      ===================

Basic Earnings Per Common Share                        $  .40      $  .35
                                                      ===================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock                $4,496      $3,666
  Add Back Preferred Cash Dividends                         5           5
                                                      -------------------
Net Earnings Applicable to Common Stock Diluted        $4,501      $3,671
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  11,126      10,481
Effect of Convertible Preferred Stock                      67          67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              11,193      10,548
                                                      ===================

Diluted Earnings Per Common Share                      $  .40      $  .35
                                                      ===================

9. The net periodic benefit cost for pension plans consist of:


                                                      Three Months Ended
                                                      6/26/04    6/28/03
                                                      -------    -------
         Service Cost                                 $   696     $  685
         Interest Cost                                    962        947
         Expected Return on Plan Assets                (1,052)    (1,037)
         Amortization of Transition Asset                 (76)       (74)
         Amortization of Net Gain                         177        175
                                                      ------------------
     Net Periodic Benefit Cost                           $707       $696
                                                      ==================

     During the Three Months Ended June 26, 2004, the Company made a contribution of $35,000 to its defined benefit pension plans. The Company presently anticipates contributing an additional $2,786,000 to fund its pension plans in 2005 for a total of $2,821,000.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

                                  June 26, 2004

Results of Operations:

Sales: Total sales reflect an increase of 8.2% for the quarter ended June 26, 2004 versus the quarter ended June 28, 2003. The sales increase for the three month period ended June 26, 2004 primarily reflects three months of operating activity related to Chiquita Processed Foods, L.L.C. acquired May 27, 2003 versus one month of operating activity in the prior year.

Costs and Expenses:

The following table shows costs and expenses as a percentage of sales:

                                                      Three Months Ended
                                                      ------------------
                                                     6/26/04      6/28/03
                                                     -------      -------

Cost of Product Sold                                   90.8%         89.6%
Selling                                                 3.6           3.2
Administrative                                          0.7           0.9
Other Income (net)                                     (2.0)          -
Interest Expense                                        2.4           2.3
                                                       ------------------
                                                       95.5%         96.0%
                                                       ==================

The higher cost of product sold percentage in the first quarter ended June 26, 2004 reflects unfavorable manufacturing variances incurred in connection with the 2003 pack.

There are no selling costs on the Green Giant sales. Green Giant sales as a percentage of total sales decreased due to the additional sales resulting from the CPF acquisition. Therefore, selling expenses as a percentage of sales increased.

Income Taxes: The effective tax rate was 39% for the three month periods ended June 26, 2004 and June 28, 2003.

Financial Condition: The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                                Ended June                      Ended March
                                                                ----------                      -----------
                                                             2004           2003             2004           2003
                                                             ----           ----             ----           ----

     Working Capital:
       Balance                                           $194,630        $127,075        $187,764       $172,382
       Change in Quarter                                    6,866         (45,307)              -              -
     Notes Payable                                         37,273          60,386               -              -
     Long-Term Debt                                       164,693         135,766         160,987        133,337
     Current Ratio                                         2.17:1          1.67:1          2.18:1         3.42:1

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 26, 2004

The Working Capital increase for the quarter reflects in part the new mortgage of $8 million supporting the warehouse expansion projects and net earnings. The change in Working Capital for the June 2003 quarter is largely due to the acquisition of in Chiquita Processed Foods, L.L.C. for $110 million in cash and $16.1 million in preferred stock.

Inventory increased $30.6 million from June 28, 2003. The Inventory increase primarily reflects higher unit costs related to unfavorable manufacturing variances from the 2003 pack.

See Condensed Consolidated Statements of Cash Flows for further details.

As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog, Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Income (net) in the Consolidated Statements of Net Earnings. This investment had been classified as marketable securities on the Consolidated Balance Sheets.

On June 24, 2004, the Company issued a mortgage to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

On May 27, 2003, the Company completed its acquisition of 100% of in Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock.

The revolving credit facility has a five-year term. During the quarter ended September 27, 2003, the Company refinanced $42.5 million of debt outstanding under the revolving credit facility with new term debt from an insurance company. During the quarter ended June 26, 2004, the Company provided notice to its bank lenders of its intention to reduce the revolving credit facility from $200 million to $150 million and took a non-cash charge of $528,000 reflecting the write-down of the corresponding pro-rata amount of deferred financing costs, which is included in Other Income (net) in the Consolidated Statements of Net Earnings. The $150 million revolving credit facility is expected to satisfy the Company's working capital needs for the foreseeable future.

The Company's statement of net earnings for the three months ended June 28, 2003 includes one month of the acquired CPF operations. A pro forma statement of net earnings, as if the operations were acquired at the beginning of the periods presented, follows:

                                                  Three Months Ended
                                                  ------------------
                                                 6/26/04       6/28/03
                                                 -------       -------
       Net Sales                                $163,633      $182,101

       Cost of Product Sold                      148,714       164,912
       Selling, General, and
         Administrative                            6,898         8,694
       Interest Expense                            3,974         4,261
       Other (Income) Expense                     (3,334)        1,882
                                                ----------------------
            Total Costs and Expenses             156,252       179,749

              Earnings Before Income Taxes         7,381         2,352
              Income Taxes                         2,879           917
                                                ----------------------
              Net Earnings                         4,502         1,435
                                                ======================
              Basic Earnings Per Share            $ 0.40        $ 0.14
                                                ======================
              Diluted Earnings Per Share          $ 0.40        $ 0.14
                                                ======================

The June 28, 2003 column of the pro forma comparison above excludes sales and related costs of the four plants that were later sold to Lakeside Foods from the acquired CPF operations.

The net periodic benefit cost for pension plans consist of:


                                                      Three Months Ended
                                                      6/26/04    6/28/03
                                                      -------    -------
         Service Cost                                 $   696     $  685
         Interest Cost                                    962        947
         Expected Return on Plan Assets                (1,052)    (1,037)
         Amortization of Transition Asset                 (76)       (74)
         Amortization of Net Gain                         177        175
                                                      ------------------
         Net Periodic Benefit Cost                       $707       $696
                                                      ==================

During the Three Months Ended June 26, 2004, the Company made a contribution of $35,000 to its defined benefit pension plans. The Company presently anticipates contributing an additional $2,786,000 to fund its pension plans in 2005 for a total of $2,821,000.

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

Forward-Looking Statements

Statements that are not historical facts, including statements about management's beliefs or expectations, are forward-looking statements as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning that numerous important factors which involve risks and uncertainties in the future could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. These factors include, among others: general economic and business conditions; cost and availability of commodities and other raw materials such as vegetables, steel and packaging materials; transportation costs; climate and weather affecting growing conditions and crop yields; leverage and ability to service and reduce the Company's debt; foreign currency exchange and interest rate fluctuations; effectiveness of marketing and trade promotion programs; changing consumer preferences; competition; product liability claims; the loss of significant customers or a substantial reduction in orders from these customers; changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental regulations; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

Critical Accounting Policies

In the three months ended June 26, 2004, the Company sold for cash, on a bill and hold basis, $20,497,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

Trade promotions are an important component of the sales and marketing of the Company's branded products, and are critical to the support of the business. Trade promotion costs, which are recorded as a reduction of net sales, include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to retailers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the retailer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

Recently issued accounting standards have been considered by the Company and are not expected to have a material effect on the Company's financial position or results of operations.



        ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of its regular borrowing activities, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through its regular financing activities, which involves borrowing with a combination of floating rate and fixed rate instruments. In connection with the acquisition of CPF, the Company entered into a new $200 million revolving credit facility (subsequently reduced to $150 million) with a five-year term to finance its seasonal working capital requirements. Interest is based on LIBOR plus a spread. Repayment is required at the expiration date of the facility, which is May 27, 2008. Long-term debt represents secured and unsecured debentures, certain notes payable to insurance companies used to finance long-term investments such as business acquisitions, and capital lease obligations. Long-term debt bears interest at fixed and variable rates. Except for the effects of above, Long-Term Debt, Short Term Debt and Short Term Investments are consistent with March 31, 2004. Therefore, refer to the March 31, 2004 report for the table of Interest Rate Sensitivity.

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

PART II - OTHER INFORMATION


Item 1.      Legal Proceedings

             None.

Item 2. Changes in Securities, use of Proceeds and Issuer Purchases of Equity Securities


                                                                                             Maximum Number (or
                                                                        Total Number of      Approximate Dollar
                                                                      Shares Purchased as     Value) or Shares
                                                                       Part of Publicly        that May Yet Be
                    Total Number of Shares     Average Price Paid     Announced Plans or     Purchased Under the
      Period             Purchased (1)             per Share               Programs           Plans or Programs
------------------- ------------------------ ----------------------- ---------------------- ----------------------

                      Class A    Class B     Class A     Class B
                      Common       Common      Common      Common
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
4/01/04 - 4/30/04      1,743          843      $18.74      $18.91             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
5/01/04 - 5/31/04        -          9,500        -         $18.75             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
6/01/04 - 6/26/04      5,040           40      $18.38      $18.58             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
Total                  6,783       10,383      $18.47      $18.76             N/A                    N/A
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

         (1) Form 8-K Furnished June 4, 2004

         A Current Report on Form 8-K was furnished to the SEC with the Company's earnings press release.

         (2) Form 8-K Filed June 18, 2004

         A Current Report on Form 8-K was filed with an amendment to the Company's Certificate of Incorporation.

         (3) Form 8-K Filed June 30, 2004

         A Current Report on Form 8-K was filed under Item 5 with a description of an accident which occurred at the Company's facility in Penn Yan, New York.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      Seneca Foods Corporation
                                                              (Company)



                                                       /s/Kraig H. Kayser
                                                       -----------------------
August 4, 2004                                         Kraig H. Kayser
                                                       President and
                                                       Chief Executive Officer


                                                       /s/Jeffrey L. Van Riper
                                                       -----------------------
August 4, 2004                                         Jeffrey L. Van Riper
                                                       Controller and
                                                       Chief Accounting Officer