Form 10-Q
period 2004-09-25
SENECA FOODS CORP /NY/
filed 2004-11-04
CIK 88948

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 25, 2004         Commission File Number 0-01989
                      ------------------                                -------

                            Seneca Foods Corporation
                            ------------------------
               (Exact name of Company as specified in its charter)

          New York                                         16-0733425
          --------                                         ----------
(State or other jurisdiction of                       (I. R. S. Employer
 incorporation or organization)                        Identification No.)

         3736 South Main Street, Marion, New York                  14505
         ----------------------------------------                  -----
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

                                    Class Shares Outstanding at October 31, 2004

  Common Stock Class A, $.25 Par                      3,950,380
  Common Stock Class B, $.25 Par                      2,764,005


                                                  PART I ITEM 1 FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In Thousands of Dollars)

                                                                                                   Unaudited
                                                                                                    9/25/04          3/31/04
                                                                                                    -------          -------
ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $         4,386   $         4,570
  Marketable Securities                                                                                    -             4,465
    Accounts Receivable, Net                                                                          59,543            46,180
    Inventories:
        Finished Goods                                                                               383,948           202,573
        Work in Process                                                                               42,307            15,365
        Raw Materials                                                                                 38,951            52,345
                                                                                                     -------           -------
                                                                                                     465,206           270,283
    Off-Season Reserve (Note 2)                                                                      (41,380)                -
    Deferred Income Tax Asset, Net                                                                     6,615             6,615
    Assets Held For Sale                                                                               2,655             2,931
    Refundable Income Taxes                                                                              954               451
    Other Current Assets                                                                              10,850            12,098
                                                                                              --------------   ---------------
        Total Current Assets                                                                         508,829           347,593
Property, Plant and Equipment, Net                                                                   178,579           181,907
Other Assets                                                                                           3,639             4,403
                                                                                              --------------   ---------------
    Total Assets                                                                                    $691,047          $533,903
                                                                                                    ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        57,345   $        58,395
    Accounts Payable                                                                                 171,051            37,362
    Accrued Expenses                                                                                  54,998            42,553
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             27,523            21,519
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    310,917           159,829
Long-Term Debt                                                                                       154,445           154,428
Capital Lease Obligations                                                                              6,438             6,559
Deferred Income Tax Liability                                                                         15,133            15,048
Other Long-Term Liabilities                                                                            9,254             7,790
Commitments                                                                                                -                 -
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12.00
 Stated Value                                                                                         41,268            41,268
Convertible, Participating Preferred Stock, $15.50
 Stated Value                                                                                         15,000            15,000
Common Stock                                                                                           2,859             2,859
Paid in Capital                                                                                       15,989            15,989
Accumulated Other Comprehensive Income                                                                     -             2,324
Retained Earnings                                                                                    119,674           112,739
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         194,860           190,249
                                                                                             ---------------   ---------------
    Total Liabilities and Stockholders' Equity                                                      $691,047   $533,903
                                                                                                    ========   ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                 (In Thousands, Except Per Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 9/25/04                9/27/03
                                                                                 -------                -------


Net Sales                                                                 $          219,140       $         248,194

Costs and Expenses:
Cost of Product Sold                                                                 202,546                 228,207
Selling, General, and Administrative                                                   7,900                   9,491
Plant Restructuring                                                                      619                       -
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           211,065                 237,698
                                                                          ------------------       -----------------

    Operating Income                                                                   8,075                  10,496

Other Income (net)                                                                       (42)                      -
Interest Expense (net)                                                                 4,110                   4,087
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           4,007                   6,409

Income Taxes                                                                           1,562                   2,499
                                                                          ------------------       -----------------

Net Earnings                                                              $            2,445       $           3,910
                                                                           =================        ================

Basic:

  Earnings Per Common Share                                               $              .22       $             .35
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       11,126                  11,126
                                                                          ==================       =================

Diluted:

  Earnings Per Common Share                                               $              .22       $             .35
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       11,193                   11,193
                                                                          ==================       ==================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                 (In Thousands, Except Per Share Data)

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 9/25/04                9/27/03
                                                                                 -------                -------


Net Sales                                                                 $          382,773       $         399,490

Costs and Expenses:
Cost of Product Sold                                                                 351,260                 363,942
Selling, General, and Administrative                                                  14,798                  15,621
Plant Restructuring                                                                      619                       -
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           366,677                 379,563
                                                                          ------------------       -----------------

    Operating Income                                                                  16,096                  19,927

Other Income (net)                                                                    (3,376)                      -
Interest Expense (net)                                                                 8,084                   7,498
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                          11,388                  12,429

Income Taxes                                                                           4,441                   4,847
                                                                          ------------------       -----------------

Net Earnings                                                              $            6,947       $           7,582
                                                                           =================        ================

Basic:

  Earnings Per Common Share                                               $             .62        $             .70
                                                                           ================         ================

  Weighted Average Shares
    Outstanding                                                                       11,126                   10,803
                                                                          ==================       ==================

Diluted:

  Earnings Per Common Share                                               $             .62        $              .70
                                                                           ================         =================

  Weighted Average Shares
    Outstanding                                                                       11,193                   10,871
                                                                          ==================       ==================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                             (In Thousands)

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 9/25/04                9/27/03
                                                                                 -------                -------

Cash Flows From Operating Activities:
    Net Earnings                                                          $            6,947      $            7,582
    Adjustments to Reconcile Net Earnings
       to Net Cash Provided by Operations:
        Depreciation and Amortization                                                 14,223                  14,022
        Gain on the Sale of Assets                                                    (3,904)                      -
        Other Expense                                                                    528                       -
        Deferred Income Taxes                                                            646                   1,649
        Changes in Working Capital:
          Accounts Receivable                                                        (13,363)                (15,030)
          Inventories                                                               (194,923)               (244,009)
          Off-Season Reserve                                                          41,380                  61,784
          Other Current Assets                                                         1,248                  (1,659)
          Refundable Income Taxes                                                        361                    (510)
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                          147,466                 178,620
                                                                          ------------------       -----------------

  Net Cash Provided by Operations                                                        609                   2,449
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                  (11,278)                 (8,685)
    Proceeds from the Sale of Assets                                                   5,622                  46,077
    Acquisition                                                                            -                (113,691)
    Cash Received with Acquisition                                                         -                   2,560
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                      (5,656)                (73,739)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Borrowings on Notes Payable                                                      122,071                 240,011
    Payments on Notes Payable                                                       (123,121)               (238,712)
  Proceeds from Issuance of Long-Term Debt                                             8,767                  42,500
    Payments of Long-Term Debt and Capital
    Lease Obligations                                                                 (2,867)                (32,976)
    Other                                                                                 13                     180
                                                                          ------------------       -----------------
  Net Cash Provided by
      Financing Activities                                                             4,863                  11,003
                                                                          ------------------       -----------------
Net (Decrease) in Cash and Cash
    Equivalents                                                                         (184)                (60,287)
Cash and Cash Equivalents,
Beginning of Period                                                                    4,570                  64,984
                                                                          ------------------       -----------------
Cash and Cash Equivalents,
    End of Period                                                         $            4,386      $            4,697
                                                                          ==================      ==================

Supplemental information on non-cash investing and financing activities:
$16.1 million of Preferred Stock was issued in partial consideration for the CPF acquisition. The Company assumed $9.1 million of long-term debt related to the CPF acquisition (see Note 7).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

                               September 25, 2004

1.      Unaudited Condensed Consolidated Financial Statements


        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of September 25, 2004 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2004 balance sheet was derived from the audited consolidated financial statements.

        The results of operations for the three and six month periods ended September 25, 2004 are not necessarily indicative of the results to be expected for the full year.

        In the six months ended September 25, 2004, the Company sold for cash, on a bill and hold basis, $66,875,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the 2004 Seneca Foods Corporation Annual Report and Form 10-K.

        Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles U. S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2004 Annual Report and Form 10-K.

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

3. Comprehensive income consisted of net earnings and net unrealized gains on securities classified as available-for-sale. The following table provides the results for the periods presented:

                                                      Six Months Ended
                                                      ----------------
                                                 9/25/04             9/27/03
                                                 -------             -------

    Net Earnings                                  $6,947              $7,582

    Other Comprehensive
      Earnings, Net of Tax:

    Net Reclassification of
      Accumulated Other
      Comprehensive Income                        (2,356)                  -

      Net Unrealized Gains on
        Investment                                    32                 396
                                                  --------------------------
        Comprehensive
          Income                                  $4,623              $7,978
                                                  ==========================

4. Recently issued accounting standards have been considered by the Company and are not expected to have a material effect on the Company's financial position or results of operations.

5. Current quarter pre-tax results include a charge of $1,280,000 related to the previously announced product recall which is included in Cost of Product Sold in the Unaudited Condensed Consolidated Statements of Net Earnings.

6. During the quarter ended September 25, 2004, the Company incurred a $619,000 charge for severance expense related to exiting a line of contract packing business which is included in Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings. In addition, the Company incurred a $682,000 charge for inventory impairment which is also related to exiting the same line of contract packing business and is included in Cost of Product Sold in the Unaudited Condensed Consolidated Statements of Net Earnings.

7. As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings. This investment had been classified as Marketable Securities on the Unaudited Condensed Consolidated Balance Sheet at March 31, 2004.

8. On June 24, 2004, the Company issued a mortgage to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

       On May 27, 2003, the Company completed its acquisition of Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock.

       The revolving credit facility has a five-year term. During the quarter ended September 27, 2003, the Company refinanced $42.5 million of debt outstanding under the revolving credit facility with new term debt from an insurance company. During the quarter ended September 25, 2004, the Company provided notice to its bank lenders of its intention to reduce the revolving credit facility from $200 million to $150 million and took a non-cash charge of $528,000 reflecting the write-down of the corresponding pro-rata amount of deferred financing costs, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings. The $150 million revolving credit facility is expected to satisfy the Company's working capital needs for the foreseeable future.

       The Company's Unaudited Condensed Consolidated Statement of Net Earnings for the six months ended September 27, 2003 includes four months of the acquired CPF operations. A pro forma unaudited condensed consolidated statement of net earnings, as if the operations were acquired at the April 1, 2003, follows:

                                                         Six Months Ended
                                                         ----------------
                                                        9/25/04       9/27/03
                                                        -------       -------
              Net Sales                                $382,773      $430,295

              Cost of Product Sold                      350,578       393,119
              Selling, General, and
                Administrative                           14,798        18,185
              Plant Restructuring                         1,301             -
                                                       ----------------------
                Total Costs and Expenses                366,677       411,304
                                                       ----------------------
                  Operating Income                       16,096        18,991

              Other (Income) Expense                     (3,376)        1,882
              Interest Expense                            8,084         8,348
                                                       ----------------------
              Earnings Before Income Taxes               11,388         8,761
              Income Taxes                                4,441         3,416
                                                       ----------------------
              Net Earnings                                6,947         5,345
                                                       ======================
              Basic Earnings Per Share                   $ 0.62        $ 0.49
                                                       ======================
              Diluted Earnings Per Share                 $ 0.62        $ 0.49
                                                       ======================

The September 27, 2003 column of the pro forma comparisons above exclude sales and related costs of the four plants that were later sold to Lakeside Foods from the acquired CPF operations.

10. Earnings per share (In thousands, except per share data):

                                                      Three Months Ended
                                                      9/25/04     9/27/03
                                                      -------     -------
Basic Net Earnings Applicable to Common Stock:

Net Earnings                                           $2,445      $3,910
  Deduct Preferred Cash Dividends                           6           6
                                                      -------------------
Net Earnings Applicable to Common Stock                $2,439      $3,904
                                                      ===================

Weighted Average Common Shares Outstanding              6,715       6,715
Weighted Average Participating Preferred Shares
  Outstanding                                           4,411       4,411
                                                      -------------------
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                11,126      11,126
                                                      ===================

Basic Earnings Per Common Share                        $  .22      $  .35
                                                      ===================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock                $2,439      $3,904
  Add Back Preferred Cash Dividends                         5           5
                                                      -------------------
Net Earnings Applicable to Common Stock Diluted        $2,444      $3,909
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  11,126      11,126
Effect of Convertible Preferred Stock                      67          67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              11,193      11,193
                                                      ===================

Diluted Earnings Per Common Share                      $  .22      $  .35
                                                      ===================

                                                       Six Months Ended
                                                      9/25/04     9/27/03
                                                      -------     -------
Basic Net Earnings Applicable to Common Stock:

Net Earnings                                           $6,947      $7,582
  Deduct Preferred Cash Dividends                          12          12
                                                      -------------------
Net Earnings Applicable to Common Stock                $6,935      $7,570
                                                      ===================

Weighted Average Common Shares Outstanding              6,715       6,679
Weighted Average Participating Preferred Shares
  Outstanding                                           4,411       4,124
                                                      -------------------
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                11,126      10,803
                                                      ===================

Basic Earnings Per Common Share                        $  .62      $  .70
                                                      ===================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock                $6,935      $7,570
  Add Back Preferred Cash Dividends                        10          10
                                                      -------------------
Net Earnings Applicable to Common Stock Diluted        $6,945      $7,580
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  11,126      10,803
Effect of Convertible Preferred Stock                      67          67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              11,193      10,870
                                                      ===================

Diluted Earnings Per Common Share                      $  .62      $  .70
                                                      ===================

11. The net periodic benefit cost for pension plans consist of:


                                                      Six Months Ended
                                                      ----------------
                                                      9/25/04    9/27/03
                                                      -------    -------
         Service Cost                               $   1,405   $  1,370
         Interest Cost                                  1,942      1,894
         Expected Return on Plan Assets                (2,123)    (2,074)
         Amortization of Transition Asset                (153)      (148)
         Amortization of Net Gain                         356        350
                                                     -------------------
     Net Periodic Benefit Cost                         $1,427     $1,392
                                                     ===================

       During the Six Months Ended September 25, 2004, the Company made a contribution of $35,000 to its defined benefit pension plans. The Company presently anticipates contributing an additional $2,786,000 to fund its pension plans in 2005 for a total of $2,821,000.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

                               September 25, 2004

Seneca Foods Corporation is primarily a vegetable processing company with manufacturing facilities located throughout the United States. Its products are sold under the Libby's(R), Aunt Nellie's Farm Kitchen(R), Stokely's(R), READ(R), and Seneca(R) labels as well as through the private label and industrial markets. In addition, under an alliance with General Mills Operations, Inc., a successor to the Pillsbury Company and a subsidiary of General Mills, Inc., Seneca produces canned and frozen vegetables, which are sold by General Mills Operations, Inc. under the Green Giant(R) label.

The Company's raw product is harvested mainly between May through October. The 2004 planting, harvest and pack was delayed due to weather conditions. This resulted in lower yield and the costs per unit are higher as a result.

During the quarter ended September 25, 2004, the Company announced a product recall which resulted in the establishment of a $1,280,000 charge to operations.

Results of Operations:

Sales: Total sales reflect decreases of 11.7% and 4.2% for the quarter and six months, respectively, versus the quarter and six months ended September 27, 2003. The sales decrease for the three and six month periods ended September 25, 2004 primarily reflects sales volume reductions in the Contract Packing, Private Label Retail and Green Giant Alliance areas of the business.

Costs and Expenses:
The following table shows costs and expenses as a percentage of sales:

                       Three Months Ended            Six Months Ended
                       ------------------            ----------------
                       9/25/04    9/27/03           9/25/04      9/27/03
                       -------    -------           -------      -------
Cost of Product Sold    92.4%       92.0%            91.7%        91.1%
Selling                  3.0         3.4              3.3          3.3
Administrative           0.6         0.4              0.6          0.6
Plant Restructuring      0.3         0.0              0.2          0.0
                       -----------------------------------------------
                        96.3%       95.8%            95.8%        95.0%
                       ===============================================

The higher cost of product sold percentage in the second quarter ended September 25, 2004 reflects the establishment of a $1,280,000 provision for the product recall announced on September 28, 2004.

Income Taxes:
The effective tax rate was 39% for the three and six month periods ended September 25, 2004 and September 27, 2003.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                             For the Quarter                 For the Year
                             Ended September                 Ended March
                             ---------------                 ------------
                              2004          2003        2004            2003
                              ----          ----        ----            ----
     Working Capital:
       Balance              $197,912     $191,313     $187,764      $172,382
       Change in Quarter       3,281       64,238            -             -
     Notes Payable            57,345       26,674            -             -
     Long-Term Debt          160,883      180,302      160,987       133,337
     Current Ratio            1.64:1       1.62:1       2.18:1        3.42:1

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 25, 2004

The Working Capital increase for the quarter ended September 25, 2004 reflects lower capital expenditures ($3,956,000) than depreciation ($7,032,000). The change in Working Capital for the September 2003 quarter is largely due to the proceeds from the sale of assets and the proceeds from the issuance of debt to partially finance the acquisition of in Chiquita Processed Foods, L.L.C.

Inventory decreased $8.1 million from September 27, 2003. The Inventory decrease primarily reflects the fact that the 2004 pack is delayed and lower in overall yield. Actual unit costs are higher than expected which partially mitigated this decrease.

See Unaudited Condensed Consolidated Statements of Cash Flows for further details.

During the quarter ended September 25, 2004, the Company incurred a $619,000 charge for severance expense related to exiting a line of contract packing business which is included in Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings. In addition, the Company incurred a $682,000 charge for inventory impairment which is also related to exiting the same line of contract packing business and is included in Cost of Product Sold in the Unaudited Condensed Consolidated Statements of Net Earnings.

As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings. This investment had been classified as marketable securities on the Unaudited Condensed Consolidated Balance Sheets.

On June 26, 2004, the Company issued a mortgage to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

On May 27, 2003, the Company completed its acquisition of Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock.

The revolving credit facility has a five-year term. During the quarter ended September 27, 2003, the Company refinanced $42.5 million of debt outstanding under the revolving credit facility with new term debt from an insurance company. During the quarter ended September 25, 2004, the Company provided notice to its bank lenders of its intention to reduce the revolving credit facility from $200 million to $150 million and took a non-cash charge of $528,000 reflecting the write-down of the corresponding pro-rata amount of deferred financing costs, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings. The $150 million revolving credit facility is expected to satisfy the Company's working capital needs for the foreseeable future.

The Company's Unaudited Condensed Consolidated Statement of Net Earnings for the six months ended September 27, 2003 includes four months of the acquired CPF operations. A pro forma unaudited condensed consolidated statement of net earnings, as if the operations were acquired at the April 1, 2003, follows:

                                                  Six Months Ended
                                                  ----------------
                                                 9/25/04       9/27/03
                                                 -------       -------
       Net Sales                                $382,773      $430,295

       Cost of Product Sold                      350,578       393,119
       Selling, General, and
         Administrative                           14,798        18,185
       Plant Restructuring                         1,301             -
                                                ----------------------
         Total Costs and Expenses                366,677       411,304
                                                ----------------------
           Operating Income                       16,096        18,991

       Other (Income) Expense                     (3,376)        1,882
       Interest Expense                            8,084         8,348
                                                ----------------------
       Earnings Before Income Taxes               11,388         8,761
       Income Taxes                                4,441         3,416
                                                ----------------------
       Net Earnings                                6,947         5,345
                                                ======================
       Basic Earnings Per Share                   $ 0.62        $ 0.49
                                                ======================
       Diluted Earnings Per Share                 $ 0.62        $ 0.49
                                                ======================

The September 27, 2003 column of the pro forma comparisons above exclude sales and related costs of the four plants that were later sold to Lakeside Foods from the acquired CPF operations.

The net periodic benefit cost for pension plans consist of:

                                                       Six Months Ended
                                                      9/25/04    9/27/03
                                                      -------    -------
         Service Cost                               $   1,405   $  1,370
         Interest Cost                                  1,942      1,894
         Expected Return on Plan Assets                (2,123)    (2,074)
         Amortization of Transition Asset                (153)      (148)
         Amortization of Net Gain                         356        350
                                                     -------------------
     Net Periodic Benefit Cost                         $1,427     $1,392
                                                     ===================

During the Six Months Ended September 25, 2004, the Company made a contribution of $35,000 to its defined benefit pension plans. The Company presently anticipates contributing an additional $2,786,000 to fund its pension plans in 2005 for a total of $2,821,000.

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

Critical Accounting Policies

In the six months ended September 25, 2004, the Company sold for cash, on a bill and hold basis, $66,875,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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



        ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of its regular borrowing activities, the Company's operating results are exposed to fluctuations in interest rates, which it manages primarily through its regular financing activities, which involves borrowing with a combination of floating rate and fixed rate instruments. In connection with the acquisition of CPF, the Company entered into a new $200 million revolving credit facility (subsequently reduced to $150 million) with a five-year term to finance its seasonal working capital requirements. Interest is based on LIBOR plus a spread. Repayment is required at the expiration date of the facility, which is May 27, 2008. Long-term debt represents secured and unsecured debentures, certain notes payable to insurance companies used to finance long-term investments such as business acquisitions, and capital lease obligations. Long-term debt bears interest at fixed and variable rates. Except for the effects of reduction in the revolving credit facility discussed above and the new debt referred to in Management's Discussion of Financial Condition and Results of Operations, Long-Term Debt, Short Term Debt and Short Term Investments are consistent with March 31, 2004. Therefore, refer to the March 31, 2004 report for the table of Interest Rate Sensitivity.

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

PART II - OTHER INFORMATION


Item 1.             Legal Proceedings

                    None.

Item 2.             Unregistered Sales of Equity Securites and Use of Proceeds


                                                                                             Maximum Number (or
                                                                        Total Number of      Approximate Dollar
                                                                      Shares Purchased as     Value) or Shares
                                                                       Part of Publicly        that May Yet Be
                    Total Number of Shares     Average Price Paid     Announced Plans or     Purchased Under the
      Period             Purchased (1)             per Share               Programs           Plans or Programs
------------------- ------------------------ ----------------------- ---------------------- ----------------------
                      Class A    Class B     Class A     Class B
                      Common       Common      Common      Common
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

7/01/04 - 7/31/04        -         4,000         -         $18.80             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
8/01/04 - 8/31/04      3,500         -         $18.45                         N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
9/01/04 - 9/30/04        -          2,500        -         $18.50             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
Total                  3,500       6,500       $18.45      $18.68             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

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

Item 3.             Defaults on Senior Securities

                    None.

Item 4.             Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

                    The annual meeting of shareholders of the Registrant was held on August 6, 2004 and the following were the voting results: (1) Management's nominees for Director positions (Thomas Paulson, Andrew M. Boas, Douglas F. Brush, Susan W. Stuart) were elected, (2) a management proposal to ratify the appointment of Ernst & Young LLP as independent auditors was adopted. The following director's terms continue: Arthur
                    H. Baer, Robert T. Brady, G. Brymer Humphreys, Kraig H. Kayser, and Arthur S. Wolcott.

Item 5.             Other Information

                    None.

Item 6.             Exhibits


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





                                                       Seneca Foods Corporation
                                                               (Company)



                                                       /s/Kraig H. Kayser
                                                       -------------------------
November 4, 2004                                       Kraig H. Kayser
                                                       President and
                                                       Chief Executive Officer


                                                       /s/Jeffrey L. Van Riper
                                                       -------------------------
November 4, 2004                                       Jeffrey L. Van Riper
                                                       Controller and
                                                       Chief Accounting Officer