Form 10-Q
period 2004-12-25
SENECA FOODS CORP /NY/
filed 2005-02-03
CIK 88948

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended December 25, 2004 Commission File Number 0-01989
                           -----------------                        -------

                            Seneca Foods Corporation
                            ------------------------
               (Exact name of Company as specified in its charter)

                    New York                               16-0733425
                    --------                               ----------
               (State or other jurisdiction of        (I. R. S. Employer
               incorporation or organization)         Identification No.)

      3736 South Main Street, Marion, New York                 14505
      ----------------------------------------                 -----
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

Yes   X    No
    ------    -------

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    ------    -------

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                   Class Shares Outstanding at January 31, 2005
                                   --------------------------------------------
  Common Stock Class A, $.25 Par                     3,950,617
  Common Stock Class B, $.25 Par                     2,764,005


                                                  PART I ITEM 1 FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In Thousands of Dollars)
                                                                                                  Unaudited
                                                                                                   12/25/04            3/31/04
                                                                                                   --------            -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $        24,994   $         4,570
  Marketable Securities                                                                                    -             4,465
    Accounts Receivable, Net                                                                          47,526            46,180
    Inventories:
        Finished Goods                                                                               309,517           202,573
        Work in Process                                                                               33,403            15,365
        Raw Materials                                                                                 38,751            52,345
                                                                                                     -------           -------
                                                                                                     381,671           270,283
    Off-Season Reserve (Note 2)                                                                      (63,443)                -
    Deferred Income Tax Asset, Net                                                                     6,615             6,615
    Assets Held For Sale                                                                               2,439             2,931
    Refundable Income Taxes                                                                            3,063               451
    Other Current Assets                                                                               4,643            12,098
                                                                                              --------------   ---------------
        Total Current Assets                                                                         407,508           347,593
Property, Plant and Equipment, Net                                                                   169,992           181,907
Other Assets                                                                                           2,869             4,403
                                                                                              --------------   ---------------
    Total Assets                                                                                    $580,369          $533,903
                                                                                                    ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        71,049   $        58,395
    Accounts Payable                                                                                  68,850            37,362
    Accrued Expenses                                                                                  42,924            42,553
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             27,577            21,519
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    210,400           159,829
Long-Term Debt                                                                                       149,569           154,428
Capital Lease Obligations                                                                              5,848             6,559
Deferred Income Tax Liability                                                                         14,804            15,048
Other Long-Term Liabilities                                                                            6,412             7,790
Commitments                                                                                                -                 -
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12.00
 Stated Value                                                                                         41,265            41,268
Convertible, Participating Preferred Stock, $15.50
 Stated Value                                                                                         15,000            15,000
Common Stock                                                                                           2,860             2,859
Paid in Capital                                                                                       15,992            15,989
Accumulated Other Comprehensive Income                                                                     -             2,324
Retained Earnings                                                                                    118,149           112,739
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         193,336           190,249
                                                                                             ---------------   ---------------
    Total Liabilities and Stockholders' Equity                                                      $580,369          $533,903
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

                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                 (In Thousands, Except Per Share Data)


                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                12/25/04               12/27/03
                                                                                --------               --------

Net Sales                                                                 $          306,794       $         325,303

Costs and Expenses:
Cost of Product Sold                                                                 290,079                 307,735
Selling, General, and Administrative                                                   9,172                  10,194
Plant Restructuring                                                                    5,804                       -
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           305,055                 317,929
                                                                          ------------------       -----------------

    Operating Income                                                                   1,739                   7,374

Interest Expense (net)                                                                 4,219                   4,280
                                                                          ------------------       -----------------

(Loss) Earnings Before Income Taxes                                                   (2,480)                  3,094

Income Taxes                                                                            (967)                  1,207
                                                                          ------------------       -----------------

Net (Loss) Earnings                                                       $           (1,513)      $           1,887
                                                                           =================        ================

Basic:

  (Loss) Earnings Per Common Share                                        $             (.14)      $             .17
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       11,126                  11,126
                                                                           =================        ================

Diluted:

  (Loss) Earnings Per Common Share                                        $             (.14)      $             .17
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       11,126                  11,193
                                                                           =================        ================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                 (In Thousands, Except Per Share Data)
                                                                                        Nine Months Ended
                                                                                       ------------------
                                                                                12/25/04               12/27/03
                                                                                --------               --------
Net Sales                                                                 $          689,567       $         724,793

Costs and Expenses:
Cost of Product Sold                                                                 641,339                 671,677
Selling, General, and Administrative                                                  23,970                  25,815
Plant Restructuring                                                                    6,423                       -
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           671,732                 697,492
                                                                          ------------------       -----------------

    Operating Income                                                                  17,835                  27,301

Other Income (net)                                                                    (3,376)                      -
Interest Expense (net)                                                                12,303                  11,778
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           8,908                  15,523

Income Taxes                                                                           3,474                   6,054
                                                                          ------------------       -----------------

Net Earnings                                                              $            5,434       $           9,469
                                                                           =================        ================

Basic:

  Earnings Per Common Share                                               $              .49       $             .87
                                                                           =================        ================

  Weighted Average Shares
    Outstanding                                                                       11,126                  10,911
                                                                           =================        ================

Diluted:

  Earnings Per Common Share                                               $              .49       $             .86
                                                                           =================         ===============

  Weighted Average Shares
    Outstanding                                                                       11,193                  10,978
                                                                          ==================        ================

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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                             (In Thousands)

                                                                                        Nine Months Ended
                                                                                       ------------------
                                                                                12/25/04               12/27/03
                                                                                --------               --------
Cash Flows From Operating Activities:
    Net Earnings                                                          $            5,434      $            9,469
    Adjustments to Reconcile Net Earnings to
       Net Cash Provided by (Used in)
     Operations:
        Depreciation and Amortization                                                 21,551                  21,914
        Gain on the Sale of Assets                                                    (3,904)                      -
        Plant Restructuring                                                            3,798                       -
        Other                                                                            528                       -
        Deferred Income Taxes                                                           (244)                  2,057
        Changes in Working Capital:
          Accounts Receivable                                                         (1,346)                  2,181
          Inventories                                                               (111,388)               (118,320)
          Off-Season Reserve                                                          63,443                  66,830
          Other Current Assets                                                         7,455                  (5,255)
          Refundable Income Taxes                                                     (1,187)                 (1,112)
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                           30,031                    (255)
                                                                          ------------------       -----------------

  Net Cash Provided by (Used in)
    Operations                                                                        14,171                 (22,491)
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                  (13,625)                (13,963)
    Proceeds from the Sale of Assets                                                   5,824                  46,077
    Acquisition                                                                            -                (113,691)
    Cash Received with Acquisition                                                         -                   2,560
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                      (7,801)                (79,017)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Borrowings on Notes Payable                                                      247,374                 348,315
    Payments on Notes Payable                                                       (234,720)               (312,370)
    Proceeds from Issuance of Long-Term Debt                                           8,959                  42,500
    Payments of Long-Term Debt and Capital
    Lease Obligations                                                                 (8,471)                (38,440)
    Other                                                                                912                     252
                                                                          ------------------       -----------------
  Net Cash Provided by
      Financing Activities                                                            14,054                  40,257
                                                                          ------------------       -----------------
Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                       20,424                 (61,251)
Cash and Cash Equivalents,
Beginning of Period                                                                    4,570                  64,984
                                                                          ------------------       -----------------
Cash and Cash Equivalents,
    End of Period                                                         $           24,994      $            3,733
                                                                          ==================      ==================

Supplemental information on non-cash investing and financing activities:
$16.1 million of Preferred Stock was issued in partial consideration for the CPF acquisition. The Company assumed $9.1 million of long-term debt related to the CPF acquisition (see Note 11).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

                                December 25, 2004

1.   Unaudited Condensed Consolidated Financial Statements


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of December 25, 2004 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2004 balance sheet was derived from the audited consolidated financial statements.

     The results of operations for the three and nine month periods ended December 25, 2004 are not necessarily indicative of the results to be expected for the full year.

     In the nine months ended December 25, 2004, the Company sold for cash, on a bill and hold basis, $175,366,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the
     Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the 2004 Seneca Foods Corporation Annual Report and Form 10-K.

     Other footnote disclosures normally included in annual financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2004 Annual Report and Form 10-K.

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

3. Comprehensive income consisted of net earnings and net unrealized gains on securities classified as available-for-sale. The following table provides the results for the periods presented:

                                             Three Months Ended            Nine Months Ended
                                             ------------------            -----------------
                                            12/25/04      12/27/03         12/25/04   12/27/03
                                            --------      --------         --------   --------


    Net (Loss) Earnings                     $(1,513)        $1,887          $5,434      $9,469

    Other Comprehensive
      Earnings, Net of Tax:

    Net Reclassification of
      Accumulated Other
      Comprehensive Income                        -              -          (2,356)          -

      Net Unrealized Gains
        on Investment                             -            533              32         929
                                            --------------------------------------------------

        Comprehensive
          (Loss) Income                    $(1,513)         $2,420          $3,110     $10,398
                                            ==================================================

The securities were sold during the quarter ended June 26, 2004.

4. Recently issued accounting standards have been considered by the Company and are not expected to have a material effect on the Company's financial position or results of operations.

5. As previously reported, during the quarter ended September 25, 2004, pre-tax results include a charge of $1,280,000 related to the previously announced product recall which is included in Cost of Product Sold in the Unaudited Condensed Consolidated Statements of Net Earnings.

6. During the quarter ended December 25, 2004, the Company announced the closure of processing facilities in Walla Walla, Washington and Marion, New York (not including the can manufacturing plant). This resulted in a non-cash impairment charge of $5,710,000 and a severance charge of $94,000 which are included in Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings. The Walla Walla facility is expected to be sold by December 31, 2005. The Marion facility is going to be used as a warehouse. The closure of the Walla Walla, Washington processing facility coincided with an amendment to the Alliance Agreement with General Mills Operations, Inc. ("GMOI"). Under the above amendment, the Blue Earth, Minnesota facility will be removed from the Alliance Agreement due to a reduction in GMOI volume requirements and will be operated by the Company as a non-Alliance facility. Additionally, GMOI has agreed to reimburse the Company for remaining lease and depreciation costs at the Blue Earth facility which, on a net present value basis, approximate the closure costs associated with the Walla Walla facility.

7. During the quarter ended September 25, 2004, the Company incurred a $619,000 charge for severance expense related to exiting a line of contract packing business which is included in Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings. In addition, the Company incurred a $682,000 charge for inventory impairment which is also related to exiting the same line of contract packing business and is included in Cost of Product Sold in the Unaudited Condensed Consolidated Statements of Net Earnings.

8.   The  following  table  summarizes  the   restructuring  and  related  asset
     impairment charges recorded and the accruals established during 2005:

                                                                       Long-Lived
                                                 Severance           Asset Charges              Other Costs             Total
                                                 ---------           -------------              -----------             -----

         Total expected
          restructuring charge                   $   713                   $3,798                  $1,912               $6,423
                                                 =============================================================================

         Balance March 31, 2004                  $     -                   $    -                  $    -     $    -
         Second quarter charge
           to expense                                619                                                -                  619
         Third quarter charge
           to expense                                 94                    3,798                   1,912                5,804
         Cash payments                              (619)                       -                       -                 (619)
                                                  ----------------------------------------------------------------------------
          Balance December 25,
          2004                                    $   94                   $3,798                  $1,912               $5,804
                                                  ============================================================================

         In addition, $682,000 was charged to Cost of Product Sold in the quarter ended September 25, 2004.

9. As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings. This investment had been classified as Marketable Securities on the Unaudited Condensed Consolidated Balance Sheet at March 31, 2004.

10. On June 24, 2004, the Company issued a mortgage payable to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

11. On May 27, 2003, the Company completed its acquisition of Chiquita Processed Foods, L.L.C. ("CPF") from Chiquita Brands International, Inc. The primary reason for the acquisition was to acquire additional production capacity in the Canned Vegetable business. The purchase price totaled $126.1 million plus the assumption of certain liabilities. This acquisition was financed with cash, proceeds from a new $200 million revolving credit facility, and $16.1 million of the Company's Participating Convertible Preferred Stock.

     The revolving credit facility has a five-year term. During the quarter ended September 27, 2003, the Company refinanced $42.5 million of debt outstanding under the revolving credit facility with new term debt from an insurance company. During the quarter ended June 26, 2004, the Company provided notice to its bank lenders of its intention to reduce the revolving credit facility from $200 million to $150 million and took a non-cash charge of $528,000 reflecting the write-down of the corresponding pro-rata amount of deferred financing costs, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings. The $150 million revolving credit facility, which is expected to satisfy the Company's working capital needs, has $71,049,000 outstanding as of December 25, 2005.

12.  Earnings per share (In thousands, except per share data):

                                                      Three Months Ended
                                                      12/25/04    12/27/03
                                                      --------    --------
Basic Net Earnings (Loss) Applicable to Common Stock:

Net (Loss) Earnings                                   $(1,513)     $1,887
  Deduct Preferred Cash Dividends                           6           6
                                                      -------------------
Net (Loss) Earnings Applicable to Common Stock        $(1,519)     $1,881
                                                      ===================

Weighted Average Common Shares Outstanding              6,715       6,715
Weighted Average Participating Preferred Shares
  Outstanding                                           4,411       4,411
                                                      -------------------
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                11,126      11,126
                                                      ===================

Basic (Loss) Earnings Per Common Share                 $ (.14)     $  .17
                                                      ===================
Diluted Net (Loss) Earnings Applicable to Common Stock:

Net (Loss) Earnings Applicable to Common Stock        $(1,519)     $1,881
  Add Back Preferred Cash Dividends                         -           5
                                                      -------------------
Net (Loss) Earnings Applicable to Common Stock
  Diluted                                             $(1,519)     $1,886
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  11,126      11,126
Effect of Convertible Preferred Stock                       -          67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              11,126      11,193
                                                      ===================

Diluted (Loss) Earnings Per Common Share              $  (.14)     $  .17
                                                      ===================

The effect of convertible preferred stock has not been considered for the quarter ended December 25, 2004 since its inclusion would have been anti-dilutive.

                                                       Nine Months Ended
                                                     12/25/04     12/27/03
                                                     --------     --------
Basic Net Earnings Applicable to Common Stock:

Net Earnings                                           $5,434      $9,469
  Deduct Preferred Cash Dividends                          18          18
                                                      -------------------
Net Earnings Applicable to Common Stock                $5,416      $9,451
                                                      ===================

Weighted Average Common Shares Outstanding              6,715       6,684
Weighted Average Participating Preferred Shares
  Outstanding                                           4,411       4,227
                                                      -------------------
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                11,126      10,911
                                                      ===================

Basic Earnings Per Common Share                        $  .49      $  .87
                                                      ===================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock                $5,416      $9,451
  Add Back Preferred Cash Dividends                        15          15
                                                      -------------------
Net Earnings Applicable to Common Stock Diluted        $5,431      $9,466
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  11,126      10,911
Effect of Convertible Preferred Stock                      67          67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              11,193      10,978
                                                      ===================

Diluted Earnings Per Common Share                      $  .49      $  .86
                                                      ===================

13. The net periodic benefit cost for pension plans consist of:


                                                      Nine Months Ended
                                                     12/25/04   12/27/03
                                                     --------   --------
         Service Cost                                $   2,531 $  2,055
         Interest Cost                                   2,957    2,841
         Expected Return on Plan Assets                 (3,896)  (3,111)
         Amortization of Transition Asset                 (207)    (222)
         Amortization of Net Loss                           -       525
                                                     ------------------
     Net Periodic Benefit Cost                          $1,385   $2,088
                                                     ==================

     During  the  Nine  months  Ended   December  25,  2004,  the  Company  made
     contributions of $2,821,000 to its defined benefit pension plans. No other pension contributions are required during 2005.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

                                December 25, 2004

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

During the quarter ended December 25, 2004, the Company announced the closure of processing facilities in Walla Walla, Washington and Marion, New York (not including the can manufacturing plant). This resulted in a non-cash impairment charge of $5,710,000 and a severance charge of $94,000 which are included in Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings. The Walla Walla facility is expected to be sold by December 31, 2005. The Marion facility is going to be used as a warehouse.

Results of Operations:

Sales:
Total sales reflect decreases of 5.7% and 4.9% for the quarter and nine months ended December 25, 2004, respectively, versus the quarter and nine months ended December 27, 2003. The sales decrease for the three month period ended December 25, 2004 primarily reflects sales volume reductions in the Canned Vegetables ($6 million), and Green Giant Alliance ($15 million) areas of the business as reflected in the following comparison (In millions):


                      Three Months Ended     Nine Months Ended
                      ------------------     -----------------
                       12/25/04 12/27/03     12/25/04  12/27/03
                       -------- --------     --------  --------

Canned Vegetables        $165.8   $172.2       $427.4    $435.1
Green Giant Alliance      119.9    135.4        219.2     245.0
Frozen Vegetables           7.2      7.5         19.7      22.3
Fruit and Chip Products     5.0      4.6         13.5      12.7
Other                       8.9      5.6          9.8       9.7
                         --------------------------------------
                         $306.8   $325.3       $689.6    $724.8
                         ======================================

The decrease in Canned Vegetables reflects the discontinuation of a line of contract packing business during the second quarter which accounts for $9 million of the decrease. A planned reduction in the Green Giant Alliance was magnified by the poor sweet corn growing conditions in the Summer of 2004.

Operating Income:

The following table presents components of operating income as a percentage of net sales:

                      Three Months Ended     Nine Months Ended
                      ------------------     -----------------
                       12/25/04 12/27/03     12/25/04  12/27/03
                       -------- --------     --------  --------

Gross Margin              5.5%     5.4%         7.0%      7.4%

Selling                   2.6      2.8          3.0       3.1
Administrative            0.4      0.3          0.5       0.5
Plant Restructuring       1.9      0.0          0.9       0.0
                         ------------------------------------
Operating Income          0.6%     2.3%         2.6%      3.8%
                         ====================================

The reduction in operating income for the three month period reflects the plant restructuring charge for the closure of the Marion, New York and Walla Walla, Washington processing facilities totaling $5.8 million.

The lower gross margin percentage in the nine months ended December 25, 2004 principally reflects the establishment of a $1,280,000 provision for the product recall announced on September 28, 2004.

Income Taxes:
The effective tax rate was 39% for the three and nine month periods ended December 25, 2004 and December 27, 2003.

Financial Condition:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                              For the Quarter                  For the Year
                                                              Ended December                   Ended March
                                                              --------------                   -----------
                                                           2004             2003           2004           2003
                                                           ----             ----           ----           ----

     Working Capital:
       Balance                                           $197,108        $188,654        $187,764       $172,382
       Change in Quarter                                     (804)         (2,659)              -              -
     Notes Payable                                         71,049          61,320               -              -
     Long-Term Debt                                       155,417         175,075         160,987        133,337
     Current Ratio                                         1.94:1          2.18:1          2.18:1         3.42:1

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                December 25, 2004

Inventory increased $36.9 million from December 27, 2003. The Inventory increase primarily reflects an $18.8 million increase in finished goods, a $9.5 million increase in raw materials and $8.6 million increase in work in process. The finished goods increase reflects unit cost increases for key commodity inputs including steel and energy. The raw materials increase was primarily due to higher steel prices and quantities compared to the prior year. The work in process increase primarily reflects frozen corn product quantities designated for specific customer contracts.

See Unaudited Condensed Consolidated Statements of Cash Flows for further details.

As previously reported, during the quarter ended September 25, 2004, pre-tax results include a charge of $1,280,000 related to the previously announced product recall which is included in Cost of Product Sold in the Unaudited Condensed Consolidated Statements of Net Earnings.

During the quarter ended December 25, 2004, the Company announced the closure of processing facilities in Walla Walla, Washington and Marion, New York (not including the can manufacturing plant). This resulted in a non-cash impairment charge of $5,710,000 and a severance charge of $94,000 which are included in Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings. The Walla Walla facility is expected to be sold by December 31, 2005. The Marion facility is going to be used as a warehouse. The closure of the Walla Walla, Washington processing facility coincided with an amendment to the Alliance Agreement with General Mills Operations, Inc. ("GMOI"). Under the above amendment, the Blue Earth, Minnesota facility will be removed from the Alliance Agreement due to a reduction in GMOI volume requirements and will be operated by the Company as a non-Alliance facility. Additionally, GMOI has agreed to reimburse the Company for remaining lease and depreciation costs at the Blue Earth facility which, on a net present value basis, approximate the closure costs associated with the Walla Walla facility.

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

On June 24, 2004, the Company issued a mortgage payable to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

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

The revolving credit facility has a five-year term. During the quarter ended September 27, 2003, the Company refinanced $42.5 million of debt outstanding under the revolving credit facility with new term debt from an insurance company. During the quarter ended June 26, 2004, the Company provided notice to its bank lenders of its intention to reduce the revolving credit facility from $200 million to $150 million and took a non-cash charge of $528,000 reflecting the write-down of the corresponding pro-rata amount of deferred financing costs, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings. The $150 million revolving credit facility is expected to satisfy the Company's working capital needs, which has $71,049,000 outstanding as of December 25, 2005.


Earnings per share (In thousands, except per share data):

                                                      Three Months Ended
                                                      12/25/04    12/27/03
                                                      --------    --------
Basic Net Earnings (Loss) Applicable to Common Stock:

Net (Loss) Earnings                                   $(1,513)     $1,887
  Deduct Preferred Cash Dividends                           6           6
                                                      -------------------
Net (Loss) Earnings Applicable to Common Stock        $(1,519)     $1,881
                                                      ===================

Weighted Average Common Shares Outstanding              6,715       6,715
Weighted Average Participating Preferred Shares
  Outstanding                                           4,411       4,411
                                                      -------------------
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                11,126      11,126
                                                      ===================

Basic (Loss) Earnings Per Common Share                 $ (.14)     $  .17
                                                      ===================
Diluted Net (Loss) Earnings Applicable to Common Stock:

Net (Loss) Earnings Applicable to Common Stock        $(1,519)     $1,881
  Add Back Preferred Cash Dividends                         -           5
                                                      -------------------
Net (Loss) Earnings Applicable to Common Stock
  Diluted                                             $(1,519)     $1,886
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  11,126      11,126
Effect of Convertible Preferred Stock                       -          67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              11,126      11,193
                                                      ===================

Diluted (Loss) Earnings Per Common Share              $  (.14)     $  .17
                                                      ===================

The effect of convertible preferred stock has not been considered for the quarter ended December 25, 2004 since its inclusion would have been anti-dilutive.

                                                       Nine Months Ended
                                                     12/25/04     12/27/03
                                                     --------     --------
Basic Net Earnings Applicable to Common Stock:

Net Earnings                                           $5,434      $9,469
  Deduct Preferred Cash Dividends                          18          18
                                                      -------------------
Net Earnings Applicable to Common Stock                $5,416      $9,451
                                                      ===================

Weighted Average Common Shares Outstanding              6,715       6,684
Weighted Average Participating Preferred Shares
  Outstanding                                           4,411       4,227
                                                      -------------------
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                11,126      10,911
                                                      ===================

Basic Earnings Per Common Share                        $  .49      $  .87
                                                      ===================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock                $5,416      $9,451
  Add Back Preferred Cash Dividends                        15          15
                                                      -------------------
Net Earnings Applicable to Common Stock Diluted        $5,431      $9,466
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  11,126      10,911
Effect of Convertible Preferred Stock                      67          67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              11,193      10,978
                                                      ===================

Diluted Earnings Per Common Share                      $  .49      $  .86
                                                      ===================


The net periodic benefit cost for pension plans consist of:

                                                      Nine Months Ended
                                                     12/25/04   12/27/03
                                                     --------   --------
         Service Cost                                $   2,531 $  2,055
         Interest Cost                                   2,957    2,841
         Expected Return on Plan Assets                 (3,896)  (3,111)
         Amortization of Transition Asset                 (207)    (222)
         Amortization of Net Loss                           -       525
                                                     ------------------
     Net Periodic Benefit Cost                          $1,385   $2,088
                                                     ==================

During the Nine Months Ended December 25, 2004,  the Company made  contributions
of  $2,821,000  to  its  defined   benefit   pension  plans.  No  other  pension
contributions are required during 2005.

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

Critical Accounting Policies

In the nine months ended December 25, 2004, the Company sold for cash, on a bill and hold basis, $175,366,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

Commodity Risk

The materials that the Company uses, such as vegetables, steel and packaging materials are commodities that may experience price volatility caused by external factors including market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs. These events can result in reduced supplies of these materials, higher supply costs or interruptions in our production schedules. If prices of these raw materials increase and the Company is not able to effectively pass such price increases along to its customers, operating income will decrease. The Company has experienced steel commodity price increases recently. Steel represents approximately 17% of our finished goods cost.

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

(b) Internal controls. During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company's internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year ended March 31, 2005, whether the internal controls over financial reporting at March 31, 2005 are effective. Any material weaknesses in internal controls over financial reporting existing at that date will preclude management making a positive assertion that our internal controls are effective. We are currently undergoing a comprehensive effort to document and confirm that our system of internal controls is designed appropriately and operating effectively. Additional documentation and testing requirements identified during our effort have required revisions to be made to extend our scheduled timelines. Should we identify any internal controls deficiencies that we would consider to be material, we would endeavor to implement the required changes and test the revised internal control procedures in order to make a positive assertion as to the effectiveness of the internal controls over financial reporting. There can be no assurance that any material weakness or other deficiency so identified would be resolved in time to permit our management to make a positive assertion that our internal controls are effective as of March 31, 2005 and for our independent auditors to complete the procedures necessary for them to issue an attestation report to this effect prior to the required filing date for our Form 10-K which is June 14, 2005.

PART II - OTHER INFORMATION


Item 1.             Legal Proceedings

                    None.

Item 2.             Unregistered Sales of Equity Securites and Use of Proceeds


                                                                                             Maximum Number (or
                                                                        Total Number of      Approximate Dollar
                                                                      Shares Purchased as     Value) or Shares
                                                                       Part of Publicly        that May Yet Be
                    Total Number of Shares     Average Price Paid     Announced Plans or     Purchased Under the
      Period             Purchased (1)             per Share               Programs           Plans or Programs
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
                      Class A    Class B     Class A     Class B
                      Common       Common      Common      Common
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

10/01/04 -             4,500       1,000       $18.50      $18.71             N/A                    N/A
10/31/04
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
11/01/04 -             2,500       1,000       $18.50      $18.51
11/30/04                                                                      N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
12/01/04 -             2,000          -        $18.50        -
12/31/04                                                                      N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
Total                  9,000       2,000       $18.50      $18.61             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
--------

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





                                                      Seneca Foods Corporation
                                                              (Company)



                                                      /s/Kraig H. Kayser
                                                      -----------------------
February 3, 2005                                      Kraig H. Kayser
                                                      President and
                                                      Chief Executive Officer


                                                      /s/Jeffrey L. Van Riper
                                                      ------------------------
February 3, 2005                                      Jeffrey L. Van Riper
                                                      Controller and
                                                      Chief Accounting Officer