Form 10-K
period 2005-03-31
SENECA FOODS CORP /NY/
filed 2005-06-14
CIK 88948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                    Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 2005         Commission File Number 0-01989

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

                                                                   Name of
                                                              Each Exchange on
Title of Each Class                                           Which Registered
-------------------                                           ----------------

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


Yes    X     No
     -----       ------

Check mark indicates whether the Company is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    X     No
     -----       ------

The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the National Market System on September 25, 2004 was approximately $103,123,000.


Common shares outstanding as of May 30, 2005 were Class A: 3,951,717, Class B:
2,762,905.

Documents Incorporated by Reference:

(1) Proxy Statement to be issued in connection with the Registrant's annual meeting of stockholders (the "Proxy Statement") applicable to Part III, Items 10-14 of Form 10-K.

(2) Portions of the Annual Report to shareholders for fiscal year ended March 31, 2005 (the "2005 Annual Report") applicable to Part I, Part II, Items 5-8 and Part IV, Item 15 of Form 10-K.


                                TABLE OF CONTENTS
                      FORM 10-K ANNUAL REPORT - FISCAL 2005
                            SENECA FOODS CORPORATION


PART I.                                                                                            Pages
                                                                                                   -----


   Item 1.     Business                                                                              1-3
   Item 2.     Properties                                                                              3
   Item 3.     Legal Proceedings                                                                       4
   Item 4.     Submission of Matters to a Vote of Security Holders                                     4

PART II.

   Item 5.     Market for Registrant's Common Stock and Related Security Holder Matters
   and Issuer Purchases of
               Equity Securities                                                                       4
   Item 6.     Selected Financial Data                                                               5-6
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results
   of Operations                                                                                       5
   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                              5
   Item 8.     Financial Statements and Supplementary Data                                             5
   Item 9.     Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure                                                                                5
   Item 9A.    Controls and Procedures                                                               6-7
   Item 9B.    Other Information                                                                       7

PART III.

   Item 10.    Directors and Executive Officers of the Registrant                                      8
   Item 11.    Executive Compensation                                                                  8
   Item 12.    Security Ownership of Certain Beneficial Owners and Management and
   Related Security Holder Matters                                                                     8
   Item 13.    Certain Relationships and Related Transactions                                          8
   Item 14.    Principal Accountant Fees and Services                                                  8


PART IV.

   Item 15.    Exhibits and Financial Statements Schedules                                         10-11

SIGNATURES                                                                                            12


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

Financial Information about Industry Segments

The Company's business activities are conducted in food and non-food operations. The food operation constitutes 99% of total sales, of which approximately 99% is vegetable processing and 1% is fruit processing. The non-food operation is mostly trade sales of cans and ends, which represents 1% of the Company's total sales.

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

The following table summarizes net sales by major product category for the years ended March 31, 2005, 2004, and 2003:

Classes of similar products/services:
                                                    2005                  2004               2003
-----------------------------------------------------------------------------------------------------

                                                                    (In thousands)

Net Sales:
   GMOI                                      $        225,527     $       247,992     $      252,059
   Canned vegetables                                  581,486             586,594            328,907
   Frozen vegetables                                   28,304              29,410             30,422
   Fruit and chip products                             16,674              15,347             20,784
   Other                                               12,283              11,507             12,207
-----------------------------------------------------------------------------------------------------
                                             $        864,274     $       890,850     $      644,379
=====================================================================================================



                    Source and Availability of Raw Materials


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

The Company is required to pay an annual royalty, initially set at $25,000, and adjustable up or down in subsequent years based upon changes in the "Employment Cost Index-Private Nonfarm Workers" published by the U. S. Bureau of Labor Statistics or an appropriate successor index as defined in the license agreement. For the year which began in March 2005, the royalty was $56,823. Nestle may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).

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

During the past year, approximately 10% of the Company's processed foods sales were packed for retail customers under the Company's branded labels of Libby's(R), Blue Boy(R), Aunt Nellie's Farm Kitchen(R), Stokely(R), Read(R), Festal(R), Diamond A(R), and Seneca(R). About 18% of processed foods sales were packed for institutional food distributors and 46% were retail packed under the private label of customers. The remaining 26% is sold under the Alliance Agreement with GMOI (see note 13 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would substantially reduce the Company's sales and profitability unless the Company were to enter into a new substantial supply relationship with GMOI or another major vegetable marketer. The customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby's canned vegetable products, which rate among the top five national brands. The information under the heading Results of Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report is incorporated by reference.

                            Environmental Protection

Environmental protection is an area that has been worked on most diligently at each food processing facility. In all locations, the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards. The Company does not expect any material capital expenditures to comply with environmental regulations in the near future. The Company is a potentially responsible party with respect to two waste disposal sites owned and operated by others. The Company believes that any reasonably anticipated liabilities will not exceed $437,000 in the aggregate.

Environmental Litigation

The Company is one of a number of business and local government entities which contributed waste materials to a landfill in Yates County in upstate New York, which was operated by a party unrelated to the Company primarily in the 1970's through the early 1980's. The Company's wastes were primarily food and juice products. The landfill contained some hazardous materials and was remediated by the State of New York. The New York Attorney General has advised the Company and other known non-governmental waste contributors that New York has sustained a total remediation cost of $4.9 million and seeks recovery of half that cost from the non-governmental waste contributors. The Company is one of four identified contributors who cooperatively are investigating the history of the landfill so as to identify and seek out other potentially responsible parties who are not defunct and are financially able to contribute to the non-governmental parties' reimbursement liability. Until that search is completed, the Company's liability cannot be definitively estimated. The Company does not believe that any ultimate settlement in excess of the amount accrued will have a material impact on its financial position or results of operations.

                                   Employment

The Company has 3,183 employees of which 2,588 full time and 508 seasonal employees work in food processing and 87 full time employees work in other activities.

The Company has six collective bargaining agreements with three union locals covering approximately 825 of its full time employees. The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company's non-union employees. Four collective bargaining agreements expire in calendar 2008. Two agreements expire in calendar 2006.

                               Foreign Operations

Export sales for the Company are a relatively small portion (about 8%) of the food processing sales.

                                     Item 2

                                   Properties

The Company has five food processing, packaging, and warehousing facilities located in New York State that provide approximately 1,608,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package vegetable products. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

Seven facilities in Minnesota, three facilities in Washington, three facilities in Idaho, two facilities in Oregon, one facility in Illinois, and ten facilities in Wisconsin provide approximately 8,539,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. Most of the facilities are owned by the Company.

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

                                     Item 3

                                Legal Proceedings

During 2004, various claims totaling approximately $3,211,000 were asserted by the Fleming Companies against the Company and a subsidiary acquired in 2003 in the Bankruptcy proceedings in the U. S. Bankruptcy Court for the District of Delaware for (i)receipt of allegedly preferential payments under the U. S. Bankruptcy Code ($1,292,000), (ii) receipt of alleged overpayments ($1,139,000) and (iii) amounts allegedly owing under various vendor promotional programs ($780,000). During 2005, the Company settled these claims for $399,000.

On June 15, 2004, an accident occurred at the Company's aircraft hangar located at the Yates County Airport in Penn Yan, New York. A collision occurred between an automobile owned by an employee of an aircraft service company doing contract work at the Company's hangar and two jet aircraft standing in the hangar. The incident caused minor damage to the hangar and one of the airplanes and substantial damage to the wing of the second airplane. A corporate customer of the Company's Flight Division shares ownership with the Company of the less-damaged aircraft and has sole ownership of the more-damaged aircraft. The Company does not believe that any ultimate settlement will have a material impact on its financial position or results of operations.

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


                                     PART II

                                     Item 5

Market for Registrant's Common Stock and Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2005 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.

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
                      Class A    Class B     Class A     Class B
                      Common       Common      Common      Common
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

1/01/05 - 1/31/05     12,000       3,500       $19.06      $15.79             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
2/01/05 - 2/29/05          -           -           -           -              N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
3/01/05 - 3/31/05     34,603            -      $17.25          -              N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
Total                 46,603       3,500       $17.72      $15.79             N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the plans.


                                     Item 6

                             Selected Financial Data

Refer to the information in the 2005 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.


                                     Item 7

 Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2005 Annual Report, "Management's Discussion and
Analysis  of  Financial   Condition  and  Results  of   Operations",   which  is
incorporated by reference.


                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk

Refer  to  the  information  in  the  2005  Annual  Report,   "Quantitative  and
Qualitative Disclosures about Market Risk", which is incorporated by reference.


                                     Item 8

                   Financial Statements and Supplementary Data

Refer to the information in the 2005 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firms", which is incorporated by reference.


                                     Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                     Item 9A

                             Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation, as of March 31, 2005, of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, because of the material weaknesses described below under "Management's Report on Internal Control Over Financial Reporting," our disclosure controls and procedures were not effective as of March 31, 2005.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management's assessment identified the following three material weaknesses as of March 31, 2005 related to the financial statement close process:

o Insufficient controls to review the application of accounting principles over the determination and calculation of asset impairments in accordance with FAS 144.

o Insufficient controls over the calculation and review of accrued promotion expense.
o Insufficient controls over the selection and monitoring of key assumptions supporting accounting estimates.

These material weaknesses related to the financial statement close process affect the following significant accounts: property, plant and equipment, accrued expense, allowance for doubtful accounts, inventory, and the related income statement accounts, and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

As a result of these material weaknesses, management recorded adjustments in the fourth quarter of fiscal 2005 to the following accounts: property, plant and equipment, allowance for doubtful accounts, accrued promotion expense, accrued payroll taxes, accrued unemployment expenses, and the related income statement accounts.

Because of the material weaknesses described above, our management concluded that our internal control over financial reporting was not effective as of March 31, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2005, has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm. Their report appears below.

Plan to Remediate Material Weaknesses
The Company has dedicated substantial resources to the review of its internal control processes and procedures. As a result of that review, the Company plans to take the following steps toward remediation of the material weaknesses identified as of March 31, 2005 by: (i) developing an internal audit process in the quarter ending July 2, 2005, which will include using a third party public accounting firm; (ii) establishing a control whereby a detailed analysis, in accordance with the provisions of FAS 144, will be prepared and reviewed when management identifies an indicator of impairment; (iii) creating a control procedure whereby management will be required to provide detailed support for each promotion accrual on a quarterly basis and corporate accounting personnel will be actively involved in reviewing the documentation for compliance with GAAP; (iv) implementing control procedures for the monitoring of key assumptions, on a quarterly basis, to ensure that they are appropriate.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Seneca Foods Corporation

We have audited management's assessment, included in "Management's Report on Internal Control over Financial Reporting," that Seneca Foods Corporation did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weaknesses identified in management's assessment and described below, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seneca Foods Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of March 31, 2005, three material weaknesses existed related to the financial statement close process:

o Insufficient controls to review the application of accounting principles over the determination and calculation of asset impairments in accordance with FAS 144.
o Insufficient controls over the calculation and review of accrued promotion expense.
o Insufficient controls over the selection and monitoring of key assumptions supporting accounting estimates.

As a result of these material weaknesses, management recorded adjustments in the fourth quarter of fiscal 2005 to the following accounts: property, plant and equipment, allowance for doubtful accounts, accrued promotion expense, accrued payroll taxes, accrued unemployment expenses, and the related income statement accounts. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 10, 2005 on those financial statements.

In our opinion, management's assessment that Seneca Foods Corporation did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Seneca Foods Corporation has not maintained effective internal control over financial reporting as of March 31, 2005 based on the COSO control criteria.

/s/ Ernst & Young LLP
Buffalo, New York
June 10, 2005

                                     Item 9B

                                Other Information

None.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited the consolidated statements of net earnings, stockholders' equity, and of cash flows of Seneca Foods Corporation and subsidiaries (the "Company") for the year ended March 31, 2003, and have issued our report thereon dated May 21, 2003; such consolidated financial statements and report is included in your 2005 Annual Report to Shareholders and is incorporated herein by reference. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15 (A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/Deloitte & Touche LLP



Rochester, New York
May 21, 2003

                                     PART IV

                                     Item 15

                   Exhibits and Financial Statement Schedules


A.   Exhibits,  Financial Statements, and Supplemental Schedules

     1. Financial Statements - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 2005, are incorporated by reference in Item 8:

         Consolidated Statements of Net Earnings - Years ended March 31, 2005, 2004 and 2003

         Consolidated Balance Sheets - March 31, 2005 and 2004

         Consolidated Statements of Cash Flows - Years ended March 31, 2005, 2004 and 2003

         Consolidated Statements of Stockholders' Equity - Years ended March 31, 2005, 2004 and 2003

         Notes to Consolidated Financial Statements - Years ended March 31, 2005, 2004 and 2003

         Reports of Independent Registered Public Accounting Firms


         Pages

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

     No. 13   -     The  material   contained  in  the  2005  Annual  Report  to
                    Shareholders  under  the  following  headings:   "Five  Year
                    Selected  Financial  Data",   "Management's  Discussion  and
                    Analysis   of   Financial    Condition    and   Results   of
                    Operations",  "Consolidated  Financial  Statements and Notes
                    thereto    including    Independent    Auditors'    Report",
                    "Quantitative  and  Qualitative   Disclosures  about  Market
                    Risk", and "Shareholder Information and Quarterly Results".

     No. 21   -     List of Subsidiaries (filed herewith)

     No. 23.1 -     Consent of Ernst & Young LLP (filed herewith)

     No. 23.2 -     Consent of Deloitte & Touche LLP (filed herewith)

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

     No. 31.2 -     Certification  of Philip G. Paras  pursuant  to Section  302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     No. 32   -     Certifications    pursuant    to   Section    906   of   the
                    Sarbanes-Oxley Act of 2002 (filed herewith)





                                   Schedule II


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                       Balance at   Charged/    Charged to    Deductions   Balance
                                       Beginning   (Credited)       other         from       at end
                                       of period   to income      accounts       reserve   of period
                                       -------------------------------------------------------------


Year-ended March 31, 2005:
     Allowance for doubtful accounts   $    945    $    913     $      --     $ 1,233(a)   $    625
                                       ============================================================

Year-ended March 31, 2004:
     Allowance for doubtful accounts   $    761    $    694     $     355 (b) $   155(a)   $    945
                                       ============================================================

Year-ended March 31, 2003:
     Allowance for doubtful accounts   $    605    $    390     $      --     $   234 (a)  $    761
                                       ============================================================

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


         SENECA FOODS CORPORATION


         By /s/Jeffrey L. Van Riper                    June 14, 2005
         --------------------------                    -------------
         Jeffrey L. Van Riper
         Controller and Secretary
         (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                             Title                                 Date
    ---------                                             -----                                 ----

/s/Arthur S. Wolcott                              Chairman and Director                     June 14, 2005
--------------------
Arthur S. Wolcott


/s/Kraig H. Kayser                                President, Chief Executive Officer,       June 14, 2005
------------------                                and Director

Kraig H. Kayser


/s/Philip G. Paras                                Chief Financial Officer                   June 14, 2005
------------------
Philip G. Paras


/s/Jeffrey L. Van Riper                           Controller and Secretary                  June 14, 2005
-----------------------                           (Principal Accounting Officer)
Jeffrey L. Van Riper


/s/Arthur H. Baer                                 Director                                  June 14, 2005
-----------------
Arthur H. Baer


/s/Andrew M. Boas                                 Director                                  June 14, 2005
-----------------
Andrew M. Boas


/s/Robert T. Brady                                Director                                  June 14, 2005
------------------
Robert T. Brady


/s/Douglas F. Brush                               Director                                  June 14, 2005
-------------------
Douglas F. Brush


/s/G. Brymer Humphreys                            Director                                  June 14, 2005
______________________
G. Brymer Humphreys


/s/Susan W. Stuart                                Director                                  June 14, 2005
------------------
Susan W. Stuart
