Form 10-Q
period 2005-07-02
SENECA FOODS CORP /NY/
filed 2005-08-10
CIK 88948

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended July 2, 2005 Commission File Number 0-01989
                              ------------                        -------

                            Seneca Foods Corporation
                            ------------------------
               (Exact name of Company as specified in its charter)

               New York                                      16-0733425
               --------                                      ----------
   (State or other jurisdiction of                       (I. R. S. Employer
    incorporation or organization)                        Identification No.)

     3736 South Main Street, Marion, New York                  14505
     ----------------------------------------                  -----
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

Yes   X    No
    ------    -------

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    ------    -------

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                      Class Shares Outstanding at July 31, 2005

  Common Stock Class A, $.25 Par                        4,065,959
  Common Stock Class B, $.25 Par                        2,762,905

                                                  PART I ITEM 1 FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In Thousands of Dollars)

                                                                                                    Unaudited
                                                                                                     7/2/05            3/31/05
                                                                                                    ---------          -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $         2,995   $         5,179
    Accounts Receivable, Net                                                                          35,423            43,664
    Inventories:
        Finished Goods                                                                               186,681           209,874
        Work in Process                                                                               25,938            17,168
        Raw Materials                                                                                 81,284            67,428
                                                                                                     -------           -------
                                                                                                     293,903           294,470
    Off-Season Reserve (Note 2)                                                                       39,472                 -
    Deferred Income Tax Asset, Net                                                                     5,414             5,669
    Assets Held For Sale                                                                                 634             1,451
    Refundable Income Taxes                                                                              634             1,199
    Other Current Assets                                                                               6,100             7,192
                                                                                              --------------   ---------------
        Total Current Assets                                                                         384,575           358,824
Property, Plant and Equipment, Net                                                                   159,126           163,290
Other Assets                                                                                           5,747             2,381
                                                                                              --------------   ---------------
    Total Assets                                                                                    $549,448          $524,495
                                                                                                    ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        66,269   $        60,733
    Accounts Payable                                                                                  61,632            38,719
    Accrued Expenses                                                                                  34,621            38,271
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             12,761            15,671
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    175,283           153,394
Long-Term Debt                                                                                       146,724           148,318
Capital Lease Obligations                                                                              5,706             5,807
Deferred Income Taxes                                                                                 10,271            11,125
Other Long-Term Liabilities                                                                           13,247            10,042
                                                                                             ---------------   ---------------
    Total Liabilities                                                                                351,231           328,686
                                                                                             ---------------   ---------------
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12.00
 Stated Value                                                                                         41,265            41,265
Convertible, Participating Preferred Stock, $15.50
 Stated Value                                                                                         13,229            15,000
Common Stock                                                                                           2,888             2,859
Paid in Capital                                                                                       17,734            15,992
Retained Earnings                                                                                    123,031           120,623
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         198,217           195,809
                                                                                             ---------------   ---------------
    Total Liabilities and Stockholders' Equity                                                      $549,448          $524,495
                                                                                                    ========          ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                 (In Thousands, Except Per Share Data)
                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 7/2/05                 6/26/04
                                                                                 ------                 -------

Net Sales                                                                 $          156,595       $         164,678

Costs and Expenses:
Cost of Product Sold                                                                 141,933                 149,531
Selling, General, and Administrative                                                   7,127                   7,126
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           149,060                 156,657
                                                                          ------------------       -----------------

    Operating Income                                                                   7,535                   8,021

Other Income (net)                                                                      (427)                 (3,334)
Interest Expense (net)                                                                 4,020                   3,974
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           3,942                   7,381

Income Taxes                                                                           1,522                   2,879
                                                                          ------------------       -----------------

Net Earnings                                                              $            2,420       $           4,502
                                                                           =================        ================

Earnings Applicable to Common Stock                                       $            1,465       $           2,713
                                                                           =================        ================

Basic Earnings per Common Share                                           $              .22       $             .40
                                                                           =================        ================

Diluted Earnings per Common Share                                         $              .22       $             .40
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

                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                             (In Thousands)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 7/2/05                 6/26/04
                                                                                 ------                 -------

Cash Flows From Operating Activities:
    Net Earnings                                                          $            2,420      $            4,502
    Adjustments to Reconcile Net Earnings to
       Net Cash (Used in) Provided by
     Operations:
        Depreciation and Amortization                                                  6,769                   7,191
        Gain on the Sale of Assets                                                      (427)                 (3,862)
        Other                                                                              -                     528
        Deferred Income Taxes                                                           (599)                    419
        Changes in Working Capital:
          Accounts Receivable                                                          8,241                   9,095
          Inventories                                                                    567                  28,593
          Off-Season Reserve                                                         (39,472)                (58,259)
          Other Current Assets                                                         1,092                   1,569
          Refundable Income Taxes                                                        565                     520
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                           19,551                  24,658
                                                                          ------------------       -----------------

  Net Cash (Used in) Provided by
    Operations                                                                        (1,293)                 14,954
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (2,483)                 (7,322)
    Proceeds from the Sale of Assets                                                   1,264                   5,540
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                      (1,219)                 (1,782)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Borrowings on Notes Payable                                                       50,652                  41,535
    Payments on Notes Payable                                                        (45,116)                (62,657)
    Proceeds from Issuance of Long-Term Debt                                               -                   8,543
    Payments of Long-Term Debt and Capital
      Lease Obligations                                                               (4,605)                 (1,539)
    Other                                                                               (591)                   (247)
    Dividends                                                                            (12)                    (12)
                                                                          ------------------       -----------------
  Net Cash Provided by (Used in)
      Financing Activities                                                               328                 (14,377)
                                                                          ------------------       -----------------
Net Decrease in Cash and Cash
    Equivalents                                                                       (2,184)                 (1,205)
Cash and Cash Equivalents,
Beginning of Period                                                                    5,179                   4,570
                                                                          ------------------       -----------------
Cash and Cash Equivalents,
    End of Period                                                         $            2,995      $            3,365
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

                                  July 2, 2005

1.   Unaudited Condensed Consolidated Financial Statements


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of July 2, 2005 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2005 balance sheet was derived from the audited consolidated financial statements.

     The results of operations for the three month period ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year.

     In the three months ended July 2, 2005, the Company sold for cash, on a bill and hold basis, $11,796,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the
     Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

     In the three months ended July 2, 2005, the Company recorded a change in estimate related to the reduction in estimated exposure to health care expenses which increased Earnings Before Income Taxes and Net Earnings by $980,000 and $602,000, respectively. This change in estimate also increased Basic Earnings Per Share and Diluted Earnings Per Share by $.05.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the 2005 Seneca Foods Corporation Annual Report and Form 10-K.

     Other footnote disclosures normally included in annual financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2005 Annual Report and Form 10-K.

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

3. Comprehensive income equaled Net Earnings for the three months ended July 2, 2005. Comprehensive income consisted of Net Earnings and Net Unrealized Gains on Securities classified as available-for-sale for the three months ended June 26, 2004. The following table provides the results for the periods presented:

                                                 Three Months Ended
                                                7/2/05      6/26/04
                                                ------      -------

    Net Earnings                                $2,420       $4,502

    Other Comprehensive
      Earnings, Net of Tax:

    Net Reclassification of
      Accumulated Other
      Comprehensive Income                           -      (2,356)

      Net Unrealized Gains
        on Investment                                -          32
                                                ------------------

        Comprehensive
          Income                                $2,420      $2,178
                                                ==================

The securities were sold during the quarter ended June 26, 2004.

4. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. This statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 effective April 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated financial statements and the impact has not yet been determined.

5. During the quarter ended December 25, 2004, the Company announced the closure of a processing facility in Walla Walla, Washington. This facility was sold during the quarter ended July 2, 2005 for $514,000 in cash and a $3,550,000 note which carries an interest rate of 8% and is due in full May 14, 2007. This Note is secured by a mortgage on the property. The Company accounted for the sale under the installment method. During the quarter ended July 2, 2005, $427,000 of the gain was included in Other Income and an additional $2,819,000 of the gain on this sale was deferred.

6.   The  following  table  summarizes  the   restructuring  and  related  asset
     impairment charges recorded and the accruals established during the year ended March 31, 2005:

                                                                       Long-Lived
                                                 Severance           Asset Charges              Other Costs             Total
                                                 ---------           -------------              -----------             -----

       Total expected
        restructuring charge                     $   726                  $4,960                    $1,992              $7,678
                                                 =============================================================================

       Balance March 31, 2005                    $   256                  $1,599                    $1,992              $3,847
       Disposal of assets                              -                  (1,289)                        -              (1,289)
       Cash payments                                   -                       -                       (78)                (78)
                                                  ----------------------------------------------------------------------------
       Balance July 2, 2005                       $  256                  $  310                    $1,914              $2,480
                                                  ============================================================================

       Total costs incurred
         to date                                  $  470                  $4,650                    $   78              $5,198
                                                  ============================================================================


     The restructuring costs above relate to the closure of corn plants in Wisconsin and Washington and a green bean plant in upstate New York plus the removal of canned meat production from a plant in Idaho. The corn plant in Washington has been sold. The restructuring is complete in the Idaho plant and the New York plant. The Wisconsin plant is closed and is expected to be sold within a year.

     The remaining severance costs and long lived asset charges are expected to be incurred prior to March 31, 2006. The other costs relate to outstanding lease payments which will be paid over the remaining six years of the lease term.

7. As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings.

8. On June 24, 2004, the Company issued a mortgage payable to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

9.   Earnings per share (In thousands, except per share data):

                                                      Three Months Ended
                                                      ------------------
                                                      7/2/05      6/26/04
                                                      ------      -------
Basic Net Earnings Applicable to Common Stock:

Net Earnings                                          $2,420       $4,502
  Deduct Preferred Cash Dividends                          6            6
                                                      -------------------
Undistributed Earnings                                $2,414       $4,496
Earnings allocated to participating preferred            949        1,783
                                                      -------------------
Earnings allocated to common shareholders             $1,465       $2,713
                                                      ===================
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                6,753        6,714
                                                      ===================

Basic Earnings Per Common Share                        $ .22       $  .40
                                                      ===================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock               $1,465       $2,713
  Add Back Preferred Cash Dividends                        5            5
                                                      -------------------
Net Earnings Applicable to Common Stock
  Diluted                                             $1,470       $2,718
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  6,753        6,714
Effect of Convertible Preferred Stock                     67           67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              6,820        6,781
                                                      ===================

Diluted Earnings Per Common Share                     $  .22       $  .40
                                                      ===================

10. The net periodic benefit cost for pension plans consist of:


                                                      Three Months Ended
                                                      7/2/05     6/26/04
                                                      ------     -------
         Service Cost                                $   893      $  696
         Interest Cost                                 1,074         962
         Expected Return on Plan Assets               (1,378)     (1,052)
         Amortization of Transition Asset                (69)        (76)
         Amortization of Net Gain                          -         177
                                                     -------------------
     Net Periodic Benefit Cost                       $   520      $  707
                                                     ===================

     During  the  Three  Months  Ended  July  2,  2005,   the  Company  made  no
     contributions   to  its  defined   benefit   pension   plans.   No  pension
     contributions are required during 2006.

11. During the quarter ended July 2, 2005, there were 114,242 shares of Participating Convertible Preferred Stock converted to Class A Common Stock.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

                                  July 2, 2005

Seneca Foods Corporation is primarily a vegetable processing company with manufacturing facilities located throughout the United States. Its products are sold under the Libby's(R), Aunt Nellie's Farm Kitchen(R), Stokely's(R), READ(R), and Seneca(R) labels as well as through the private label and industrial markets. In addition, under an alliance with General Mills Operations, Inc.
(GMOI), a successor to the Pillsbury Company and a subsidiary of General Mills, Inc., Seneca produces canned and frozen vegetables, which are sold by General Mills Operations, Inc. under the Green Giant(R) label.

The Company's raw product is harvested mainly between May through October. The Company experienced a difficult growing season last summer and fall due to lower average temperatures in August, which impacted crop yields and plant recovery rates, and further resulted in unfavorable manufacturing variances.

During 2005, the Company implemented a restructuring program which principally involved the closure of three processing facilities, including a green bean plant in upstate New York and corn plants in Wisconsin and Washington. The rationalization of the Company's productive capacity will: (1) improve the Company's overall cost structure and competitive position; (2) address the excess capacity situation arising from the recent acquisition of CPF and decline in GMOI volume requirements; and (3) mitigate the effect of inflationary pressures on the Company's raw material inputs such as steel and fuel.

During the quarter ended July 2, 2005, the recently closed Walla Walla, Washington processing facility was sold for $514,000 in cash and a $3,550,000 note which carries an interest rate of 8% and is due in full on May 14, 2007. This Note is secured by a mortgage on the property. The Company accounted for the sale under the installment method. During the quarter ended July 2, 2005, $427,000 of the gain was included in Other Income and an additional $2,819,000 of the gain on this sale was deferred.

The fiscal 2006 asparagus harvest, completed in the first quarter, represented a partial pack as GMOI is in process of moving the production of asparagus offshore from the Dayton, Washington manufacturing facility. As fiscal 2006 represents the final year of operation for the Dayton, Washington facility, the Company and GMOI are in process of negotiating a definitive agreement related to the pending closure of this facility.

Results of Operations:

Sales:

First quarter results include Net Sales of $156.7 million, which represent a 4.9% decrease from the first quarter of fiscal 2005. The sales decrease primarily reflects a planned sales reduction of $8.6 million in the Green Giant Alliance related to the asparagus commodity produced at the Dayton, Washington manufacturing facility which is further described above.

The following table presents the changes by business:


                                                      Three Months Ended
                                                      ------------------
                                                     7/2/05       6/26/04
                                                     ------       -------
Canned Vegetables                                    $118.3        $119.9
Green Giant Alliance                                   23.4          31.8
Frozen Vegetables                                       6.9           5.9
Fruit and Chip Products                                 5.5           3.5
Other                                                   2.6           2.5
                                                     --------------------
                                                     $156.7        $163.6
                                                     ====================
Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

                                                      Three Months Ended
                                                      ------------------
                                                      7/2/05      6/26/04
                                                      ------      -------

Gross Margin                                            9.4%          9.3%

Selling                                                 3.8           3.8
Administrative                                          0.8           0.6
                                                        -----------------

Operating Income                                        4.8%          4.9%
                                                        =================

The operating income margin decreased slightly from 4.9% to 4.8% reflecting a combination of compressed margins in our canned food service business due to competitive market conditions and an increase in administrative expense driven by our Sarbanes-Oxley compliance efforts. These factors were partially offset by a $980,000 reduction in estimated exposure to health care expenses and improved profitability in Fruit and Chip Products resulting from strong volume increases in our co-pack potato chip business. The health expense adjustment relates to a change in estimate of the accrual for the incurred but not recorded liability.


Income Taxes:

The effective tax rate was 38.6% and 39.0% for the three periods ended July 2, 2005 and June 26, 2004, respectively.

Earnings Per Share (In thousands, except per share data):

                                                      Three Months Ended
                                                      ------------------
                                                      7/2/05      6/26/04
                                                      ------      -------
Basic Net Earnings Applicable to Common Stock:

Net Earnings                                          $2,420       $4,502
  Deduct Preferred Cash Dividends                          6            6
                                                      -------------------
Undistributed Earnings                                $2,414       $4,496
Earnings allocated to participating preferred            949        1,783
                                                      -------------------
Earnings allocated to common shareholders             $1,465       $2,713
                                                      ===================
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                6,753        6,714
                                                      ===================

Basic Earnings Per Common Share                        $ .22       $  .40
                                                      ===================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock               $1,465       $2,713
  Add Back Preferred Cash Dividends                        5            5
                                                      -------------------
Net Earnings Applicable to Common Stock
  Diluted                                             $1,470       $2,718
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  6,753        6,714
Effect of Convertible Preferred Stock                     67           67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              6,820        6,781
                                                      ===================

Diluted Earnings Per Common Share                     $  .22       $  .40
                                                      ===================

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                                   June                            March
                                                                   ----                            -----
                                                             2005           2004             2005           2004
                                                             ----           ----             ----           ----

     Working Capital:
       Balance                                           $209,292        $194,630        $205,430       $187,764
       Change in Quarter                                    3,862           6,866               -              -
     Notes Payable                                         66,269          37,273          60,733         58,395
     Long-Term Debt                                       152,430         164,693         154,125        160,987
     Current Ratio                                         2.19:1          2.17:1          2.34:1         2.18:1


As shown in the consolidated statement of cash flows, Cash Used in Operating Activities was $1,293,000 in the first quarter of 2006, compared to $14,954,000 of cash generated from operating activities in the first quarter of 2005. This represents a decrease in cash generation of $16,247,000.

The decrease in cash generation is primarily as a result of the Inventory increase of $33.4 million (net of the Off Season Reserve decrease of $18.8 million) from June 26, 2004. The Inventory increase primarily reflects a $10.4 million increase (net of the Off Season Reserve decrease) in Finished Goods, a $14.8 million increase in Work in Process and $8.1 million increase in Raw Materials. The Finished Goods increase reflects unit cost increases for key commodity inputs including steel and energy. The Work in Process and Raw Materials increases were primarily due to higher steel prices and quantities compared to the prior year.

Cash Used in Investing Activities was $1,219,000 in the first quarter of 2006 compared to $1,782,000 in the first quarter of 2005. Additions to Property, Plant and Equipment were $2,483,000 in the first quarter of 2006 as compared to $7,322,000 in the first quarter of 2005. The additions in 2005 included warehouse expansion projects of $3,224,000. In 2006, there were no significant capital projects.

As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings.

Cash Provided by Financing Activities was $328,000 in the first quarter of 2006 compared to cash used in financing activities of $14,377,000 in the first quarter of 2005. Notes Payable increased $5,536,000 in the first quarter of 2006 compared to a reduction of $21,122,000 in the first quarter of 2005. The additional debt is due primarily to the increase in working capital requirements reflecting the increased inventory levels.

On June 24, 2004, the Company issued a mortgage payable to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

In connection with the acquisition of CPF, the Company entered into a $200 million revolving credit facility (subsequently reduced to $125 million at the request of the Company) with a five-year term to finance its seasonal working capital requirements. During the first quarter, the Company and its lenders extended the term of the Revolver for an additional year with a final maturity date of May 27, 2009. We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

The Company's credit facilities contain various financial covenants. At July 2, 2005, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the three months ended July 2, 2005, the Company sold for cash, on a bill and hold basis, $11,796,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

        ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. There have been no material changes to the Company's exposure to market risk since March 31, 2005.

                         ITEM 4 Controls and Procedures

As previously reported in our Annual Report on Form 10-K for the year ended March 31, 2005, we concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective in alerting management prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified that we had a material weakness in the design of internal controls over financial reporting because we had insufficient controls to review the application of accounting principles over the determination and calculation of asset impairments in accordance with FAS 144, insufficient controls over the calculation and review of accrued promotion expense, and insufficient controls over the selection and monitoring of key assumptions supporting accounting estimates.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis.

During the quarter ended July 2, 2005, the Company began the process of implementing controls and procedures to address the material weaknesses identified as of March 31, 2005 and believes that, once fully implemented, these controls and procedures will correct the material weaknesses discussed above. However, based upon our current evaluation, we concluded that our disclosure controls and procedures are still not effective in alerting management prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC.

Except as discussed above, there were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

------------------- ------------------------ ----------------------- ---------------------- ----------------------
                      Class A    Class B     Class A     Class B
                      Common       Common      Common      Common
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
4/01/05 - 4/30/05     14,507         -         $16.98        -                N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
5/01/05 - 5/31/05      9,000         -         $16.52        -                N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
6/01/05 - 6/30/05      7,000          -        $16.18        -                N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
Total                 30,507         -         $16.66        -                N/A                    N/A
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

Item 6.             Exhibits
                    --------

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



                                                      Seneca Foods Corporation
                                                             (Company)


                                                      /s/Kraig H. Kayser
                                                      ------------------------
August 10, 2005                                       Kraig H. Kayser
                                                      President and
                                                      Chief Executive Officer


                                                      /s/Jeffrey L. Van Riper
                                                      -----------------------
August 10, 2005                                       Jeffrey L. Van Riper
                                                      Controller and
                                                      Chief Accounting Officer