Form 10-Q
period 2005-09-01
SENECA FOODS CORP /NY/
filed 2005-11-09
CIK 88948

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended October 1, 2005 Commission File Number 0-01989
                            ---------------                        -------

                            Seneca Foods Corporation
                            ------------------------
               (Exact name of Company as specified in its charter)

               New York                            16-0733425
               --------                            ----------
       (State or other jurisdiction of        (I. R. S. Employer
        incorporation or organization)        Identification No.)

         3736 South Main Street, Marion, New York                  14505
         ----------------------------------------                  -----
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

Yes   X    No
    ------    -------

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    ------    -------

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No    X
    ------     ------

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

                                   Class Shares Outstanding at October 31, 2005
                                   --------------------------------------------
  Common Stock Class A, $.25 Par                      4,065,959
  Common Stock Class B, $.25 Par                      2,762,905

                                                  PART I ITEM 1 FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In Thousands of Dollars)
                                                                                                   Unaudited
                                                                                                     10/1/05           3/31/05
                                                                                                     -------           -------

ASSETS

Current Assets:
    Cash and Cash Equivalents                                                                $         4,636   $         5,179
    Accounts Receivable, Net                                                                          54,116            43,664
    Inventories:
        Finished Goods                                                                               458,729           209,874
        Work in Process                                                                               62,547            17,168
        Raw Materials                                                                                 33,718            67,428
                                                                                                     -------           -------
                                                                                                     554,994           294,470
    Off-Season Reserve (Note 2)                                                                      (85,514)                -
    Deferred Income Tax Asset, Net                                                                     5,014             5,669
    Assets Held For Sale                                                                                 634             1,451
    Refundable Income Taxes                                                                                -             1,199
    Other Current Assets                                                                               3,796             7,192
                                                                                                    --------          --------
        Total Current Assets                                                                         537,676           358,824
Property, Plant and Equipment, Net                                                                   154,223           163,290
Other Assets                                                                                           5,642             2,381
                                                                                                    --------          --------
    Total Assets                                                                                    $697,541          $524,495
                                                                                                    ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                                                            $        67,349   $        60,733
    Accounts Payable                                                                                 200,847            38,719
    Accrued Expenses                                                                                  42,823            38,271
    Income Taxes                                                                                         657                 -
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             10,203            15,671
                                                                                                    --------          --------
        Total Current Liabilities                                                                    321,879           153,394
Long-Term Debt                                                                                       145,540           148,318
Capital Lease Obligations                                                                              5,630             5,807
Deferred Income Taxes                                                                                  8,875            11,125
Other Long-Term Liabilities                                                                           13,713            10,042
                                                                                                    --------          --------
    Total Liabilities                                                                                495,637           328,686
                                                                                                    --------          --------
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                                10                10
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12.00
 Stated Value                                                                                         41,265            41,265
Convertible, Participating Preferred Stock, $15.50
 Stated Value                                                                                         13,229            15,000
Common Stock                                                                                           2,888             2,859
Paid in Capital                                                                                       17,734            15,992
Retained Earnings                                                                                    126,718           120,623
                                                                                                    --------          --------
        Stockholders' Equity                                                                         201,904           195,809
                                                                                                    --------          --------
    Total Liabilities and Stockholders' Equity                                                      $697,541          $524,495
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                 (In Thousands, Except Per Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                 10/1/05                9/25/04
                                                                                 -------                -------

Net Sales                                                                 $          244,169       $         220,375

Costs and Expenses:
Cost of Product Sold                                                                 222,620                 203,787
Selling, General, and Administrative                                                   8,343                   7,852
Plant Restructuring                                                                    1,461                     619
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           232,424                 212,258
                                                                          ------------------       -----------------

    Operating Income                                                                  11,745                   8,117

Other Expense (Income) (net)                                                           1,832                       -
Interest Expense (net)                                                                 3,909                   4,110
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           6,004                   4,007

Income Taxes                                                                           2,317                   1,562
                                                                          ------------------       -----------------

Net Earnings                                                              $            3,687       $           2,445
                                                                           =================        ================

Earnings Applicable to Common Stock                                       $            2,259       $           1,472
                                                                           =================        ================

Basic Earnings per Common Share                                           $              .33       $             .22
                                                                           =================        ================

Diluted Earnings per Common Share                                         $              .33       $             .22
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

                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                 (In Thousands, Except Per Share Data)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                 10/1/05                9/25/04
                                                                                 -------                -------


Net Sales                                                                 $          400,764       $         385,053

Costs and Expenses:
Cost of Product Sold                                                                 364,553                 353,360
Selling, General, and Administrative                                                  15,470                  14,978
Plant Restructuring                                                                    1,461                     619
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           381,484                 368,957
                                                                          ------------------       -----------------

    Operating Income                                                                  19,280                  16,096

Other Expense (Income) (net)                                                           1,405                  (3,376)
Interest Expense (net)                                                                 7,929                   8,084
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                           9,946                  11,388

Income Taxes                                                                           3,839                   4,441
                                                                          ------------------       -----------------

Net Earnings                                                              $            6,107       $           6,947
                                                                           =================        ================

Earnings Applicable to Common Stock                                       $            3,721       $           4,186
                                                                           =================        ================

Basic Earnings per Common Share                                           $              .55       $             .62
                                                                           =================        ================

Diluted Earnings per Common Share                                         $              .54       $             .62
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                           (In Thousands)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                 10/1/05                9/25/04
                                                                                 -------                -------
Cash Flows From Operating Activities:
    Net Earnings                                                          $            6,107      $            6,947
    Adjustments to Reconcile Net Earnings to
       Net Cash Provided by Operations:
        Depreciation and Amortization                                                 12,454                  14,223
        Gain on the Sale of Assets                                                      (427)                 (3,904)
        Other Expenses                                                                 1,832                     528
        Deferred Income Taxes                                                         (1,595)                    646
        Changes in Working Capital:
          Accounts Receivable                                                        (10,089)                (13,363)
          Inventories                                                               (260,524)               (194,923)
          Off-Season Reserve                                                          85,514                  41,380
          Other Current Assets                                                         3,396                   1,248
          Refundable Income Taxes                                                      1,856                     361
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                          167,319                 147,466
                                                                          ------------------       -----------------
  Net Cash Provided by
    Operations                                                                         5,843                     609
                                                                          ------------------       -----------------

Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (5,431)                (11,278)
    Proceeds from the Sale of Assets                                                     625                   5,622
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                      (4,806)                 (5,656)
                                                                          ------------------       -----------------

Cash Flows From Financing Activities:
    Borrowings on Notes Payable                                                      148,491                 122,071
    Payments on Notes Payable                                                       (141,875)               (123,121)
    Proceeds from Issuance of Long-Term Debt                                              83                   8,767
    Payments of Long-Term Debt and Capital
    Lease Obligations                                                                 (8,506)                 (2,867)
    Other                                                                                239                      25
    Dividends                                                                            (12)                    (12)
                                                                          ------------------       -----------------
  Net Cash (Used in) Provided by
      Financing Activities                                                            (1,580)                  4,863
                                                                          ------------------       -----------------
Net Decrease in Cash and Cash
    Equivalents                                                                         (543)                   (184)
Cash and Cash Equivalents,
Beginning of Period                                                                    5,179                   4,570
                                                                          ------------------       -----------------
Cash and Cash Equivalents,
    End of Period                                                         $            4,636      $            4,386
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

                                 October 1, 2005

1.      Unaudited Condensed Consolidated Financial Statements


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of October 1, 2005 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2005 balance sheet was derived from the audited consolidated financial statements.

     The results of operations for the three and six month periods ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year.

     In the six months ended October 1, 2005, the Company sold for cash, on a bill and hold basis, $79,088,000 ($66,875,000 for the six-months ended September 25, 2004) of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

     In the three months ended October 1, 2005, the Company recorded a change in estimate related to the reduction in estimated exposure to health care expenses which increased Earnings Before Income Taxes and Net Earnings by $296,000 and $182,000, respectively. This change in estimate also increased Basic Earnings Per Share and Diluted Earnings Per Share by $.02. The change in estimate together with the previously reported health care estimate change for the first quarter resulted in an increase in Earnings Before Income Taxes and Net Earnings of $1,276,000 and $784,000, respectively. The change in estimate also increased the first half of 2006 Basic Earnings Per Share and Diluted Earnings Per Share by $.07.

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

3. Comprehensive income equaled Net Earnings for the three months ended October 1, 2005 and September 25, 2004 and the six months ended October 1, 2005. Comprehensive income consisted of Net Earnings and Net Unrealized Gains on Securities classified as available-for-sale for the three months ended June 26, 2004. The following table provides the results for the periods presented:

                                                          Three Months Ended                     Six Months Ended
                                                          ------------------                     ----------------
                                                  10/1/05                   9/25/04        10/1/05                9/25/04
                                                  -------                   -------        -------                -------


    Net Earnings                                  $3,686                    $2,445          $6,107                  $6,947

    Other Comprehensive
      Earnings, Net of Tax:

    Net Reclassification of
      Accumulated Other
      Comprehensive Income                             -                         -               -                  (2,356)

      Net Unrealized Gains
        on Investment                                  -                         -               -                      32
                                                    ----------------------------------------------------------------------

        Comprehensive
          Income                                  $3,686                    $2,445          $6,107                  $4,623
                                                  ========================================================================

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

5. During the quarter ended October 1, 2005, as of result of a detailed review of property, plant and equipment at each plant, the Company recorded a non-cash loss on disposal of property and equipment of $1,832,000 which was included Other Expense (Income) (net) in the Unaudited Condensed Consolidated Statements of Net Earnings.


6. During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Salem, Oregon which resulted in a restructuring charge of $1,461,000. The restructuring charge consisted of a provision for future lease payments of $1,016,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000. With the closure of the Walla Walla facility in the fall of 2004, the Company's labeling and warehousing requirements at the Salem location were dramatically reduced. The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.

7. During the quarter ended December 25, 2004, the Company announced the closure of a processing facility in Walla Walla, Washington. This facility was sold during the quarter ended October 1, 2005 for $514,000 in cash and a $3,550,000 note which carries an interest rate of 8% and is due in full May 14, 2007. This Note is secured by a mortgage on the property. The Company accounted for the sale under the installment method. During the quarter ended July 2, 2005, $427,000 of the gain was included in Other Income and an additional $2,819,000 of the gain on this sale was deferred.

8.   The  following  table  summarizes  the   restructuring  and  related  asset
     impairment charges recorded and the accruals established:

                                                                       Long-Lived
                                                 Severance           Asset Charges              Other Costs             Total
                                                 ---------           -------------              -----------             -----

       Total expected
        restructuring charge                     $ 1,094                   $5,037                  $3,008               $9,139
                                                 =============================================================================

       Balance March 31, 2005                    $   256                   $1,599                  $1,992               $3,847
       Second quarter charge                         368                       77                   1,016                1,461
       Disposal of assets                              -                   (1,676)                      -               (1,676)
       Cash payments                                (216)                       -                    (149)                (365)
                                                  ----------------------------------------------------------------------------
       Balance October 1, 2005                    $  408                   $    -                  $2,859               $3,267
                                                  ============================================================================

       Total costs incurred
         to date                                  $  686                   $5,037                  $  149               $5,872
                                                  ============================================================================

     The restructuring costs above relate to the phase out of the labeling operation of the leased distribution facility in Salem, Oregon, the closure of corn plants in Wisconsin and Washington and a green bean plant in upstate New York plus the removal of canned meat production from a plant in Idaho. The corn plant in Washington has been sold. The restructuring is complete in the Idaho plant and the New York plant. The Wisconsin plant is closed and is expected to be sold within a year.

     The remaining severance costs are expected to be incurred prior to March 31, 2006. The other costs relate to outstanding lease payments which will be paid over the remaining lives of the corresponding lease terms, which are up to six years.

9. As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Expense (Income) (net) in the Unaudited Condensed Consolidated Statements of Net Earnings.

10.  Earnings per share (In thousands, except per share data):

                                                                                                     Three Months Ended
                                                                                                     ------------------
                                                                                                 10/1/05               9/25/04
                                                                                                 -------               -------

Basic Net Earnings Applicable to Common Stock:

Net Earnings                                                                                        $3,687                 $2,445
  Deduct Preferred Cash Dividends                                                                        6                      6
                                                                                                    -----------------------------
Undistributed Earnings                                                                              $3,681                 $2,439
Earnings allocated to participating preferred                                                        1,422                    967
                                                                                                     ----------------------------
Earnings allocated to common shareholders                                                           $2,259                 $1,472
                                                                                                    =============================
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                                                              6,829                  6,714
                                                                                                     ============================

Basic Earnings Per Common Share                                                                      $ .33                 $  .22
                                                                                                     ============================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock                                                             $2,259                 $1,472
  Add Back Preferred Cash Dividends related                                                              5                      5
  to convertible preferred stock                                                                    -----------------------------
Net Earnings Applicable to Common Stock
  Diluted                                                                                           $2,264                 $1,477
                                                                                                    =============================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                                                                6,829                  6,714
Effect of Convertible Preferred Stock                                                                   67                     67
                                                                                                     ----------------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share                                                            6,896                  6,781
                                                                                                     ============================

Diluted Earnings Per Common Share                                                                   $  .33                 $  .22
                                                                                                    =============================

                                                                                                          Six Months Ended
                                                                                                          ----------------
                                                                                                 10/1/05               9/25/04
                                                                                                 -------               -------
Basic Net Earnings Applicable to Common Stock:

Net Earnings                                                                                        $6,107                 $6,947
  Deduct Preferred Cash Dividends                                                                       12                     12
                                                                                                   ------------------------------
Undistributed Earnings                                                                              $6,096                 $6,936
Earnings allocated to participating preferred                                                        2,375                  2,750
                                                                                                    -----------------------------
Earnings allocated to common shareholders                                                           $3,721                 $4,186
                                                                                                    =============================
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                                                              6,791                  6,714
                                                                                                    =============================

Basic Earnings Per Common Share                                                                      $ .55                 $  .62
                                                                                                     ============================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock                                                             $3,721                 $4,186
  Add Back Preferred Cash Dividends related to                                                          10                     10
  convertible preferred stock                                                                       -----------------------------
Net Earnings Applicable to Common Stock
  Diluted                                                                                           $3,731                 $4,196
                                                                                                    =============================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                                                                6,791                  6,714
Effect of Convertible Preferred Stock                                                                   67                     67
                                                                                                     ----------------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share                                                            6,858                  6,781
                                                                                                     ============================

Diluted Earnings Per Common Share                                                                   $  .54                 $  .62
                                                                                                    =============================


10. The net periodic benefit cost for pension plans consist of:


                                                       Six Months Ended
                                                       ----------------
                                                     10/1/05     9/25/04
                                                     -------     -------
         Service Cost                                $ 1,786   $  1,121
         Interest Cost                                 2,147      2,010
         Expected Return on Plan Assets               (2,755)    (2,611)
         Amortization of Transition Asset               (138)      (138)
         Amortization of Net Gain                          -        325
                                                      -----------------
     Net Periodic Benefit Cost                        $1,040       $707
                                                      =================

     During  the  Six  Months  Ended  October  1,  2005,  the  Company  made  no
     contributions   to  its  defined   benefit   pension   plans.   No  pension
     contributions are required during 2006.

11. During June 2005, there were 114,242 shares of Participating Convertible Preferred Stock converted to Class A Common Stock.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

                                 October 1, 2005

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

The Company's raw product is harvested mainly between May through October. The Company has experienced favorable growing conditions this summer and early fall reflecting a combination of adequate heat units and moisture. These beneficial growing conditions will likely result in improved crop yields and plant recovery rates, and further result in favorable manufacturing variances.

During fiscal 2005, the Company implemented a restructuring program which principally involved the closure of three processing facilities, including a green bean plant in upstate New York and corn plants in Wisconsin and Washington. The Company believes that the rationalization of the Company's productive capacity will: (1) improve the Company's overall cost structure and competitive position; (2) address the excess capacity situation arising from the recent acquisition of Chiquita Processed Foods and decline in GMOI volume requirements; and (3) mitigate the effect of inflationary pressures on the Company's raw material inputs such as steel and fuel.

During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Salem, Oregon which resulted in a restructuring charge of $1,461,000. The restructuring charge consisted of a provision for future lease payments of $1,016,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000. With the closure of the Walla Walla, Washington facility in the fall of 2004, the Company's labeling and warehousing requirements at the Salem location were dramatically reduced. The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.

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

Results of Operations:

Sales:

Second quarter results include Net Sales of $244.2 million, which represent a 10.8% increase from the second quarter of fiscal 2005. The sales increase primarily reflects the acceleration of sales under the Green Giant Alliance resulting from favorable growing conditions in the current year.

Six months ended October 1, 2005 include Net Sales of $400.8 million, which represent a 4.1% increase of $15.7 million compared to the prior year. The sales increase reflects the aforementioned increase in second quarter Green Giant Alliance sales together with a $3.2 million increase in Fruit and Chip Product sales reflecting increased co-pack potato chip volume associated with improved market conditions. These increases were partially offset by a $7.2 million decrease in Canned Vegetable sales reflecting a planned reduction in contract packing volume and limited availability of certain vegetable commodities following the difficult 2004 growing season.

The following table presents the changes by business:

                                                      Three Months Ended             Six Months Ended
                                                      ------------------             ----------------
                                                     10/1/05      9/25/04          10/1/05       9/25/04
                                                     -------      -------          -------       -------

Canned Vegetables                                    $134.4        $140.1           $253.1           $260.3
Green Giant Alliance                                   94.1          67.2            117.6             99.4
Frozen Vegetables                                       6.6           6.7             13.0             12.6
Fruit and Chip Products                                 5.9           4.7             11.4              8.2
Other                                                   3.2           1.6              5.7              4.6
                                                     ------------------------------------------------------
                                                     $244.2        $220.3           $400.8           $385.1
                                                     ======================================================

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

                                                         Three Months Ended             Six Months Ended
                                                         ------------------             ----------------
                                                      10/1/05        9/25/04         10/1/05         9/25/04
                                                      -------        -------         -------         -------


Gross Margin                                            9.0%          7.5%             9.0%             8.3%

Selling                                                 2.9           2.9              3.1              3.3
Plant Restructuring                                     0.6           0.3              0.4              0.2
Administrative                                          0.7           0.6              0.7              0.6
                                                        ---------------------------------------------------

Operating Income                                        4.8%          3.7%             4.8%             4.2%
                                                        ===================================================

For the three month period ended October 1, 2005, the operating income margin increased from 3.7% to 4.8% reflecting a combination of improved margins in the retail businesses as compared to the prior year, and the continuing improved profitability in Fruit and Chip Products resulting from strong volume increases in our co-pack potato chip business. These factors were partially offset by the restructuring charge of $1,461,000 related to the leased distribution center in Salem, Oregon and lower margins on Frozen Vegetables due to competitive market conditions.

For the six month period ended October 1, 2005, the operating income margin increased from 4.2% to 4.8% reflecting improved margins in the retail businesses as compared to the prior year, a $1,276,000 reduction in estimated exposure to health care expenses, elimination of the unprofitable contract packing business in Payette, Idaho and improved profitability in Fruit and Chip Products resulting from strong volume increases in our co-pack potato chip business. These factors were partially offset by a combination of compressed margins in our canned food service business due to competitive market conditions, the restructuring charge of $1,461,000 related to the leased distribution center in Salem, Oregon, and an increase in administrative expense driven by our Sarbanes-Oxley compliance efforts. The health expense adjustment relates to a change in estimate of the accrual for the incurred but not recorded liability.

Income Taxes:

The effective tax rate was 38.6% and 39.0% for the three and six month periods ended October 1, 2005 and September 25, 2004, respectively.

Earnings Per Share (In thousands, except per share data):

                                                                                                     Three Months Ended
                                                                                                     ------------------
                                                                                                 10/1/05               9/25/04
                                                                                                 -------               -------

Basic Net Earnings Applicable to Common Stock:

Net Earnings                                                                                        $3,687                 $2,445
  Deduct Preferred Cash Dividends                                                                        6                      6
                                                                                                    -----------------------------
Undistributed Earnings                                                                              $3,681                 $2,439
Earnings allocated to participating preferred                                                        1,422                    967
                                                                                                     ----------------------------
Earnings allocated to common shareholders                                                           $2,259                 $1,472
                                                                                                    =============================
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                                                              6,829                  6,714
                                                                                                     ============================

Basic Earnings Per Common Share                                                                      $ .33                 $  .22
                                                                                                     ============================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock                                                             $2,259                 $1,472
  Add Back Preferred Cash Dividends related                                                              5                      5
  to convertible preferred stock                                                                    -----------------------------
Net Earnings Applicable to Common Stock
  Diluted                                                                                           $2,264                 $1,477
                                                                                                    =============================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                                                                6,829                  6,714
Effect of Convertible Preferred Stock                                                                   67                     67
                                                                                                     ----------------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share                                                            6,896                  6,781
                                                                                                     ============================

Diluted Earnings Per Common Share                                                                   $  .33                 $  .22
                                                                                                    =============================

                                                                                                          Six Months Ended
                                                                                                          ----------------
                                                                                                 10/1/05               9/25/04
                                                                                                 -------               -------
Basic Net Earnings Applicable to Common Stock:

Net Earnings                                                                                        $6,107                 $6,947
  Deduct Preferred Cash Dividends                                                                       12                     12
                                                                                                   ------------------------------
Undistributed Earnings                                                                              $6,096                 $6,936
Earnings allocated to participating preferred                                                        2,375                  2,750
                                                                                                    -----------------------------
Earnings allocated to common shareholders                                                           $3,721                 $4,186
                                                                                                    =============================
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                                                              6,791                  6,714
                                                                                                    =============================

Basic Earnings Per Common Share                                                                      $ .55                 $  .62
                                                                                                     ============================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock                                                             $3,721                 $4,186
  Add Back Preferred Cash Dividends related to                                                          10                     10
  convertible preferred stock                                                                       -----------------------------
Net Earnings Applicable to Common Stock
  Diluted                                                                                           $3,731                 $4,196
                                                                                                    =============================

Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                                                                6,791                  6,714
Effect of Convertible Preferred Stock                                                                   67                     67
                                                                                                     ----------------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share                                                            6,858                  6,781
                                                                                                     ============================

Diluted Earnings Per Common Share                                                                   $  .54                 $  .62
                                                                                                    =============================

Liquidity and Capital Resources:
The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                                 September                         March
                                                                 ---------                         -----
                                                             2005           2004             2005           2004
                                                             ----           ----             ----           ----

     Working Capital:
       Balance                                           $215,797        $197,912        $205,430       $187,764
       Change in Quarter                                    6,504           3,282               -              -
     Notes Payable                                         67,349          57,345          60,733         58,395
     Long-Term Debt                                       151,170         160,883         154,125        160,987
     Current Ratio                                         1.67:1          1.64:1          2.34:1         2.18:1

As shown in the Condensed Consolidated Statements of Cash Flows, Cash Provided by Operating Activities was $5,843,000 in the first half of 2006, compared to $609,000 in the first half of 2005. This represents an increase in cash generation of $5,234,000. The increase in cash generation is primarily as a result of improved operating earnings in the first half of 2006 of $19.3 million as compared to $16.1 million in the first half of 2005.

In addition, as compared to September 25, 2004 Inventory increased $45.7 million (net of the Off Season Reserve increase, which is contra inventory, of of $44.1 million). The Inventory increase primarily reflects a $30.7 million increase (net of the Off Season Reserve increase) in Finished Goods, a $20.2 million increase in Work in Process and $5.2 million decrease in Raw Materials. The Finished Goods increase reflects a larger and earlier harvest this year, together with unit cost increases for key commodity inputs including steel and energy. The Work in Process and Raw Materials increases were primarily due to higher steel prices and quantities compared to the prior year. This Inventory increase was largely offset by a corresponding increase in accounts payable.

Cash Used in Investing Activities was $4,806,000 in the first half of 2006 compared to $5,656,000 in the first half of 2005. Additions to Property, Plant and Equipment were $5,431,000 in the first half of fiscal 2006 as compared to $11,278,000 in the first half of fiscal 2005. The additions in fiscal 2005 included warehouse expansion projects totaling $6,159,000. In 2006, there were no significant capital projects.

As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings.

Cash Used in Financing Activities was $1,580,000 in the first half of 2006, principally consisting of the repayment of $8,506,000 in Long-Term Debt partially offset by the issuance of $6,616,000 in Notes Payable. Cash Provided by Financing Activities of $4,863,000 in the first half of 2005 principally included $8,767,000 in proceeds from Long-Term Debt.

On June 24, 2004, the Company issued a mortgage payable to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

In connection with the acquisition of Chiquita Processed Foods, the Company entered into a $200 million revolving credit facility (subsequently reduced to $125 million at the request of the Company) with a five-year term to finance its seasonal working capital requirements. During the first quarter, the Company and its lenders extended the term of the Revolver for an additional year with a final maturity date of May 27, 2009. We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

The Company's credit facilities contain various financial covenants. At October 1, 2005, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the six months ended October 1, 2005, the Company sold for cash, on a bill and hold basis, $79,088,000 of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

During the six months ended October 1, 2005, the Company implemented controls and procedures to address the material weaknesses identified as of March 31, 2005 and believes that these controls and procedures will correct the material weaknesses discussed above. We plan to test these control procedures during the third quarter to determine their effectiveness. However, pending completion of our testing of these controls, we have not concluded that our disclosure controls and procedures are effective in alerting management prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC.

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


Item 1.             Legal Proceedings

                    None.

Item 2.             Unregistered Sales of Equity Securites and Use of Proceeds

------------------- ------------------------ ----------------------- ---------------------- ----------------------
                                                                                             Maximum Number (or
                                                                        Total Number of      Approximate Dollar
                                                                      Shares Purchased as     Value) or Shares
                                                                       Part of Publicly        that May Yet Be
                    Total Number of Shares     Average Price Paid     Announced Plans or     Purchased Under the
      Period             Purchased (1)             per Share               Programs           Plans or Programs
------------------- ------------------------ ----------------------- ---------------------- ----------------------
                      Class A    Class B     Class A     Class B
                      Common       Common      Common      Common
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

7/01/05 - 7/31/05      9,500         -         $16.17        -                N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
8/01/05 - 8/31/05      9,000         -         $16.15        -                N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
9/01/05 - 9/30/05        -            -          -           -                N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
Total                 18,500         -         $16.16        -                N/A                    N/A
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

Item 3.               Defaults on Senior Securities

                      None.

Item 4.               Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders, held on August 5, 2005, the following matters were submitted for voting to shareholders:

1. Election of Directors -- The shareholders re-elected Robert T. Brady, G. Brymer Humphreys, and Arthur S. Wolcott to serve until the 2008 Annual Meeting of Shareholders or until their successors are duly elected and qualified (the terms of Arthur H. Baer, Andrew M. Boas, Thomas Paulson, Douglas F. Brush, Kraig H. Kayser, and Susan W. Stuart continued after the meeting).

              Director                   Votes For      Votes Withheld
              --------                   ---------      --------------
        Robert T. Brady                    3,235,952            61,223
        G. Brymer Humphreys                3,300,577            41,078
        Arthur S. Wolcott                  3,300,107            41,548

2.   Ratification  of  Auditors  --  The  shareholders   failed  to  ratify  the
     appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the for the fiscal year ending March 31, 2006.

        For                                         1,380,554
        Against                                     1,960,490
        Abstain                                           611

     Pursuant to the Rules and Regulations of the Securities and Exchange Commission, the Audit Committee has the direct responsibility to appoint, retain, terminate, fix the compensation and oversee the work of the Company's independent registered public accounting firm. Consequently, the Audit Committee will consider the results of the shareholder vote on ratification, but will exercise its judgment, consistent with its primary responsibility, on the appointment and retention of the Company's independent auditors.


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





                                                       Seneca Foods Corporation
                                                              (Company)



                                                       /s/Kraig H. Kayser
                                                       ------------------------
November 9, 2005                                       Kraig H. Kayser
                                                       President and
                                                         Chief Executive Officer


                                                       /s/Jeffrey L. Van Riper
                                                       ------------------------
November 9, 2005                                       Jeffrey L. Van Riper
                                                       Controller and
                                                        Chief Accounting Officer