Form 10-Q
period 2005-12-31
SENECA FOODS CORP /NY/
filed 2006-02-08
CIK 88948

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended December 31, 2005 Commission File Number 0-01989
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

Yes   X    No
    ------    -------

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    ------    -------

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No    X
    ------    -------

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:


                                   Class Shares Outstanding at January 31, 2006
                                   --------------------------------------------
  Common Stock Class A, $.25 Par                     4,069,009
  Common Stock Class B, $.25 Par                     2,760,905



                                                  PART I ITEM 1 FINANCIAL INFORMATION
                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 (In Thousands, Except Per Share Data)
                                                                                                  Unaudited
                                                                                                   12/31/05            3/31/05
                                                                                                   --------            -------

ASSETS

Current Assets:

    Cash and Cash Equivalents                                                                $         4,612   $         5,179
    Accounts Receivable, Net                                                                          49,171            43,664
    Inventories:
        Finished Goods                                                                               312,674           209,874
        Work in Process                                                                               34,400            17,168
        Raw Materials                                                                                 33,354            67,428
                                                                                                     -------           -------
                                                                                                     380,428           294,470
    Off-Season Reserve (Note 2)                                                                      (56,218)                -
    Deferred Income Tax Asset, Net                                                                     4,887             5,669
    Assets Held For Sale                                                                                 634             1,451
    Refundable Income Taxes                                                                                -             1,199
    Other Current Assets                                                                               2,231             7,192
                                                                                              --------------   ---------------
        Total Current Assets                                                                         385,745           358,824
Property, Plant and Equipment, Net                                                                   151,679           163,290
Other Assets                                                                                           5,526             2,381
                                                                                              --------------   ---------------
    Total Assets                                                                                    $542,950          $524,495
                                                                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Notes Payable                                                                            $        79,491   $        60,733
    Accounts Payable                                                                                  41,599            38,719
    Accrued Expenses                                                                                  34,334            38,271
    Income Taxes                                                                                         495                 -
    Current Portion of Long-Term Debt and Capital
        Lease Obligations                                                                             11,240            15,671
                                                                                             ---------------   ---------------
        Total Current Liabilities                                                                    167,159           153,394
Long-Term Debt                                                                                       140,556           148,318
Capital Lease Obligations                                                                              3,944             5,807
Deferred Income Taxes                                                                                  8,437            11,125
Other Long-Term Liabilities                                                                           14,025            10,042
                                                                                             ---------------   ---------------
    Total Liabilities                                                                                334,121           328,686
                                                                                             ---------------   ---------------

Commitments
10% Preferred Stock, Series A, Voting, Cumulative,

    Convertible, $.025 Par Value Per Share                                                               102               102
10% Preferred Stock, Series B, Voting, Cumulative,
    Convertible, $.025 Par Value Per Share                                                               100               100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value                                                    50                50
Convertible, Participating Preferred Stock, $12.00
 Stated Value Per Share                                                                               41,071            41,083
Convertible, Participating Preferred Stock, $15.50
 Stated Value Per Share                                                                               13,229            15,000
Common Stock $.25 Par Value Per Share                                                                  2,889             2,859
Paid in Capital                                                                                       17,746            15,992
Retained Earnings                                                                                    133,642           120,623
                                                                                             ---------------   ---------------
        Stockholders' Equity                                                                         208,829           195,809
                                                                                             ---------------   ---------------
    Total Liabilities and Stockholders' Equity                                                      $542,950          $524,495
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                 (In Thousands, Except Per Share Data)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                12/31/05               12/25/04
                                                                                --------               --------

Net Sales                                                                 $          316,253       $         307,966


Costs and Expenses:

Cost of Product Sold                                                                 292,858                 291,385
Selling, General, and Administrative                                                   9,120                   9,038
Plant Restructuring                                                                      290                   5,804
                                                                          ------------------       -----------------
  Total Costs and Expenses                                                           302,268                 306,227
                                                                          ------------------       -----------------
    Operating Income                                                                  13,985                   1,739

Other Income (net)                                                                      (563)                      -
Interest Expense (net)                                                                 3,918                   4,219
                                                                          ------------------       -----------------

Earnings (Loss) Before Income Taxes                                                   10,630                  (2,480)
Income Taxes                                                                           3,694                    (967)
                                                                          ------------------       -----------------

Net Earnings(Loss)                                                        $            6,936       $          (1,513)
                                                                           =================        ================

Earnings Applicable to Common Stock                                       $            4,254       $            (913)
                                                                           =================        ================

Basic Earnings (Loss) per Common Share                                    $              .62       $            (.14)
                                                                           =================        ================

Diluted Earnings (Loss) per Common Share                                  $              .62       $            (.14)
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              (Unaudited)
                                                 (In Thousands, Except Per Share Data)


                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                12/31/05               12/25/04
                                                                                --------               --------
Net Sales                                                                 $          717,017       $         693,019


Costs and Expenses:

Cost of Product Sold                                                                 657,411                 644,745
Selling, General, and Administrative                                                  24,590                  24,016
Plant Restructuring                                                                    1,751                   6,423
                                                                          ------------------       -----------------

  Total Costs and Expenses                                                           683,752                 675,184
                                                                          ------------------       -----------------

    Operating Income                                                                  33,265                  17,835

Other Expense (Income) (net)                                                             842                  (3,376)
Interest Expense (net)                                                                11,847                  12,303
                                                                          ------------------       -----------------

Earnings Before Income Taxes                                                          20,576                   8,908

Income Taxes                                                                           7,533                   3,474
                                                                          ------------------       -----------------

Net Earnings                                                              $           13,043       $           5,434
                                                                           =================        ================

Earnings Applicable to Common Stock                                       $            7,966       $           3,269
                                                                           =================        ================

Basic Earnings per Common Share                                           $             1.17       $             .49
                                                                           =================        ================

Diluted Earnings per Common Share                                         $             1.16       $             .48
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


                                               SENECA FOODS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                             (In Thousands)


                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                12/31/05               12/25/04
                                                                                --------               --------

Cash Flows From Operating Activities:

    Net Earnings                                                          $           13,043      $            5,434
    Adjustments to Reconcile Net Earnings to
       Net Cash Provided by Operations:
        Depreciation and Amortization                                                 17,946                  21,551
        Gain on the Sale of Assets                                                      (990)                 (3,904)
        Plant Restructuring Non-Cash Charges                                               -                   3,798
        Other Non-Cash Expenses                                                        1,832                     528
        Deferred Income Taxes                                                         (1,906)                   (244)
        Changes in Working Capital:
          Accounts Receivable                                                         (5,144)                 (1,346)
          Inventories                                                                (85,958)               (111,388)
          Off-Season Reserve                                                          56,218                  63,443
          Other Current Assets                                                         4,961                   7,455
          Refundable Income Taxes                                                      1,694                  (1,187)
          Accounts Payable, Accrued
            Expenses, and Other Liabilities                                             (305)                 30,043
                                                                          ------------------       -----------------
  Net Cash Provided by
    Operations                                                                         1,391                  14,183
                                                                          ------------------       -----------------
Cash Flows From Investing Activities:
    Additions to Property, Plant,
      and Equipment                                                                   (8,225)                (13,625)
    Proceeds from the Sale of Assets                                                   1,247                   5,824
                                                                          ------------------       -----------------
  Net Cash Used in Investing
      Activities                                                                      (6,978)                 (7,801)
                                                                          ------------------       -----------------
Cash Flows From Financing Activities:

    Borrowings on Notes Payable                                                      304,409                 247,374
    Payments on Notes Payable                                                       (285,651)               (234,720)
    Payments of Long-Term Debt and Capital
      Lease Obligations                                                              (14,139)                 (8,471)
    Other Assets                                                                         330                     912
    Proceeds from Issuance of Long-Term Debt                                              83                   8,959
    Dividends Paid                                                                       (12)                    (12)
                                                                          ------------------       -----------------
  Net Cash Provided by
      Financing Activities                                                             5,020                  14,042
                                                                          ------------------       -----------------
Net (Decrease) Increase in Cash and Cash
    Equivalents                                                                         (567)                 20,424
Cash and Cash Equivalents,
Beginning of Period                                                                    5,179                   4,570
                                                                          ------------------       -----------------
Cash and Cash Equivalents,
    End of Period                                                         $            4,612      $           24,994
                                                                          ==================      ==================

Cash Paid During the Periods For:
    Interest                                                              $           12,114      $           11,659
    Income Taxes                                                                       7,745                   4,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    SENECA FOODS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)


                                December 31, 2005


1.   Unaudited Condensed Consolidated Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the Company as of December 31, 2005 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2005 balance sheet was derived from the audited consolidated financial statements.

     The results of operations for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

     In the nine months ended December 31, 2005, the Company sold for cash, on a bill and hold basis, $186,451,000 ($175,366,000 for the nine-months ended December 25, 2004) of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

     In the six months ended October 1, 2005, the Company recorded a change in estimate related to the reduction in estimated exposure to health care expenses which increased Earnings Before Income Taxes and Net Earnings by $1,276,000 and $784,000, respectively.


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

2. The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances, which essentially represent a contra-inventory account, are zero at fiscal year end. Depending on the time of year, Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date or the excess of incurred expenses over absorbed expenses to date. Other than at the end of the first and fourth quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.

3. Comprehensive income equaled Net Earnings for the three months ended December 31, 2005 and December 25, 2004 and the nine months ended December 31, 2005. Comprehensive income consisted of Net Earnings and Net Unrealized Gains on Securities classified as available-for-sale for the three months ended June 26, 2004 therefore resulting in comprehensive income of $3,110,000 for the nine months ened December 25, 2004.

     The securities were sold during the quarter ended June 26, 2004.

4. In November 2004, the FASB (Financial Accounting Standards Board) issued Statement of Financial Accounting Standards No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. This statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 effective April 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated financial statements and the impact has not yet been determined.


5. During the quarter ended October 1, 2005, as of result of a detailed review of property, plant and equipment at each plant, the Company recorded a non-cash loss on disposal of property and equipment of $1,832,000 which was included Other Expense (Income) (net) in the Unaudited Condensed Consolidated Statements of Net Earnings.

6. During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Salem, Oregon which resulted in a restructuring charge of $1,461,000.
     During the quarter ended December 31, 2005, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility. The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000. With the closure of the Walla Walla facility in the fall of 2004, the Company's labeling and warehousing requirements at the Salem location were dramatically reduced. The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.

7. During the quarter ended December 31, 2005, the Company sold a warehouse location in Oregon, which resulted in cash proceeds of $569,000 and a pre-tax gain of $563,000. This gain was included in Other Income.

8. During the quarter ended December 25, 2004, the Company announced the closure of a processing facility in Walla Walla, Washington. This facility was sold during the quarter ended July 2, 2005 for $514,000 in cash and a $3,550,000 note which carries an interest rate of 8% and is due in full May 14, 2007. This Note is secured by a mortgage on the property. The Company accounted for the sale under the installment method. During the quarter ended July 2, 2005, $427,000 of the gain was included in Other Income and an additional $2,800,000 of the gain on this sale was deferred in Other Long-Term Liabilities.

9.   The  following  table  summarizes  the   restructuring  and  related  asset
     impairment charges recorded and the accruals established:

                                                                       Long-Lived
                                                 Severance           Asset Charges              Other Costs             Total
                                                 ---------           -------------              -----------             -----

       Total expected
        restructuring charge                     $ 1,094                   $5,037                  $3,298               $9,429
                                                 =============================================================================
       Balance March 31, 2005                    $   256                   $1,599                  $1,992               $3,847
       Second quarter charge                         368                       77                   1,016                1,461
       Third quarter charge                           -                        -                      290                  290
       Disposal of assets                             -                    (1,676)                     -                (1,676)
       Cash payments                                (390)                      -                     (311)                (701)
                                                 -----------------------------------------------------------------------------
       Balance December 31,
        2005                                     $   234                   $   -                   $2,987               $3,221
                                                 =============================================================================
       Total costs incurred
         to date                                 $   860                   $5,037                  $  311               $6,208
                                                ==============================================================================

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

     The remaining severance costs are expected to be paid prior to March 31, 2006. The other costs relate to outstanding lease payments which will be paid over the remaining lives of the corresponding lease terms, which are up to six years.

10. As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Expense (Income) (net) in the Unaudited Condensed Consolidated Statements of Net Earnings.

11.  Earnings per share (In thousands, except per share data):


                                                       Three Months Ended
                                                     12/31/05    12/25/04
                                                     --------    --------
Basic Net Earnings (Loss) Applicable to Common Stock:

Net Earnings (Loss)                                    $6,936     $(1,513)
  Deduct Preferred Cash Dividends                           6           -
                                                      -------------------
Undistributed Earnings (Loss)                         $ 6,930     $(1,513)
Earnings (Loss) Allocated to Participating Preferred    2,676        (600)
                                                      -------------------
Earnings (Loss) Allocated to Common Shareholders      $ 4,254     $  (913)
                                                      ===================
  Weighted Average Shares Outstanding
    for Basic Earnings (Loss) Per Common Share         6,829        6,714
                                                      ===================
Basic Earnings (Loss) Per Common Share                 $ .62      $  (.14)
                                                      ===================
Diluted Net Earnings (Loss) Applicable to
  Common Stock:

Net Earnings (Loss) Applicable to Common Stock        $4,254        $(913)
  Add Back Preferred Cash Dividends related
    to convertible preferred stock                         5            -
                                                      -------------------
Net Earnings (Loss) Applicable to Common Stock
  Diluted                                             $4,259        $(913)
                                                      ===================

Weighted Average Shares Outstanding
  for Basic Earnings (Loss) Per Common Share           6,829        6,714
Effect of Convertible Preferred Stock                     67            -
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings (Loss) Per Common Share       6,896        6,714
                                                      ===================
Diluted Earnings (Loss) Per Common Share              $  .62      $  (.14)
                                                      ===================



                                                      Nine Months Ended
                                                     12/31/05    12/25/04
                                                     --------    --------

Basic Net Earnings Applicable to Common Stock:

Net Earnings                                         $13,043       $5,434
  Deduct Preferred Cash Dividends                         17           17
                                                      -------------------
Undistributed Earnings                               $13,026       $5,417
Earnings allocated to participating preferred          5,060        2,148
                                                      -------------------
Earnings allocated to common shareholders             $7,966       $3,269
                                                      ===================
  Weighted Average Shares Outstanding
    for Basic Earnings Per Common Share                6,804        6,714
                                                      ===================

Basic Earnings Per Common Share                       $ 1.17       $  .49
                                                      ===================
Diluted Net Earnings Applicable to Common Stock:

Net Earnings Applicable to Common Stock               $7,966       $3,269
  Add Back Preferred Cash Dividends related to
  convertible preferred stock                             10           10
                                                      -------------------
Net Earnings Applicable to Common Stock
  Diluted                                             $7,976       $3,279
                                                      ===================
Weighted Average Shares Outstanding
  for Basic Earnings Per Common Share                  6,804        6,714
Effect of Convertible Preferred Stock                     67           67
                                                      -------------------
  Weighted Average Shares Outstanding
    for Diluted Earnings Per Common Share              6,871        6,781
                                                      ===================

Diluted Earnings Per Common Share                    $  1.16       $  .48
                                                      ===================


10. The net periodic benefit cost for pension plans consist of:


                                                      Nine Months Ended
                                                     12/31/05   12/25/04
                                                     --------   --------
         Service Cost                                $ 2,679    $  2,531
         Interest Cost                                 3,220       2,957
         Expected Return on Plan Assets               (4,132)     (3,896)
         Amortization of Transition Asset               (207)       (207)
                                                      ------------------
              Net Periodic Benefit Cost               $1,560      $1,385
                                                      ==================


     During the Nine  Months  Ended  December  31,  2005,  the  Company  made no
     contributions   to  its  defined   benefit   pension   plans.   No  pension
     contributions are required during 2006.

11. During June 2005, there were 114,242 shares of Participating Convertible Preferred Stock converted to Class A Common Stock.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS


                                December 31, 2005


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


The Company's raw product is harvested mainly between May through October. The Company has experienced favorable growing conditions this summer and early fall reflecting a combination of adequate heat units and moisture. These beneficial growing conditions favorably impacted crop yields and plant recovery rates, and further resulted in favorable manufacturing variances.


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


During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Salem, Oregon which resulted in a restructuring charge of $1,461,000. During the quarter ended December 31, 2005, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility. The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000. With the closure of the Walla Walla facility in the fall of 2004, the Company's labeling and warehousing requirements at the Salem location were dramatically reduced. The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.

During the quarter ended December 31, 2005, the Company sold a warehouse location in Oregon, which resulted in cash proceeds of $569,000 and a pre-tax gain of $563,000. This gain was included in Other Income.

During the quarter ended December 25, 2004, the Company announced the closure of a processing facility in Walla Walla, Washington. This facility was sold during the quarter ended July 2, 2005 for $514,000 in cash and a $3,550,000 note which carries an interest rate of 8% and is due in full May 14, 2007. This Note is secured by a mortgage on the property. The Company accounted for the sale under the installment method. During the quarter ended July 2, 2005, $427,000 of the gain was included in Other Income and an additional $2,800,000 of the gain on this sale was deferred in Other Long-Term Liabilities.

The fiscal 2006 asparagus harvest, completed in the first quarter, represented a partial pack as GMOI is in process of moving the production of asparagus offshore from the Dayton, Washington manufacturing facility. As fiscal 2006 represents the final year of operation for the Dayton, Washington facility, the Company and GMOI have negotiated a definitive agreement related to the pending closure of this facility. Under the terms of the agreement, any costs incurred by the Company related to the asparagus production prior to March 31, 2006 will be paid by GMOI. The Company shall retain ownership of the real estate associated with the Dayton facility. In addition, the manufacturing equipment of the Dayton facility shall either be conveyed to GMOI, redeployed by the Company, or salvaged. GMOI shall reduce the principal balance of the $43.1 million secured nonrecourse subordinated promissory note by $0.6 million, which represents the net book value of the equipment to be conveyed to GMOI or salvaged.


Results of Operations:

Sales:


Third quarter results include Net Sales of $316.3 million, which represent a 2.7% increase from the third quarter of fiscal 2005. This sales increase primarily reflects an increase in canned vegetable sales of $8.1 million from growth in retail sales.

Nine months ended December 31, 2005 include Net Sales of $717.0 million, which represent an increase of $24.0 million, or 3.5%, compared to the prior year. The sales increase reflects an increase in Green Giant Alliance sales of $15.7 million associated with favorable growing conditions together with a $5.1 million increase in Fruit and Chip Product sales reflecting increased co-pack potato chip volume associated with improved market conditions.


The following table presents the changes by business:


                           Three Months Ended        Nine Months Ended
                           12/31/05  12/25/04        12/31/05    12/25/04
                           --------  --------        --------    --------
Canned Vegetables           $181.6     $173.5         $434.8      $434.1
Green Giant Alliance         117.4      119.9          235.0       219.3
Frozen Vegetables              8.1        7.2           21.0        19.8
Fruit and Chip Products        5.2        3.3           16.5        11.4
Other                          4.0        4.1            9.7         8.4
                            --------------------------------------------
                            $316.3     $308.0         $717.0      $693.0
                            ============================================

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:



                           Three Months Ended        Nine Months Ended
                           12/31/05  12/25/04        12/31/05    12/25/04
                           --------  --------        --------    --------

Gross Margin                  7.5%      5.4%            8.2%         7.0%

Selling                       2.5       2.5             2.8          3.0
Plant Restructuring           0.1       1.9             0.2          0.9
Administrative                0.5       0.4             0.6          0.5
                           ---------------------------------------------
Operating Income             4.4%       0.6%            4.6%         2.6%
                           ==============================================

For the three month period ended December 31, 2005, the operating income margin increased from 0.6% to 4.4% reflecting a combination of improved margins in the canned vegetable retail businesses as compared to the prior year, and the continuing improved profitability in Fruit and Chip Products resulting from strong volume increases in our co-pack potato chip business. The prior year was negatively impacted by a $5.8 million restructuring charge related to a non-cash impairment charge and severance expenses related to the closure of processing facilities in Washington and New York.

For the nine month period ended December 31, 2005, the operating income margin increased from 2.6% to 4.6% primarily reflecting improved margins in the canned vegetable retail and contract packaging businesses and improved profitability in Fruit and Chip Products.

Income Taxes:

The effective tax rate was 36.6% and 39.0% for the nine month periods ended December 31, 2005 and December 25, 2004, respectively. The reduction in the rate reflects the impact of the first phase of the Manufacturers Credit on the Company's effective tax rate. The American Jobs Creation Act of 2004 created the Manufacturers Credit which is commonly referred to as Section 199. Under this new law, once fully phased in, manufacturers will receive a nine percent tax credit for certain qualifying production activities income for the taxable year. This credit is limited to 50 percent of W-2 wages for the taxable year.

Earnings Per Share:

Basic and diluted earnings (loss) per share were $.62 and $(.14) for the three months ended December 31, 2005 and December 25, 2004, respectively. Basic earnings per share were $1.17 and $.49 for the nine month periods ended December 31, 2005 and December 25, 2004, respectively. Diluted earnings per share were $1.16 and $.48 for the nine month periods ended December 31, 2005 and December 25, 2004, respectively. For details of the calculation of these amounts, refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (In Thousands):

                                                                 December                          March
                                                                 --------                          -----
                                                             2005           2004             2005           2004
                                                             ----           ----             ----           ----

     Working Capital:
       Balance                                           $218,586        $197,108        $205,430       $187,764
       Change in Quarter                                    2,789            (804)              -              -
     Notes Payable                                         79,491          71,049          60,733         58,395
     Long-Term Debt                                       144,500         155,417         154,125        160,987
     Current Ratio                                         2.31:1          1.94:1          2.34:1         2.18:1

As shown in the Condensed Consolidated Statements of Cash Flows, Cash Provided by Operating Activities was $1,391,000 in the first three quarters of 2006, compared to $14,183,000 in the first three quarters of 2005. The $12,792,000 decrease in cash generation is primarily a result of lower accounts payable, accrued expenses and other liabilities, which decreased $30.3 million and primarily reflects a timing difference in the fiscal quarter end date (December 31 vs. December 25 last year). This factor was partially offset by improved operating earnings of $33.3 million in the first three quarters of 2006 as compared to $17.8 million in the first three quarters of 2005.

In addition, as compared to December 25, 2004, Inventory increased $6.0 million (net of the Off Season Reserve decrease, which is contra inventory, of $7.2 million). The Inventory increase primarily reflects a $10.4 million increase (net of the Off Season Reserve increase) in Finished Goods, a $6.5 million decrease in Work in Process and $2.1 million increase in Raw Materials. The Finished Goods increase reflects a larger harvest this year. The Work in Process decrease is due to an $8.9 million reduction in frozen vegetables.

Cash Used in Investing Activities was $6,978,000 in the first three quarters of 2006 compared to $7,801,000 in the first three quarters of 2005. Additions to Property, Plant and Equipment were $8,225,000 in fiscal 2006 as compared to $13,625,000 in fiscal 2005. The additions in fiscal 2005 included warehouse expansion projects totaling $7,186,000. In 2006, there were no significant capital projects.

As previously reported, during the quarter ended June 26, 2004, the Company sold its investment in the Class B Common Stock of Moog Inc. for $4,578,000 and recorded a gain of $3,862,000 before income taxes, which is included in Other Income (net) in the Unaudited Condensed Consolidated Statements of Net Earnings.

Cash Provided by Financing Activities was $5,020,000 in the first three quarters of 2006, principally consisting of the issuance of $18,758,000 in Notes Payable partially offset by the repayment of $14,139,000 in Long-Term Debt. Cash Provided by Financing Activities of $14,042,000 in the first three quarters of 2005 which included $8,959,000 in proceeds from Long-Term Debt.

On June 24, 2004, the Company issued a mortgage payable to GE Capital for $8 million with an interest rate of 6.35% and a term of 15 years. The proceeds were used to finance new warehouse construction in Janesville and Cambria, Wisconsin.

In connection with the May 27, 2003 acquisition of Chiquita Processed Foods, the Company entered into a $200 million revolving credit facility (subsequently reduced to $125 million at the request of the Company) with a five-year term to finance its seasonal working capital requirements. During the first quarter of 2006, the Company and its lenders extended the term of the Revolver for an additional year with a final maturity date of May 27, 2009. Subsequent to the end of the third quarter of 2006, the Company provided its bank lenders with notice to reduce the Revolver from $125 million to $100 million. We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

The Company's credit facilities contain various financial covenants. At December 31, 2005, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the nine months ended December 31, 2005, the Company sold for cash, on a bill and hold basis, $186,451,000 ($175,366,000 for the nine-months ended December 25, 2004) of Green Giant finished goods inventory to General Mills Operations, Inc. ("GMOI"). At the time of the sale of the Green Giant vegetables to GMOI, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company's other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances, which essentially represent a contra-inventory account, are zero at fiscal year end. Depending on the time of year, Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date or the excess of incurred expenses over absorbed expenses to date. Other than at the end of the first and fourth quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.

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

During the nine months ended December 31, 2005, the Company implemented controls and procedures to address the material weaknesses identified as of March 31, 2005 and believes that these controls and procedures will correct the material weaknesses discussed above. We plan to complete our testing of these control procedures during the fourth quarter to determine their effectiveness. However, pending completion of our testing of these controls, we have not concluded that our disclosure controls and procedures are effective in alerting management prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC.


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

PART II - OTHER INFORMATION


Item 1.             Legal Proceedings
                    -----------------
                    None.

Item 2.             Unregistered Sales of Equity Securites and Use of Proceeds
                    ----------------------------------------------------------

------------------- ------------------------ ----------------------- ---------------------- ----------------------
                                                                                             Maximum Number (or
                                                                        Total Number of      Approximate Dollar
                                                                      Shares Purchased as     Value) or Shares
                                                                       Part of Publicly        that May Yet Be
                    Total Number of Shares     Average Price Paid     Announced Plans or     Purchased Under the
      Period             Purchased (1)             per Share               Programs           Plans or Programs
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
                      Class A    Class B     Class A     Class B
                      Common       Common      Common      Common
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

10/01/05 -               -           -           -           -                N/A                    N/A
10/31/05
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

11/01/05 -               -           -           -           -
11/30/05                                                                      N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

12/01/05 -            29,500          -        $20.16        -
12/30/05                                                                      N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------

Total                 29,500         -         $20.16        -                N/A                    N/A
------------------- ------------ ----------- ----------- ----------- ---------------------- ----------------------
----------

(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

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





                                                   Seneca Foods Corporation
                                                           (Company)



                                                   /s/Kraig H. Kayser
                                                   ------------------------
February 8, 2006                                   Kraig H. Kayser
                                                   President and
                                                   Chief Executive Officer



                                                   /s/Jeffrey L. Van Riper
                                                   ------------------------
February 8, 2006                                   Jeffrey L. Van Riper
                                                   Controller and
                                                   Chief Accounting Officer