Form 10-K
period 2006-03-31
SENECA FOODS CORP /NY/
filed 2006-06-14
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year-ended March 31, 2006  Commission File Number 0-01989

SENECA FOODS CORPORATION
(Exact name of registrant as specified in its charter)

New York   16-0733425
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

3736 South Main Street, Marion, New York   14505
(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number, including area code  (315) 926-8100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock Class A, $.25 Par	NASDAQ National Market
Common Stock Class B, $.25 Par	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes     No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12(b-2) of the Exchange Act).

Large accelerated filer     Accelerated filer   X   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes     No   X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ National Market System on September 30, 2005 was approximately $91,968,000.

Common shares outstanding as of May 30, 2006 were Class A: 4,074,509, Class B: 2,760,905.

Documents Incorporated by Reference:

(1)	Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

(2)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2006 (the “2006 Annual Report”) applicable to Part I, Part II, Items 5-8 and Part IV, Item 15 of Form 10-K.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT - FISCAL 2006
SENECA FOODS CORPORATION

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

PART I
Item 1

Business

General Development of Business

SENECA FOODS CORPORATION (the “Company”) was organized in 1949 and incorporated under the laws of the State of New York. In the spring of 1995, the Company initiated a 20-year Alliance Agreement with the Pillsbury Company, which was acquired by General Mills Operations, Inc. (“GMOI”), that created the Company’s most significant business relationship. Under the Alliance Agreement, the Company has packed canned and frozen vegetables carrying GMOI’s Green Giant brand name.

Since the onset of the Alliance Agreement, vegetable production has been the Company’s dominant line of business. In fiscal 1999, the Company sold its fruit juice business and its applesauce and industrial flavors business. As a result of these fiscal 1999 divestitures, the Company’s only non-vegetable food products are a line of fruit and chip products.

On May 27, 2003, the Company completed the acquisition of the sole membership interest in Chiquita Processed Foods, L.L.C. from Chiquita Brands International, Inc.

Available Information

The Company’s Internet address is www.senecafoods.com. The Company’s annual report on Form 10-K, the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the Company’s web site, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on the Company’s web site are available free of charge.

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

Financial Information about Industry Segments

The Company’s business activities are principally conducted in food processing operations. The food operation constitutes 99% of total sales, of which approximately 99% is vegetable processing and 1% is fruit processing. The non-food operation is mostly trade sales of cans and ends, which represents 1% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Processing

The principal products include canned vegetables, frozen vegetables and fruit products. The products are sold to retail and institutional markets. The Company has divided the United States into four major marketing sections: Eastern, Southern, Northwestern, and Southwestern. Food processing operations are primarily supported by plant locations in New York, Wisconsin, Washington, Idaho, Illinois, and Minnesota.

The following table summarizes net sales by major product category for the years ended March 31, 2006, 2005, and 2004:

Classes of similar products/services:	2006	2005	2004

	(In thousands)
Net Sales:
GMOI	$240,490	$225,527	$247,992
Canned vegetables	573,779	574,802	579,103
Frozen vegetables	29,464	28,304	29,410
Fruit and chip products	26,640	23,358	22,838
Other	13,450	12,283	11,507

	$883,823	$864,274	$890,850

Source and Availability of Raw Materials

The Company’s food processing plants are located in major vegetable producing states and in one fruit producing state. Fruits and vegetables are primarily obtained through contracts with growers. The Company’s sources of supply are considered equal or superior to its competition for all of its food products.

Intellectual Property

The Company's most significant brand name, Libby's, is held pursuant to a trademark license granted to the Company in March 1982 and renewable by the Company every 10 years for an aggregate period expiring in March 2081. The original licensor was Libby, McNeill & Libby, Inc., then an indirect subsidiary of Nestlé, S. A. ("Nestlé") and the license was granted in connection with the Company's purchase of certain of the licensor's canned vegetable operations in the United States. Corlib Brands Management, LTD, acquired the license from Nestlé during 2006. The license is limited to vegetables which are shelf-stable and thermally processed, and includes the Company's major vegetable varieties - corn, peas and green beans - as well as certain other thermally processed vegetable varieties plus sauerkraut.

The Company is required to pay an annual royalty, initially set at $25,000, and adjustable up or down in subsequent years based upon changes in the "Employment Cost Index-Private Non-farm Workers" published by the U. S. Bureau of Labor Statistics or an appropriate successor index as defined in the license agreement. For the year which began in March 2006, the royalty was $58,584. Corlib Brands may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).

Seasonal Business

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are usually offsetting to some extent. Minimal food processing occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its processing plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these processed vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for corn, the Company's highest volume vegetable, the peak inventory is in mid-autumn. An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings. The Off Season Allowance is zero at each fiscal year-end.

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

Competition and Customers

Competition in the food business is substantial with imaginative brand registration and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company is aware of approximately 18 competitors in the
U.S. processed vegetable industry, many of which are privately held companies. The Company believes that it is a major producer of canned vegetables, but some producers of canned, frozen and other modes of vegetable products have sales which exceed the Company's sales.

During the past year, approximately 10% of the Company’s processed foods sales were packed for retail customers under the Company’s branded labels of Libby’s®, Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Diamond A®, and Seneca®. About 17% of processed foods sales were packed for institutional food distributors and 46% were retail packed under the private label of customers. The remaining 27% is sold under the Alliance Agreement with GMOI (see note 12 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOI or another major vegetable marketer. The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby’s canned vegetable products, which rate among the top five national brands.
The information under the heading Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report is incorporated by reference.

Environmental Protection

Environmental protection is an area that has been worked on most diligently at each food processing facility. In all locations, the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards. The Company does not expect any material capital expenditures to comply with environmental regulations in the near future. The Company is a potentially responsible party with respect to a waste disposal site owned and operated by a third party. The Company believes that any reasonably anticipated liabilities will not exceed $300,000 for the waste disposal site.

Environmental Litigation and Contingencies

The Company is one of a number of business and local government entities which contributed waste materials to a landfill in Yates County in upstate New York, which was operated by a party unrelated to the Company primarily in the 1970’s through the early 1980’s. The Company’s wastes were primarily food and juice products. The landfill contained some hazardous materials and was remediated by the State of New York. The New York Attorney General has advised the Company and other known non-governmental waste contributors that New York has sustained a total remediation cost of $4.9 million and seeks recovery of half that cost from the non-governmental waste contributors. The Company is one of four identified contributors who cooperatively are investigating the history of the landfill so as to identify and seek out other potentially responsible parties who are not defunct and are financially able to contribute to the non-governmental parties’ reimbursement liability. Since the search is not expected to be completed until November 1, 2006, the Company’s liability cannot be definitively estimated. The Company does not believe that any ultimate settlement in excess of the amount accrued will have a material impact on its financial position or results of operations.

In early 1999, the Company sold to Tree Top, Inc. its applesauce business, including a plant in Prosser, Benton County, Washington. In the sale agreement governing the transaction, the Company represented to Tree Top that it was in compliance with all environmental laws. In 2003, the Benton County Clean Air Authority (“BCAA”) brought an enforcement action against Tree Top under Title V of the Clean Air Act and related State of Washington statutes, alleging that Tree Top was violating the Clean Air Act by failing to register the facility with BCAA pursuant to Title V. The BCAA also alleged that the facility failed to provide BCAA with a required notice of construction when it replaced a fourth boiler in the Prosser plant in 1988 when the Company was the sole owner. Tree Top has reached a settlement with the BCAA which, according to Tree Top, requires Tree Top to pay penalties and make modifications to equipment at a total cost of approximately $493,000. Tree Top has made a formal demand on the Company for reimbursement of the entire amount. The Company disputes Tree Top’s assertion that the Company is liable for the total cost. The Company does not believe that any resolution of this demand will have a material impact on its financial position or results of operations.

Employment

The Company has 2,906 employees of which 2,407 full time and 423 seasonal employees work in food processing and 76 full time employees work in other activities.

The Company has six collective bargaining agreements with three union locals covering approximately 665 of its full time employees. The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company's non-union employees. Four collective bargaining agreements expire in calendar 2008. One agreement expires in calendar 2009, and one agreement expires in calendar 2010.

Export Sales

The following table sets forth domestic and export sales:
	Fiscal Year
	2006	2005	2004
	(In thousands, except percentages)
Net Sales:
United States	$ 804,236	$ 782,282	$ 818,569
Export	79,587	81,992	72,281
Total Net Sales	$ 883,823	$ 864,274	$ 890,850

As a Percentage of Net Sales:
United States	91.0%	90.5%	91.9%
Export	9.0%	9.5%	8.1%
Total	100.0%	100.0%	100.0%

Item 1A

Risk Factors

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. The Company refers to itself as “we” or “our” in this section.

Excess capacity in the vegetable industry has a downward impact on selling price.

Our financial performance and growth are related to conditions in the United States vegetable processing industry which is a mature industry with a modest growth rate in the last 10 years. Our net sales are a function of product availability and market pricing. In the vegetable processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of the three or four largest processors in the industry. Generally, market prices in the vegetable processing industry adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an oversupply situation, a processor’s margins likely will weaken. We typically have experienced lower margins during times of industry oversupply.

In the past, the vegetable processing industry has been characterized by excess capacity, with resulting pressure on our prices and profit margins. Both the Company and our competitors have closed processing plants in response to the downward pressure on prices. There can be no assurance that our margins will improve in response to favorable market conditions or that we will be able to operate profitably during depressed market conditions. Moreover, vegetable production outside the United States, particularly in Asia and Latin America, is increasing and, in the future, may have a significant effect on competition and create downward pressure on prices.

Growing cycles and adverse weather conditions may decrease our results from operations.

Our operations are affected by the growing cycles of the vegetables we process. When the vegetables are ready to be picked, we must harvest and process the vegetables or forego the opportunity to process fresh picked vegetables for an entire year. Most of our vegetables are grown by farmers under contract with us. Consequently, we must pay the contract grower for the vegetables even if we cannot or do not harvest or process them. Most of our production occurs during the second quarter (July through September) of our fiscal year. In that quarter, the growing season ends for most of the vegetables processed by us in the northern United States. A majority of our sales occur during the third and fourth quarter of each fiscal year (due to seasonal consumption patterns for our products). Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the third and fourth quarters. Net sales generated during our third and fourth fiscal quarters have a significant impact on our results of operations. Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

Because weather conditions during the course of each vegetable crop’s growing season will affect the volume and growing time of that crop, we must set planting schedules without knowing the effect of the weather on the crops or on the entire industry’s production. As most vegetables are produced in more than one part of the U.S., we may somewhat reduce our risk that our entire crop will be subject to disastrous weather. The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and corn, and it is also a substantial source of our competitors’ vegetable production. Consequently, the adverse effects of weather-related reduced production in that region may be partially mitigated by higher prices for the vegetables which are produced.

The commodity materials that we process or otherwise require are subject to price increases that could adversely affect our profitability.

The materials that we use, such as vegetables, steel and packaging materials are commodities that may experience price volatility caused by external factors including market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs. These events can result in reduced supplies of these materials, higher supply costs or interruptions in our production schedules. If prices of these raw materials increase, but we are not able to effectively pass such price increases along to our customers, our operating income will decrease.

We face risks generally associated with our debt.

As of March 31, 2006, we had a total of approximately $209 million of indebtedness. Our indebtedness could have important consequences, such as limiting our operational flexibility due to the covenants contained in our debt agreements; limiting our ability to invest in our business due to debt service requirements; limiting our ability to compete with companies that are not as highly leveraged; and increasing our vulnerability to economic downturns and changing market conditions.

Our ability to meet our debt service obligations will depend on our future performance, which will be affected by financial, business, economic, governmental and other factors, including potential changes in consumer preferences and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.

Our dependence on the Alliance Agreement could negatively affect sales.

We have an Alliance Agreement with GMOI, whereby we process canned and frozen vegetables for GMOI under the Green Giant brand name. GMOI continues to be responsible for all of the sales, marketing and customer service functions for the Green Giant products. The Alliance Agreement has a remaining term of eight years. Green Giant products packed by us in fiscal 2006 and 2005 constituted approximately 27% and 26%, respectively, of our total sales. General Mills, Inc. guarantees GMOI’s obligations under the Alliance Agreement.

The Alliance Agreement has an initial term ending December 31, 2014, and will be extended automatically for additional five year terms unless terminated in accordance with the provisions of the Alliance Agreement. Upon virtually all of the causes of termination enumerated in the Alliance Agreement, GMOI will acquire legal title to three production plants and certain of the other assets which we acquired under the Alliance Agreement, and various financial adjustments between the parties will occur. If GMOI terminates the Alliance Agreement without cause, it must pay us a substantial termination payment.

Our sales and financial performance under the Alliance Agreement and our sales of Green Giant products depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and GMOI’s success in marketing the products produced by us. The ability of GMOI to successfully market these products will depend upon GMOI’s sales efforts, as well as the factors described above under “—Excess capacity in the vegetable industry has a downward effect on price.” We cannot give assurance as to the volume of GMOI’s sales and cannot control many of the key factors affecting that volume. The Alliance Agreement contains extensive covenants by us with respect to quality and delivery of products, maintenance of the Alliance Plants and other standards of our performance. If we were to fail in our performance of these covenants, GMOI would be entitled to terminate the Alliance Agreement.

Termination of the Alliance Agreement will, in most cases, entitle our principal lenders, including our long-term lenders, to declare a default under our loan agreements with them. The principal lenders have a security interest in certain payments that we will receive from GMOI on termination of the Alliance Agreement. Unless we were to enter into a new substantial supply relationship with GMOI or another major vegetable marketer and acquire substantial production capacity to replace the GMOI production plants, any such termination would substantially reduce our sales.

Sales to GMOI have declined $12 million, from $252 million to $240 million, between fiscal year 2003 and fiscal year 2006.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national, major and smaller regional food processing companies under highly competitive conditions. The vegetable products which we sell under our own brand names not only compete with vegetable products produced by vegetable processing competitors, but also compete with products we produce and sell to other companies who market those products under their own brand names, such as the Green Giant vegetables we sell to GMOI under the Alliance Agreement and the vegetables we sell to various retail grocery chains which carry our buyers’ own brand names.

The customers who buy our products to sell under their own brand names control the marketing programs for those products. In recent years, many major retail food chains have been increasing their promotions, offerings and shelf space allocations for their own vegetable brands, to the detriment of vegetable brands owned by the processors, including our own brands. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. There are competitive pressures and other factors which could cause our products to lose market share or result in significant price erosion, and which could have a material adverse effect on our business, financial condition and results of operations.

Increases in logistics and other transportation-related costs could materially adversely impact our results of operations. Our ability to competitively serve our customers depends on the availability of reliable and low-cost transportation.

Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation to bring our products to market. They include trucks, intermodals, rail cars, and ships. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, or labor shortages in the transportation industry, could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our financial performance.

If we are subject to product liability claims, we may incur significant and unexpected costs and our business reputation could be adversely affected.

Food processors are subject to significant liability should the consumption of their products cause injury or illness. A product liability judgment against us could also result in substantial and unexpected expenditures and divert management’s attention from other responsibilities. Although we maintain product liability insurance coverage in amounts customary within the industry, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on results of operations and financial condition. During the second quarter of our fiscal year 2005, the Company recalled certain products and recognized a charge of $1,280,000 as previously reported.

We generate agricultural food processing wastes and are subject to substantial environmental regulation.

As a vegetable processor, we regularly dispose of vegetable wastes (silage) and processing water, as well as materials used in plant operation and maintenance, and our plant boilers, which generate heat used in processing, produce generally small emissions into the air. These activities and operations are regulated by federal and state laws and the respective federal and state environmental agencies. Occasionally, we may be required to remediate conditions found by the regulators to be in violation of environmental law or to contribute to the cost of remediating waste disposal sites which we neither owned nor operated but in which we and many other companies deposited waste materials, usually through independent waste disposal companies. The costs of this remediation and contributions (including occasional fines) have not been significant. As a major vegetable producer, we run the risk of occasional future costs and inadvertent violations, even though we maintain an environmental department to assist us in environmental compliance.

Item 1B

Unresolved Staff Comments

The Company does not have any unresolved comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2

Properties

Seven facilities in Minnesota, two facilities in Washington, three facilities in Idaho, three facilities in New York, one facility in Oregon, one facility in Illinois, and ten facilities in Wisconsin provide approximately 9,727,000 square feet of food packaging, freezing and freezer storage, and warehouse storage space. These facilities process and package various vegetable and fruit products. Most of the facilities are owned by the Company. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

All of the properties are well maintained and equipped with modern machinery. All locations, although highly utilized, have the ability to expand as sales requirements justify. Because of the seasonal production cycles, the exact extent of utilization is difficult to measure. In certain circumstances, the theoretical full efficiency levels are being reached; however, expansion of the number of production days or hours could increase the output by up to 20% for a season.

Certain of the Company’s facilities are mortgaged to financial institutions to secure long-term debt and capital lease obligations. See Notes 4 and 5 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s long-term debt and lease commitments.
Item 3

Legal Proceedings

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which it carries insurance, as well as patent infringement and related litigation. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

During 2004, various claims totaling approximately $3,211,000 were asserted by the Fleming Companies against the Company and a subsidiary acquired in 2003 in the Bankruptcy proceedings in the U. S. Bankruptcy Court for the District of Delaware for (i)receipt of allegedly preferential payments under the U. S. Bankruptcy Code ($1,292,000), (ii) receipt of alleged overpayments ($1,139,000) and (iii) amounts allegedly owing under various vendor promotional programs ($780,000). During 2005, the Company settled and paid these claims for $399,000.

On June 15, 2004, an accident occurred at the Company’s aircraft hangar located at the Yates County Airport in Penn Yan, New York as disclosed in our March 31, 2005 Annual Report on 10-K. The damaged aircraft were repaired through insurance proceeds, and this matter was terminated in November, 2005. This matter did not have a material impact on the Company’s financial statements or results of operations.

Refer to Item 1, Business -- Environmental Protection, for further information.

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the last quarter of the fiscal period covered by this report.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2006 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no equity compensation plans or individual compensation arrangements under which equity securities of the Company are authorized for issuance to employees or directors, therefore, no table is necessary as described in Item 201(d) of Regulation S-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
1/01/06 - 1/31/06	2,500	-	$20.13	$ -	N/A	N/A
2/01/06 - 2/29/06	-	-	-	-	N/A	N/A
3/01/06 - 3/31/06	-	-	-	-	N/A	N/A
Total	2,500	-	$20.13	$ -	N/A	N/A

(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the plans.

Item 6

Selected Financial Data

Refer to the information in the 2006 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2006 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2006 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2006 Annual Report, “Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firms”, which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2006, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm BDO Seidman, LLP, which audited the Company’s 2006 financial statements incorporated into this Form 10-K, has issued an opinion on management’s assessment, as of March 31, 2006, of the Company’s internal control over financial reporting. Their opinion appears on page 12.

Remediation of Material Weaknesses Reported in 2005

As previously reported in our Annual Report on Form 10-K for the year ended March 31, 2005, we concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective in alerting management prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management’s assessment identified the following three material weaknesses as of March 31, 2005 related to the financial statement close process:

•	Insufficient controls to review the application of accounting principles over the determination and calculation of asset impairments in accordance with FAS 144.
•	Insufficient controls over the calculation and review of accrued promotion expense.
•	Insufficient controls over the selection and monitoring of key assumptions supporting accounting estimates.

During 2006, The Company completed remediation measures to address the material weaknesses described above. As described in the Company’s Form 10-K for fiscal year 2005, the remediation plans included:

(i)	The development of an internal audit process in the quarter ending July 2, 2005, which includes using a third party public accounting firm;
(ii)	The establishment of a control whereby a detailed analysis, in accordance with the provisions of FAS 144, is prepared and reviewed when management identifies an indicator of impairment;
(iii)
The creation of a control procedure whereby management is required to provide detailed support for each promotion accrual on a quarterly basis and corporate accounting personnel is actively involved in reviewing the documentation for compliance with GAAP;

(iv)	The implementation of control procedures for the monitoring of key assumptions supporting accounting estimates, on a quarterly basis, to ensure that they are appropriate.

These remediation measures were tested and determined to be effective through management’s fiscal 2006 assessment of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Seneca Foods Corporation maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheet of Seneca Foods Corporation as of March 31, 2006, and the related consolidated statements of net earnings, stockholders’ equity and cash flows for the year then ended and our report dated June 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin
June 9, 2006

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15

Exhibits and Financial Statement Schedules

A. Exhibits, Financial Statements, and Supplemental Schedules

1. Financial Statements - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 2006, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings - Years ended March 31, 2006, 2005 and 2004

Consolidated Balance Sheets - March 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity - Years ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements - Years ended March 31, 2006, 2005 and 2004

Reports of Independent Registered Public Accounting Firms

Pages

2. Supplemental Schedule:

Schedule II —Valuation and Qualifying Accounts 16

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits:

	No 3	-
Articles of Incorporation and By-Laws - Incorporated by reference to exhibits 3.1, 3.2 and 3.3 the Company’s Form 10-Q/A filed August, 1995; as amended by exhibit 3 filed with the Company’s Form 10-K filed June 1996 as amended by exhibit 3(i) to the Company’s Form 8-K dated September 17, 1998; as amended by exhibit 3.3 to the Company’s form 8-K dated June 10, 2003.

	No. 4	-
Articles defining the rights of security holders - Incorporated by reference to the Company’s Form 10-Q/A filed August, 1995 as amended by amendments filed with the Company’s Form 10-K filed June 1996. Instrument defining the rights of any holder of Long-Term Debt - Incorporated by reference to Exhibit 99 to the Company’s Form 10-Q filed January 1995 as amended by Exhibit No. 4 of the Company’s Form 10-K filed June, 1997, amended by Exhibit 4 of the Company’s Form 10-Q and Form 10-Q/A filed November, 1997, as amended by amendments filed with the Company’s definitive proxy statement filed July, 1998 as amended by the Company’s 8-K dated June 10, 2003. The Company will furnish, upon request to the SEC, a copy of any instrument defining the rights of any holder of Long-Term Debt.

	No. 10	-
Material Contracts - Incorporated by reference to the Company’s Form 8-K dated February 24, 1995 for the First Amended and Restated Alliance Agreement and the First Amended and Restated Asset Purchase Agreement both with The Pillsbury Company amended by the Company’s Form 8-K dated June 11, 2002. Incorporated by reference to exhibit 10 to the Company's Form 10-K filed June 25, 2002 for an Indemnification Agreement dated January 31, 2002. Incorporated by reference to the Company’s 8-K dated June 10, 2003 for the Purchase Agreement by and among Seneca Foods Corporation, Chiquita Brands International, Inc. and Friday Holdings, L.C.C. dated as of March 6, 2003.

	No. 13	-
The material contained in the 2006 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report”, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith).

	No. 21	-	List of Subsidiaries (filed herewith)

	No. 23.1	-	Consent of BDO Seidman, LLP (filed herewith)

	No. 23.2	-	Consent of Ernst & Young LLP (filed herewith)

	No. 31.1	-	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	No. 31.2	-	Certification of Philip G. Paras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	No. 32	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of period	Charged/ (Credited) to income	Charged to other accounts	Deductions from reserve	Balance at end of period
Year-ended March 31, 2006:
Allowance for doubtful accounts	$ 625	$ (568)	$ —	$ (388) (c)	$ 445

Year-ended March 31, 2005: Allowance for doubtful accounts	$ 945	$ 913	$ —	$ 1,233 (a)	$ 625

Year-ended March 31, 2004: Allowance for doubtful accounts	$ 761	$ 694	$ 355 (b)	$ 155 (a)	$ 945

(a) Accounts written off, net of recoveries.

(b) Reclassified to accrued expense related to a liability for Chapter 11 preference payments received from a customer.

(c) Recoveries, net of accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION

By /s/Jeffrey L. Van Riper June 13, 2006
Jeffrey L. Van Riper
Controller and Secretary
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott	Chairman and Director	June 13, 2006
Arthur S. Wolcott

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, and Director	June 13, 2006

/s/Philip G. Paras	Chief Financial Officer	June 13, 2006
Philip G. Paras

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Controller and Secretary (Principal Accounting Officer)	June 13, 2006

/s/Arthur H. Baer	Director	June 13, 2006
Arthur H. Baer

/s/Andrew M. Boas	Director	June 13, 2006
Andrew M. Boas

/s/Robert T. Brady	Director	June 13, 2006
Robert T. Brady

/s/Douglas F. Brush	Director	June 13, 2006
Douglas F. Brush

/s/G. Brymer Humphreys	Director	June 13, 2006
G. Brymer Humphreys

/s/Thomas Paulson	Director	June 13, 2006
Thomas Paulson

/s/Susan W. Stuart	Director	June 13, 2006
Susan W. Stuart