Form 10-Q
period 2006-07-01
SENECA FOODS CORP /NY/
filed 2006-08-04
CIK 88948

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 1, 2006	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code 315/926-8100

Not Applicable
Former name, former address and former fiscal year,
if changed since last report

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer        Accelerated filer   X    Non-accelerated filer

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No   X

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 31, 2006
Common Stock Class A, $.25 Par	4,074,509
Common Stock Class B, $.25 Par	2,760,905

PART I ITEM 1 FINANCIAL INFORMATION
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited
	July 1, 2006	March 31, 2006
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,654	$6,046
Accounts Receivable, Net	40,669	46,618
Inventories:
Finished Goods	188,421	220,185
Work in Process	17,654	22,012
Raw Materials	95,166	65,095
	301,241	307,292
Off-Season Reserve (Note 2)	42,013	-
Deferred Income Tax Asset, Net	6,032	6,426
Assets Held For Sale	901	1,369
Other Current Assets	6,281	2,141
Total Current Assets	398,791	369,892
Property, Plant and Equipment, Net	146,648	148,501
Other Assets	1,155	5,273
Total Assets	$546,594	$523,666
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$55,483	$57,029
Accounts Payable	59,277	35,163
Accrued Expenses	37,446	32,312
Income Taxes Payable	2,853	6,090
Current Portion of Long-Term Debt and Capital
Lease Obligations	9,606	9,788
Total Current Liabilities	164,665	140,382
Long-Term Debt, Less Current Portion	137,564	138,813
Capital Lease Obligations, Less Current Portion	3,670	3,773
Deferred Income Taxes	6,608	7,538
Other Long-Term Liabilities	12,710	15,381
Total Liabilities	325,217	305,887
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	41,005	41,005
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	13,229	13,229
Common Stock $.25 Par Value Per Share	2,890	2,890
Paid in Capital	17,810	17,810
Accumulated Other Comprehensive Loss	(49)	-
Retained Earnings	146,240	142,593
Stockholders' Equity	221,377	217,779
Total Liabilities and Stockholders’ Equity	$546,594	$523,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	July 1, 2006	July 2, 2005

Net Sales	$148,341	$156,595

Costs and Expenses:
Cost of Product Sold	127,482	138,091
Selling and Administrative	11,979	10,969
Other Operating Income	(688)	(427)
Total Costs and Expenses	138,773	148,633
Operating Income	9,568	7,962
Interest Expense	3,628	4,020
Earnings Before Income Taxes	5,940	3,942

Income Taxes	2,281	1,522
Net Earnings	$3,659	$2,420

Earnings Applicable to Common Stock	$2,244	$1,465

Basic Earnings per Common Share	$0.33	$0.22

Diluted Earnings per Common Share	$0.33	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	July 1, 2006	July 2, 2005
Cash Flows from Operating Activities:
Net Earnings	$3,659	$2,420
Adjustments to Reconcile Net Earnings to
Net Cash Provided by (Used in) Operations:
Depreciation & Amortization	5,390	6,769
Gain on the Sale of Assets	(688)	(427)
Deferred Tax Benefit	(536)	(599)
Changes in Working Capital:
Accounts Receivable	9,499	8,241
Inventories	6,051	567
Off-Season Reserve	(42,013)	(39,472)
Other Current Assets	(4,140)	1,092
Income Taxes	(3,237)	565
Accounts Payable, Accrued Expenses
and Other Liabilities	26,891	19,551
Net Cash Provided by (Used in) Operations	876	(1,293)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(3,408)	(2,483)
Proceeds from the Sale of Assets	685	1,264
Net Cash Used in Investing Activities	(2,723)	(1,219)
Cash Flow from Financing Activities:
Payments on Notes Payable	(40,936)	(45,116)
Borrowing on Notes Payable	39,390	50,652
Long-Term Borrowing	43	-
Payments on Long-Term Debt and Capital Lease Obligations	(1,577)	(4,605)
Other	547	(591)
Dividends	(12)	(12)
Net Cash (Used in) Provided by Financing Activities	(2,545)	328
Net Decrease in Cash and Cash Equivalents	(4,392)	(2,184)
Cash and Cash Equivalents, Beginning of the Period	6,046	5,179
Cash and Cash Equivalents, End of the Period	$1,654	$2,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands)

July 1, 2006

1. Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of July 1, 2006 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2006 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three month period ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

In the three months ended July 1, 2006, the Company did not sell any product for cash, on a bill and hold basis, versus $11,796,000 for the three-months ended July 2, 2005 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”). Under the terms of the above bill and hold agreement, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company’s other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the 2006 Seneca Foods Corporation Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2006 Annual Report on Form 10-K.

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

3.
Comprehensive income totaled $3,610,000, including a $29,000 Net Unrealized Gain on Securities classified as available-for-sale, for the three months ended July 1, 2006 which are purchased solely for the Company’s 401(k) match and a $78,000 Net Unrealized Loss on a Natural Gas Hedge discussed below. Comprehensive income equaled Net Earnings for the three months ended July 2, 2005.

4.
During the first quarter of 2007, the Company entered into a Natural Gas Hedge in the form of a swap transaction where the Company purchased, on a forward basis, 50% of its requirements for natural gas during the June 1, 2006 to December 31, 2006 time frame at $7.00 per decatherm. The Company realized a $43,000 loss on this hedge during the first quarter of 2007, and marked the remaining hedge to market resulting in a Net Unrealized Loss on this hedge of $78,000 which was recorded as an Accumulated Other Comprehensive Loss on the Balance Sheet.

5.
In November 2004, the FASB (Financial Accounting Standards Board) issued Statement of Financial Accounting Standards No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. This statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. As required, the Company adopted SFAS 151 effective April 1, 2006. This statement did not have a material impact on the Company’s financial position or results of operations.

6.
During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Salem, Oregon which resulted in a restructuring charge of $1,461,000. During the quarter ended December 31, 2005, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility. The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000. With the closure of the Walla Walla facility in the fall of 2004, the Company’s labeling and warehousing requirements at the Salem location were dramatically reduced. The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.

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

8.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
Total expected
restructuring charge	$1,097	$5,287	$3,214	$9,598

Balance March 31, 2006	$169	$250	$2,687	$3,106
Cash payments	(10)		(195)	(205)
Balance July 1, 2006	$159	$250	$2,492	$2,901

Total costs incurred
to date	$938	$5,037	$722	$6,697

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

The remaining severance costs are expected to be paid prior to September 30, 2006. The other costs relate to outstanding lease payments which will be paid over the remaining lives of the corresponding lease terms, which are up to five years.

9.	Earnings per share (In thousands, except per share data):

Quarters Ended July 1, 2006 and July 2, 2005	2006	2005

Basic

Net Earnings	$3,659	$2,420
Deduct preferred stock dividends paid	6	6

Undistributed earnings	3,653	2,414
Earnings allocated to participating preferred	1,409	949

Earnings allocated to common shareholders	$2,244	$1,465

Weighted average common shares outstanding	6,835	6,753

Basis earnings per common share	$0.33	$0.22

Diluted

Earnings allocated to common shareholders	$2,244	$1,465
Add dividends on convertible preferred stock	5	5

Earnings applicable to common stock on a diluted basis	$2,249	$1,470

Weighted average common shares outstanding-basic	6,835	6,753
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	6,902	6,820

Diluted Earnings per common share	$0.33	$0.22

10.	The net periodic benefit cost for pension plans consist of:

	Three Months Ended
	July 1, 2006	July 2, 2005

Service Cost	$1,059	$940
Interest Cost	1,117	1,027
Expected Return on Plan Assets	(1,458)	(1,378)
Amortization of Transition Asset	(69)	(69)
Net Periodic Benefit Cost	$649	$520

During the three months ended July 1, 2006, the Company made no contributions to its defined benefit pension plans. No pension contributions are required during 2007.

11.	During June 2005, there were 114,242 shares of Participating Convertible Preferred Stock converted to Class A Common Stock.

12.	Certain previously reported amounts have been reclassified to conform to current period classification.

13.
During the first quarter of 2007, the Company sold a closed plant in Newark, New York and a receiving station in Pasco, Washington which resulted in gains of $282,000 and $406,000, respectively. These gains are included in Other Operating Income in the Statements of Net Earnings. Both of these facilities had been included in Assets Held For Sale on the Balance Sheet.

14.
The only changes in Stockholders’ Equity accounts for the quarter ended July 1, 2006, other than the Accumulated Other Comprehensive Loss described above, is an increase of $3,659,000 for Net Earnings and a reduction of $12,000 for dividends.

15.
Subsequent to the end of the quarter ended July 1, 2006, the Company began negotiations to acquire Signature Fruit Company, LLC. In conjunction with these negotiations, the Company deposited in escrow $5 million related to this potential transaction which is non-refundable under certain circumstances.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

July 1, 2006

Seneca Foods Corporation is primarily a vegetable processing company with manufacturing facilities located throughout the United States. Its products are sold under the Libby’s®, Aunt Nellie’s Farm Kitchen®, Stokely’s®, READ®, and Seneca® labels as well as through the private label and industrial markets. In addition, under an alliance with General Mills Operations, Inc. (GMOI), a successor to the Pillsbury Company and a subsidiary of General Mills, Inc., Seneca produces canned and frozen vegetables, which are sold by General Mills Operations, Inc. under the Green Giant® label.

The Company’s raw product is harvested mainly between June through November. The Company experienced favorable growing conditions last summer and early fall reflecting a combination of adequate heat units and moisture. These beneficial growing conditions favorably impacted crop yields and plant recovery rates, and further resulted in favorable manufacturing variances.

During fiscal 2005, the Company implemented a restructuring program which principally involved the closure of three processing facilities, including a green bean plant in upstate New York and corn plants in Wisconsin and Washington. The rationalization of the Company’s productive capacity: (1) improved the Company’s overall cost structure and competitive position; (2) addressed the excess capacity situation arising from the recent acquisition of Chiquita Processed Foods and decline in GMOI volume requirements; and (3) mitigated the effect of inflationary pressures on the Company’s raw material inputs such as steel and fuel.

During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Salem, Oregon which resulted in a restructuring charge of $1,461,000. During the quarter ended December 31, 2005, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility. The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000. With the closure of the Walla Walla facility in the fall of 2004, the Company’s labeling and warehousing requirements at the Salem location were dramatically reduced. The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.

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

The fiscal 2006 asparagus harvest, completed in the first quarter, represented a partial pack as GMOI moved the production of asparagus offshore from the Dayton, Washington manufacturing facility. As fiscal 2006 represents the final year of operation for the Dayton, Washington facility, the Company and GMOI have negotiated a definitive agreement related to the pending closure of this facility. Under the terms of the agreement, any costs incurred by the Company related to the asparagus production prior to March 31, 2006 were paid by GMOI. The Company retained ownership of the real estate associated with the Dayton facility. In addition, the manufacturing equipment of the Dayton facility was either conveyed to GMOI, redeployed by the Company, or salvaged. GMOI reduced the principal balance of the $43.1 million secured nonrecourse subordinated promissory note by $0.6 million, which represents the net book value of the equipment to be conveyed to GMOI or salvaged.

Results of Operations:

Sales:

First quarter results include Net Sales of $148.3 million, which represent a 5.3% reduction from the first quarter of fiscal 2006. This sales decrease primarily reflects a planned decrease in Green Giant Alliance sales of $20.3 million partially offset by canned vegetable sales increase of $13.7 million from growth in retail sales.

The following table presents the changes by business:

	Three Months Ended
	July 1, 2006	July 2, 2005
Canned Vegetables	$130.1	$116.4
Green Giant Alliance	3.1	23.4
Frozen Vegetables	6.6	6.4
Fruit and Chip Products	5.2	7.7
Other	3.3	2.7
	$148.3	$156.6

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended
	July 1, 2006	July 2, 2005
Gross Margin	14.1%	11.8%

Selling	4.9%	3.7%
Administrative	3.2%	3.3%
Other Operating Income	-0.5%	-0.3%

Operating Income	6.5%	5.1%

Interest Expense	2.4%	2.6%

For the three month period ended July 1, 2006, the gross margin increased from 11.9% to 14.1% reflecting favorable manufacturing variances associated with the excellent growing season last year which drove improved crop yields and plant recovery rates. Furthermore, the Company’s overall cost structure benefited from the closure of three processing facilities in connection with the plant restructuring program implemented in 2005.

Interest decreased as a percentage of sales from 2.6% to 2.4% primarily due to lower average seasonal borrowings during the three-month period ended July 1, 2006 as compared to the three-month period end July 2, 2005.

Income Taxes:

The effective tax rate was 38.4% and 39.0% for the three month periods ended July 1, 2006 and July 2, 2005, respectively. The reduction in the rate reflects the impact of the second phase of the Manufacturers Credit on the Company’s effective tax rate. The American Jobs Creation Act of 2004 created the Manufacturers Credit which is commonly referred to as Section 199. Under this new law, once fully phased in, manufacturers will receive a nine percent tax credit for certain qualifying production activities income for the taxable year. This credit is limited to 50 percent of W-2 wages for the taxable year.

Earnings per Share

Basic and diluted earnings per share were $0.33 and $0.22 for the three months ended July 1, 2006 and July 2, 2005, respectively. For details of the calculation of these amounts, refer to footnote 8 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:
The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):

	June		March
	2006	2005	2006	2005
Working Capital:
Balance	$234,126	$209,292	$229,510	$205,430
Change in Quarter	4,616	3,862	-	-
Notes Payable	55,483	66,269	57,029	60,733
Long-Term Debt	141,234	152,430	142,586	154,125
Current Ratio	2.42	2.19	2.63	2.34

As shown in the Condensed Consolidated Statements of Cash Flows, Cash Provided by Operating Activities was $876,000 in the first quarter of 2007, compared to Cash Used by Operating Activities of $1,293,000 in the first quarter of 2006. The $2,169,000 increase in cash generation is primarily a result of improved operating earnings of $9.6 million in the first quarter of 2007 as compared to $8.0 million in the first quarter of 2006.

In addition, as compared to July 2, 2005, Inventory increased $9.8 million (including the Off Season Reserve, which is $2.5 million). The Inventory increase primarily reflects a $4.4 million increase (including the Off Season Reserve increase) in Finished Goods, a $8.2 million decrease in Work in Process and $13.9 million increase in Raw Materials. The Finished Goods increase reflects a larger harvest this year. The Work in Process decrease and the Raw Materials increase are both due to Cans and Ends which net to $6.0 million increase between the two categories due to increased internalization of production of Cans and Ends.

Cash Used in Investing Activities was $2.7 million in the first quarter of 2007 compared to $1.2 million in the first three quarter of 2006. Additions to Property, Plant and Equipment were $3.4 million in fiscal 2007 as compared to $2.5 million in fiscal 2006. In 2007, there were no significant capital projects.

Cash Used in Financing Activities was $2.5 million in the first quarter of 2007, principally consisting of the repayment of $1.6 million of Long-Term Debt. Cash Provided by Financing Activities of $0.3 million in the first quarter of 2006 included the issuance of $5.5 million of Notes Payable partially offset by the repayment of $4.6 million of Long-Term Debt.

In connection with the May 27, 2003 acquisition of Chiquita Processed Foods, the Company entered into a $200 million revolving credit facility (subsequently reduced to $125 million at the request of the Company) with a five-year term to finance its seasonal working capital requirements. During the first quarter of 2006, the Company and its lenders extended the term of the Revolver for an additional year with a final maturity date of May 27, 2009. The Company reduced the Revolver from $125 million to $100 million in the fourth quarter of fiscal 2006. In the first quarter of fiscal 2007, the Company and its lenders extended the term of the Revolver for an additional two years with a final maturity date of July 31, 2011. We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

The Company’s credit facilities contain various financial covenants. At July 1, 2006, the Company was in compliance with all such financial covenants.

Seasonality

The Company's revenues typically have been higher in the second and third quarters, primarily because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to General Mills Operations, Inc. at the end of each pack cycle. The two largest commodities are peas and corn, which are sold in the second and third quarters, respectively. See the Critical Accounting Policies section below for further details. In addition, our non Green Giant sales have exhibited seasonality with the third quarter generating the highest sales. This quarter reflects increased sales of the Company’s products during the holiday period.

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

Critical Accounting Policies

In the three months ended July 1, 2006, the Company did not sell any product for cash, on a bill and hold basis, versus $11,796,000 for the three-months ended July 2, 2005 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”). Under the terms of the above bill and hold agreement, title of the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company’s other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

Trade promotions are an important component of the sales and marketing of the Company’s branded products, and are critical to the support of the business. Trade promotion costs, which are recorded as a reduction of net sales, include amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to retailers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the retailer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

Recently issued accounting standards have been considered by the Company and are not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. During fiscal 2006, the Company entered into a natural gas hedge for 50% of its requirements during the production season. There have been no other material changes to the Company’s exposure to market risk since March 31, 2006.

ITEM 4 Controls and Procedures

The Company maintains a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis. The Company’s Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 1, 2006, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
04/01/06 - 04/30/06	14,000	-	$20.87	-	N/A	N/A
05/01/06 - 05/31/06	-	-	-	-	N/A	N/A
06/01/06 - 06/30/06	4,500	-	$23.93	-	N/A	N/A
Total	18,500	-	$21.62	-	N/A	N/A
__________
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
August 4, 2006
Kraig H. Kayser
President and
Chief Executive Officer

/s/Jeffrey L. Van Riper
August 4, 2006
Jeffrey L. Van Riper
Controller and
Chief Accounting Officer