Form 10-Q
period 2006-09-30
SENECA FOODS CORP /NY/
filed 2006-11-08
CIK 88948

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No   X

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 31, 2006
Common Stock Class A, $.25 Par	4,807,994
Common Stock Class B, $.25 Par	2,760,905

PART I ITEM 1 FINANCIAL INFORMATION
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited
	September 30, 2006	March 31, 2006
ASSETS

Current Assets:
Cash and Cash Equivalents	$7,314	$6,046
Accounts Receivable, Net	89,146	46,618
Inventories:
Finished Goods	592,044	220,185
Work in Process	68,714	22,012
Raw Materials	42,676	65,095
	703,434	307,292
Off-Season Reserve (Note 2)	(93,148)	-
Deferred Income Tax Asset, Net	5,996	6,426
Assets Held For Sale	22,342	1,369
Other Current Assets	4,921	2,141
Total Current Assets	740,005	369,892
Property, Plant and Equipment, Net	176,102	148,501
Other Assets	3,219	5,273
Total Assets	$919,326	$523,666
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$57,029
Accounts Payable	214,948	35,163
Accrued Expenses	64,975	32,312
Income Taxes Payable	4,286	6,090
Current Portion of Long-Term Debt and Capital
Lease Obligations	9,188	9,788
Total Current Liabilities	293,397	140,382
Long-Term Debt, Less Current Portion	344,469	138,813
Capital Lease Obligations, Less Current Portion	29	3,773
Deferred Income Taxes	5,115	7,538
Other Long-Term Liabilities	21,272	15,381
Total Liabilities	664,282	305,887
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	35,753	41,005
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	8,684	13,229
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	-
Common Stock $.25 Par Value Per Share	3,073	2,890
Paid in Capital	28,209	17,810
Accumulated Other Comprehensive Income	94	-
Retained Earnings	153,979	142,593
Stockholders' Equity	255,044	217,779
Total Liabilities and Stockholders’ Equity	$919,326	$523,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net Sales	$283,324	$244,169	$431,665	$400,764

Costs and Expenses:
Cost of Product Sold	249,098	219,213	376,580	357,304
Selling and Administrative	15,628	11,750	27,607	22,719
Plant Restructuring	-	1,461	-	1,461
Other Operating (Income) Loss	(1,278)	1,832	(1,966)	1,405
Total Costs and Expenses	263,448	234,256	402,221	382,889
Operating Income	19,876	9,913	29,444	17,875
Interest Expense	6,188	3,909	9,816	7,929
Earnings Before Income Taxes	13,688	6,004	19,628	9,946

Income Taxes	5,165	2,317	7,446	3,839
Net Earnings	$8,523	$3,687	$12,182	$6,107

Earnings Applicable to Common Stock	$4,865	$2,259	$7,082	$3,720

Basic Earnings per Common Share	$0.65	$0.33	$0.99	$0.55

Diluted Earnings per Common Share	$0.65	$0.33	$0.99	$0.54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	September 30, 2006	October 1, 2005
Cash Flows from Operating Activities:
Net Earnings	$12,182	$6,107
Adjustments to Reconcile Net Earnings to
Net Cash Provided by (Used in) Operations:
Depreciation & Amortization	11,229	12,454
Gain on the Sale of Assets	(1,966)	(427)
Other Non-Cash Expense	-	1,832
Deferred Tax Benefit	(1,993)	(1,595)
Changes in Working Capital (excluding the effects of
business combination)
Accounts Receivable	(27,586)	(10,089)
Inventories	(318,685)	(260,524)
Off-Season Reserve	101,517	85,514
Other Current Assets	1,815	3,396
Income Taxes	(1,804)	1,856
Accounts Payable, Accrued Expenses
and Other Liabilities	176,199	167,319
Net Cash Provided by (Used in) Operations	(49,092)	5,843
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(8,105)	(5,431)
Acquisition	(22,288)	-
Cash Received from Acquisition	952	-
Proceeds from the Sale of Assets	3,644	625
Net Cash Used in Investing Activities	(25,797)	(4,806)
Cash Flow from Financing Activities:
Payments on Notes Payable	(40,936)	(141,875)
Borrowing on Notes Payable	39,390	148,491
Long-Term Borrowing	146,093	83
Payments on Long-Term Debt and Capital Lease Obligations	(69,079)	(8,506)
Other	701	239
Dividends	(12)	(12)
Net Cash Provided by (Used in)Financing Activities	76,157	(1,580)
Net Increase (Decrease) in Cash and Cash Equivalents	1,268	(543)
Cash and Cash Equivalents, Beginning of the Period	6,046	5,179
Cash and Cash Equivalents, End of the Period	$7,314	$4,636
Supplemental information of non-cash investing and financing activities:

$25.0 million of Preferred Stock was issued in partial consideration for the Signature acquisition in 2006. A dividend of $784,000 was recorded based on the beneficial conversion of this Preferred Stock for the difference between the exercise price of $24.385 and the average price when the acquisition was announced. The Company assumed $45.5 million of long-term debt related to the Signature acquisition.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands)

September 30, 2006

1. Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of September 30, 2006 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2006 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the six month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

In the six months ended September 30, 2006, the Company sold product for cash, on a bill and hold basis of $44,107,000 versus $79,088,000 for the six-months ended October 1, 2005 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”). Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company’s other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

In the three months ended October 1, 2005, the Company recorded a change in estimate related to the reduction in estimated exposure to health care expenses which increased Earnings Before Income Taxes and Net Earnings by $296,000 and $182,000, respectively. This change in estimate also increased Basic Earnings Per Share and Diluted Earnings Per Share by $.02. The change in estimate, together with the previously reported health care estimate change for the first quarter ended July 2, 2005, resulted in an increase in Earnings Before Income Taxes and Net Earnings of $1,276,000 and $784,000, respectively for the first half of 2006. The change in estimate also increased the first half of 2006 Basic Earnings Per Share and Diluted Earnings Per Share by $.07.

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

3.
For the six months ended September 30, 2006, Comprehensive income totaled $3,610,000, including a $132,000 Net Unrealized Gain on Securities classified as available-for-sale, which are purchased solely for the Company’s 401(k) match and a $38,000 Net Unrealized Loss on a Natural Gas Hedge discussed below. Comprehensive income equaled Net Earnings for the three and six months ended October 1, 2005.

4.
During the first quarter of 2007, the Company entered into a Natural Gas Hedge in the form of a swap transaction where the Company purchased, on a forward basis, 50% of its requirements for natural gas during the June 1, 2006 to December 31, 2006 time frame at $7.00 per decatherm. The Company realized a $429,000 loss on this hedge during the first half of 2007, and marked the remaining hedge to market resulting in a Net Unrealized Loss on this hedge of $38,000 which was recorded as an Accumulated Other Comprehensive Loss on the Balance Sheet.

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

9.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
Total expected
restructuring charge	$1,097	$5,287	$3,214	$9,598

Balance March 31, 2006	$169	$250	$2,687	$3,106
Cash payments	(138)		(389)	(527)
Balance September 30, 2006	$31	$250	$2,298	$2,579

Total costs incurred
to date	$1,066	$5,037	$916	$7,019

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

The remaining severance costs are expected to be paid prior to December 30, 2006. The other costs relate to outstanding lease payments which will be paid over the remaining lives of the corresponding lease terms, which are up to five years.

10.	Earnings per share (In thousands, except per share data):

Quarters and Year-to-date Periods Ended	Q U A R T E R		Y E A R T O D A T E
September 30, 2006 and October 1, 2005	2006	2005	2006	2005
	(In thousands, except share amounts)
Basic

Net Earnings	$8,523	$3,687	$12,182	$6,107
Deduct preferred stock dividends paid	790	6	796	12

Undistributed earnings	7,733	3,681	11,386	6,095
Earnings allocated to participating preferred	2,868	1,422	4,304	2,375

Earnings allocated to common shareholders	$4,865	$2,259	$7,082	$3,720

Weighted average common shares outstanding	7,429	6,829	7,132	6,791

Basis earnings per common share	$0.65	$0.33	$0.99	$0.55

Diluted

Earnings allocated to common shareholders	$4,865	$2,259	$7,082	$3,720
Add dividends on convertible preferred stock	5	5	10	10

Earnings applicable to common stock on a diluted basis	$4,870	$2,264	$7,092	$3,730

Weighted average common shares outstanding-basic	7,429	6,829	7,132	6,791
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	7,496	6,896	7,199	6,858

Diluted Earnings per common share	$0.65	$0.33	$0.99	$0.54

11.	The net periodic benefit cost for pension plans consist of:
	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service Cost	$1,021	$1,259	$2,080	$2,199
Interest Cost	1,118	1,027	2,235	2,054
Expected Return on Plan Assets	(1,459)	(1,377)	(2,917)	(2,755)
Amortization of Transition Asset	(69)	(69)	(138)	(138)
Net Periodic Benefit Cost	$611	$840	$1,260	$1,360

During the six months ended September 30, 2006, the Company made no contributions to its defined benefit pension plans. No pension contributions are required during 2007.

12.	During the six month period ended September 2006, there were 738,985 shares or $9,797,000 of Participating Convertible Preferred Stock converted to Class A Common Stock.

13.	Certain previously reported amounts have been reclassified to conform to current period classification.

14.
During the first quarter of 2007, the Company sold a closed plant in Newark, New York and a receiving station in Pasco, Washington which resulted in gains of $282,000 and $406,000, respectively. During the second quarter of 2007, the Company sold a closed plant in East Williamson, New York which resulted in a gain of $1,610,000 and a warehouse facility in New Plymouth, Idaho which resulted in a loss of $321,000. These gains and losses are included in Other Operating Income in the Statements of Net Earnings. Each of these facilities had been included in Assets Held For Sale on the Balance Sheet.

15.
The only changes in Stockholders’ Equity accounts for the six months period ended September 30, 2006, other than the Accumulated Other Comprehensive Loss described above, is an increase of $12,182,000 for Net Earnings ,a reduction of $12,000 for preferred cash dividends and non-cash dividend of $784,000 related to the beneficial conversion of new Participating Preferred Stock issued in partial consideration for the purchase of Signature Fruit Company, LLC.

16.
In September 2006, the FASB issued Statement of Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. The Company has evaluated the impact that the implementation of SFAS No. 158 will have on its financial statements. Utilizing current assumptions, which may change by the March 31, 2007 measurement date, the Company anticipates an approximate $2.9 million after-tax decrease to accumulated other comprehensive income, which would result in a reduction to stockholders’ equity. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.

17.
In July 2006, the FASB issued Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company plans to adopt the pronouncement in the first quarter of fiscal 2008. The Company is in the process of evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

18.
On August 18, 2006, the Company completed its acquisition of 100% of the membership interest in Signature Fruit Company, LLC (“Signature”) from John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings into the canned fruit business; and (2) to take advantage of distribution efficiencies by combining vegetables and fruits on shipments since the customer base of the two companies is similar. The purchase price totaled $47.3 million plus the assumption of certain liabilities. This acquisition was financed with proceeds from a newly expanded $250.0 million revolving credit facility, and $25.0 million of the Company’s Participating Convertible Preferred Stock. The Preferred Stock is convertible into the Company’s Class A Common Stock on a one-for-one basis subject to antidilution adjustments. The Preferred Stock was valued at $24.385 per share based on the market value of the Class A Common Stock during the 30 day average period prior to the acquisition. A dividend of $784,000 was recorded based on the beneficial conversion of this Preferred Stock for the difference between the exercise price of $24.385 and the average price when the acquisition was announced. The purchase price to acquire Signature was allocated based on the internally developed fair value of the assets and liabilities acquired and is subject to revision after the results of the independent valuation of property, plant, and equipment becomes available. The purchase price of $47.3 million has been calculated as follows (in millions):

Cash	$20.0
Issuance of convertible preferred stock	25.0
Closing costs	2.3
Purchase Price	$47.3

The total purchase price of the transaction has been allocated as follows:
Current assets	$125.2
Property, plant and equipment	31.0
Other assets	2.3
Current liabilities	(57.7)
Long-term debt	(45.5)
Other non-current liabilities	(8.0)
Total	$47.3
:

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements. As of September 30, 2006, the outstanding balance of the Revolver was $162.7 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

September 30, 2006

Seneca Foods Corporation is primarily a vegetable and fruit processing company with manufacturing facilities located throughout the United States. Its products are sold under the Libby’s®, Aunt Nellie’s Farm Kitchen®, Stokely’s®, READ®, and Seneca® labels as well as through the private label and industrial markets. In addition, under an alliance with General Mills Operations, Inc. (GMOI), a successor to the Pillsbury Company and a subsidiary of General Mills, Inc., Seneca produces canned and frozen vegetables, which are sold by General Mills Operations, Inc. under the Green Giant® label.

The Company’s raw product is harvested mainly between June through November. The Company experienced favorable growing conditions last summer and early fall reflecting a combination of adequate heat units and moisture. These beneficial growing conditions favorably impacted crop yields and plant recovery rates, and further resulted in favorable manufacturing variances.

On August 18, 2006, the Company completed its acquisition of 100% of the membership interest in Signature Fruit Company, LLC (“Signature”) from John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings into the canned fruit business; and (2) to take advantage of distribution efficiencies by combining vegetables and fruits on shipments since the customer base of the two companies is similar. The purchase price totaled $47.3 million plus the assumption of certain liabilities. This acquisition was financed with proceeds from a newly expanded $250.0 million revolving credit facility, and $25.0 million of the Company’s Participating Convertible Preferred Stock. The Preferred Stock is convertible into the Company’s Class A Common Stock on a one-for-one basis subject to antidilution adjustments. The Preferred Stock was valued at $24.385 per share based on the market value of the Class A Common Stock during the 30 day average period prior to the acquisition. A dividend of $784,000 was recorded based on the beneficial conversion of this Preferred Stock for the difference between the exercise price of $24.385 and the average price when the acquisition was announced. The purchase price to acquire Signature was allocated based on the internally developed fair value of the assets and liabilities acquired and is subject to revision after the results of the independent valuation of property, plant, and equipment becomes available. The purchase price of $47.3 million has been calculated as follows (in millions):

Cash	$20.0
Issuance of convertible preferred stock	25.0
Closing costs	2.3
Purchase Price	$47.3

The total purchase price of the transaction has been allocated as follows:
Current assets	$125.2
Property, plant and equipment	31.0
Other assets	2.3
Current liabilities	(57.7)
Long-term debt	(45.5)
Other non-current liabilities	(8.0)
Total	$47.3

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements. As of September 30, 2006, the outstanding balance of the Revolver was $162.7 million.

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

Results of Operations:

Sales:

Second quarter results include Net Sales of $283.3 million, which represent a 16.0% increase, or $39.1 million from the second quarter of fiscal 2006. This sales increase primarily reflects two months of sales from the Signature Fruit acquisition which amounted to $47.1 million and a canned vegetable sales increase of $15.6 million from growth in retail sales, partially offset by a planned decrease in Green Giant Alliance sales of $26.2 million.

Six months ended September 30, 2006 include Net Sales of $431.7 million, which represent a 7.7% increase, or $30.9 million compared to the prior year. The sales increase reflects the aforementioned second quarter Signature Fruit acquisition which amounted to $47.1 million in sales and a $27.5 million increase in canned vegetable sales from growth in retail sales. These increases were partially offset by a planned decrease Green Giant Alliance sales of $46.7 million.

The following table presents the changes by business:

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Canned Vegetables	$150.0	$134.4	$280.2	$252.7
Green Giant Alliance	67.9	94.1	70.9	117.6
Frozen Vegetables	9.1	6.6	15.6	13.0
Fruit and Chip Products	51.6	5.8	56.9	11.4
Other	4.7	3.3	8.1	6.1
	$283.3	$244.2	$431.7	$400.8

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended		Six Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Gross Margin	12.1%	10.3%	12.8%	10.9%

Selling	3.2%	2.8%	3.8%	3.1%
Administrative	2.3%	2.0%	2.6%	2.5%
Plant Restructuring		0.6%		0.4%
Other Operating Income	-0.5%	0.8%	-0.5%	0.4%

Operating Income	7.1%	4.1%	6.9%	4.5%

Interest Expense	2.2%	1.6%	2.3%	2.0%

For the three month period ended September 30, 2006, the gross margin increased from 10.3% to 12.1% reflecting favorable manufacturing variances associated with the excellent growing season last year which drove improved crop yields and plant recovery rates. Furthermore, the Company’s overall cost structure benefited from the closure of three processing facilities in connection with the plant restructuring program implemented in 2005.

For the six month period ended September 30, 2006, the gross margin increased from 10.9% to 12.8% reflecting favorable manufacturing variances associated with the excellent growing season last year which drove improved crop yields and plant recovery rates. Furthermore, the Company’s overall cost structure benefited from the closure of three processing facilities in connection with the plant restructuring program implemented in 2005.

The selling percent increase in 2006 for both and quarter and year-to-date periods was primarily as a result of the lower Green Giant alliance sales which have no selling costs.

The Plant Restructuring cost of $1.5 million related to the elimination of the Salem, Oregon labeling operation impacted the 2005 second quarter and year-to-date operating results.

Interest increased as a percentage of sales from 1.6% to 2.2% primarily due to higher average borrowings during the three-month period ended September 30, 2006 as compared to the three-month period end October 1, 2005 due to the Signature acquisition and the debt assumed in the acquisition and the large vegetable crop which resulted in higher inventories.

Income Taxes:

The effective tax rate was 37.9% and 38.6% for the six month periods ended September 30, 2006 and October 1, 2005, respectively. The reduction in the rate reflects the impact of the second phase of the Manufacturers Credit on the Company’s effective tax rate. The American Jobs Creation Act of 2004 created the Manufacturers Credit which is commonly referred to as Section 199. Under this new law, once fully phased in, manufacturers will receive a nine percent tax credit for certain qualifying production activities income for the taxable year. This credit is limited to 50 percent of W-2 wages for the taxable year.

Earnings per Share

Basic per share were $1.06 and $0.55 for the six months ended September 30, 2006 and October 1, 2005, respectively. Diluted earnings per share were $1.05 and $0.54 for the six months ended September 30, 2006 and October 1, 2005, respectively. For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:
The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):

	September		March
	2006	2005	2006	2005
Working Capital:
Balance	$446,608	$209,292	$229,510	$205,430
Change in Quarter	212,482	3,862	-	-
Notes Payable	-	66,269	57,029	60,733
Long-Term Debt	344,498	152,430	142,586	154,125
Current Ratio	2.52	2.19	2.63	2.34

As shown in the Condensed Consolidated Statements of Cash Flows, Cash Used by Operating Activities was $49.1 million in the first half of 2007, compared to Cash Provided by Operating Activities of $5.8 million in the first half of 2006. The $54.9 million decrease in cash generation is primarily a result of the acquisition of Signature Fruit just prior to the fruit production period where a major increase in Inventory took place that did not result a substantial increase in Accounts Payable since the terms of payment were relatively short. This was partially offset by the improved net earnings of $12.2 million in the first half of 2007 as compared to $6.1 million in the first half of 2006.

As compared to October 1, 2005, Inventory increased $42.2 million (net of the Off Season Reserve, which was $16.0 million). The Inventory increase primarily reflects a $35.7 million increase (net of the Off Season Reserve increase) in Finished Goods, a $6.2 million increase in Work in Process and $0.3 million increase in Raw Materials. The Finished Goods increase reflects a larger harvest this year and the Signature acquisition discussed above. The Work in Process increase and the Raw Materials increase are both due to Cans and Ends which net to $6.5 million increase between the two categories due to increased internalization of production of Cans and Ends.

Cash Used in Investing Activities was $25.8 million in the first half of 2007 compared to $4.8 million in the first half half of 2006. The Signature acquisition in 2007 totaling $22.3 million was the major reason for this change. Additions to Property, Plant and Equipment were $8.1 million in fiscal 2007 as compared to $5.4 million in fiscal 2006. In 2007, there were no significant capital projects.

Cash Provided by Financing Activities was $76.2 million in the first half of 2007, principally consisting of borrowing on the revolving credit facility of $185.3 million and the repayment of $69.1 million of Long-Term Debt. Cash Used in Financing Activities of $1.6 million in the first half of 2006 included the issuance of $8.5 million of Notes Payable partially offset by the repayment of $6.6 million of Long-Term Debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements. As of September 30, 2006, the outstanding balance of the Revolver was $162.7 million. We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

The Company’s credit facilities contain various financial covenants. At September 30, 2006, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the six-months ended September 30, 2006, the Company sold product for cash, on a bill and hold basis $44,107,000, versus $79,088,000 for the six-months ended October 1, 2005 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”). Under the terms of the above bill and hold agreement, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company’s other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

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

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. During fiscal 2007, the Company entered into a natural gas hedge for 50% of its requirements during the production season. There have been no other material changes to the Company’s exposure to market risk since March 31, 2006.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
07/01/06 - 07/31/06	5,000	-	$25.75	-	N/A	N/A
08/01/06 - 08/31/06	-	-	-	-	N/A	N/A
09/01/06 - 09/30/06	-	-	-	-	N/A	N/A
Total	5,000	-	$25.75	-	N/A	N/A
__________
(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
(Company)

/s/Kraig H. Kayser
November 8, 2006
Kraig H. Kayser
President and
Chief Executive Officer

/s/Jeffrey L. Van Riper
November 8, 2006
Jeffrey L. Van Riper
Controller and
Chief Accounting Officer