Form 10-Q
period 2006-12-30
SENECA FOODS CORP /NY/
filed 2007-02-07
CIK 88948

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 30, 2006	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No   X

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 31, 2007
Common Stock Class A, $.25 Par	4,811,684
Common Stock Class B, $.25 Par	2,760,905

PART I ITEM 1 FINANCIAL INFORMATION
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited
	December 30, 2006	March 31, 2006
ASSETS

Current Assets:
Cash and Cash Equivalents	$3,749	$6,046
Accounts Receivable, Net	76,964	46,618
Inventories:
Finished Goods	406,063	220,185
Work in Process	33,665	22,012
Raw Materials	47,043	65,095
	486,771	307,292
Off-Season Reserve (Note 2)	(66,958)	-
Deferred Income Tax Asset, Net	6,535	6,426
Assets Held For Sale	28,000	1,369
Other Current Assets	979	2,141
Total Current Assets	536,040	369,892
Property, Plant and Equipment, Net	171,419	148,501
Other Assets	3,187	5,273
Total Assets	$710,646	$523,666
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$57,029
Accounts Payable	61,480	35,163
Accrued Expenses	49,073	32,312
Income Taxes Payable	8,180	6,090
Current Portion of Long-Term Debt and Capital
Lease Obligations	9,993	9,788
Total Current Liabilities	128,726	140,382
Long-Term Debt, Less Current Portion	290,399	138,813
Capital Lease Obligations, Less Current Portion	-	3,773
Deferred Income Taxes	5,805	7,538
Other Long-Term Liabilities	19,380	15,381
Total Liabilities	444,310	305,887
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	35,714	41,005
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	8,677	13,229
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	-
Common Stock $.25 Par Value Per Share	3,074	2,890
Paid in Capital	28,253	17,810
Accumulated Other Comprehensive Income	77	-
Retained Earnings	165,289	142,593
Stockholders' Equity	266,336	217,779
Total Liabilities and Stockholders’ Equity	$710,646	$523,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005

Net Sales	$391,012	$316,253	$822,677	$717,017

Costs and Expenses:
Cost of Product Sold	353,668	290,007	730,248	647,311
Selling and Administrative	16,347	11,971	43,954	34,690
Plant Restructuring	374	290	374	1,751
Other Operating (Income) Loss	(3,193)	(563)	(5,159)	842
Total Costs and Expenses	367,196	301,705	769,417	684,594
Operating Income	23,816	14,548	53,260	32,423
Interest Expense	5,675	3,918	15,491	11,847
Earnings Before Income Taxes	18,141	10,630	37,769	20,576

Income Taxes	6,819	3,694	14,265	7,533
Net Earnings	$11,322	$6,936	$23,504	$13,043

Earnings Applicable to Common Stock	$7,051	$4,254	$14,130	$7,966

Basic Earnings per Common Share	$0.93	$0.62	$1.94	$1.17

Diluted Earnings per Common Share	$0.92	$0.62	$1.93	$1.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	December 30, 2006	December 31, 2005
Cash Flows from Operating Activities:
Net Earnings	$23,504	$13,043
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	17,380	17,946
Gain on the Sale of Assets	(5,159)	(990)
Non-Cash Disposal of Property and Equipment	-	1,832
Deferred Tax Benefit	(1,842)	(1,906)
Changes in Working Capital (excluding effects of
business combination):
Accounts Receivable	(15,110)	(5,144)
Inventories	(102,022)	(85,958)
Off-Season Reserve	75,327	56,218
Other Current Assets	5,757	4,961
Income Taxes	2,090	1,694
Accounts Payable, Accrued Expenses
and Other Liabilities	6,817	(305)
Net Cash Provided by Operations	6,742	1,391
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(14,611)	(8,225)
Cash Paid For Acquisition	(22,288)	-
Cash Received from Acquisition	952	-
Proceeds from the Sale of Assets	4,040	1,247
Net Cash Used in Investing Activities	(31,907)	(6,978)
Cash Flow from Financing Activities:
Payments on Notes Payable	(40,936)	(285,651)
Borrowing on Notes Payable	39,390	304,409
Long-Term Borrowing	371,475	83
Payments on Long-Term Debt and Capital Lease Obligations	(347,755)	(14,139)
Other	706	330
Dividends Paid	(12)	(12)
Net Cash Provided by Financing Activities	22,868	5,020
Net Decrease in Cash and Cash Equivalents	(2,297)	(567)
Cash and Cash Equivalents, Beginning of the Period	6,046	5,179
Cash and Cash Equivalents, End of the Period	$3,749	$4,612
Supplemental information of non-cash investing and financing activities:

$25.0 million of Preferred Stock was issued in partial consideration for the Signature acquisition in 2006. A dividend of $784,000 was recorded based on the beneficial conversion of this Preferred Stock for the difference between the exercise price of $24.385 and the average price when the acquisition was announced. The Company assumed $45.5 million of Signature long-term debt.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In Thousands)

December 30, 2006

            1. Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 30, 2006 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2006 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the nine month period ended December 30, 2006 are not necessarily indicative of the results to be expected for the full year.

In the nine months ended December 30, 2006, the Company sold product for cash, on a bill and hold basis of $181,468,000 versus $186,451,000 for the nine months ended December 31, 2005 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”). Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company’s other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

In the three months ended October 1, 2005, the Company recorded a change in estimate related to the reduction in estimated exposure to health care expenses which increased Earnings Before Income Taxes and Net Earnings by $296,000 and $182,000, respectively. This change in estimate also increased Basic Earnings Per Share and Diluted Earnings Per Share by $.02. The change in estimate, together with the previously reported health care estimate change for the first fiscal quarter ended July 2, 2005, resulted in an increase in Earnings Before Income Taxes and Net Earnings of $1,276,000 and $784,000, respectively for the first two fiscal quarters of 2006. The change in estimate also increased the first half of 2006 Basic Earnings Per Share and Diluted Earnings Per Share by $.07.

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

3.
The fiscal 2006 asparagus harvest, completed in the first fiscal quarter, represented a partial pack as GMOI moved the production of asparagus offshore from the Dayton, Washington manufacturing facility. As fiscal 2006 represents the final year of operation for the Dayton, Washington facility, the Company and GMOI have negotiated a definitive agreement related to the pending closure of this facility. Under the terms of the agreement, any costs incurred by the Company related to the asparagus production prior to March 31, 2006 were paid by GMOI. The Company retained ownership of the real estate associated with the Dayton facility. In addition, the manufacturing equipment of the Dayton facility was either conveyed to GMOI, redeployed by the Company, or salvaged. GMOI reduced the principal balance of the $43.1 million secured nonrecourse subordinated promissory note by $0.6 million in November 2005, which represents the net book value of the equipment to be conveyed to GMOI or salvaged.

4.
The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances, which essentially represent a contra-inventory account, are zero at fiscal year end. Depending on the time of year, Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date or the excess of incurred expenses over absorbed expenses to date. Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.

5.
During the quarter ended October 1, 2005, as of result of a detailed review of property, plant and equipment at each plant, the Company recorded a non-cash loss on disposal of property and equipment of $1,832,000 which was included in Other Expense (Income) (net) in the Unaudited Condensed Consolidated Statements of Net Earnings.

6.
During the first fiscal quarter of 2007, the Company entered into a Natural Gas Hedge in the form of a swap transaction where the Company purchased, on a forward basis, 50% of its requirements for natural gas during the June 1, 2006 to December 31, 2006 time frame at $7.00 per decatherm. The Company realized a $381,000 loss on this hedge during the nine months ended December 30, 2006. No hedging transactions remain open as of December 30, 2006.

7.
During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Oregon which resulted in a restructuring charge of $1,461,000. During the quarter ended December 31, 2005, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility. The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000. With the closure of this Washington facility in the fall of 2004, the Company’s labeling and warehousing requirements at the Oregon location were dramatically reduced. The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease. During the quarter ended December 30, 2006, the Company recorded an additional restructuring charge of $374,000 which represented a further reduction in utilization of the facility.

8.
On November 20, 2006, the Company issued a mortgage payable to GE Commercial Finance Business Property Corporation for $23.8 million with an interest rate of 6.98% and a term of 15 years. The proceeds were used to pay down debt associated with the acquisition of Signature Fruit Company, LLC. This mortgage is secured by a portion of property in Modesto, California acquired via the Signature Fruit Company, LLC acquisition.

9.
In July 2006, the FASB issued Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company plans to adopt the pronouncement in the first fiscal quarter of fiscal 2008. The Company is in the process of evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

10.
In September 2006, the FASB issued Statement of Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. The Company has evaluated the impact that the implementation of SFAS No. 158 will have on its financial statements. Utilizing current assumptions, which may change by the March 31, 2007 measurement date, the Company anticipates an approximately $2.9 million after-tax decrease to accumulated other comprehensive income, which would result in a reduction to stockholders’ equity. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.

11.
During the nine month period ended December 30, 2006, there were 737,175 shares or $9,843,000 of Participating Convertible Preferred Stock converted to Class A Common Stock. During the nine month period ended December 31, 2005, there were 115,292 shares or $1,783,000 of Participating Convertible Preferred Stock converted to Class A Common Stock.

12.
For the three months ended December 30, 2006, comprehensive income totaled $11,305,000, including a $55,000 Net Unrealized Loss on Securities classified as available-for-sale, which are purchased solely for the Company’s 401(k) match and the reversal of a $38,000 Net Unrealized Loss on a Natural Gas Hedge since the hedge is now closed, which is discussed above. For the nine months ended December 30, 2006, Comprehensive income totaled $23,581,000, including a $77,000 Net Unrealized Gain on Securities classified as available-for-sale, which are purchased solely for the Company’s 401(k) match. Comprehensive income equaled Net Earnings for the three and nine months ended December 31, 2005.

13.
The only changes in Stockholders’ Equity accounts for the nine months period ended December 30, 2006, other than the Accumulated Other Comprehensive Income described above, is an increase of $23,504,000 for Net Earnings, an increase of $25,000,000 for the new Participating Preferred Stock to partially fund the Signature Fruit Company, LLC acquisition discussed below, and a reduction of $24,000 for preferred cash dividends.

14.	Certain previously reported amounts have been reclassified to conform to current period classification.

15.	The net periodic benefit cost for pension plans consist of:

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005

Service Cost	$1,039	$620	$3,119	$2,819
Interest Cost	1,117	1,027	3,352	3,081
Expected Return on Plan Assets	(1,458)	(1,378)	(4,375)	(4,133)
Amortization of Transition Asset	(69)	(69)	(207)	(207)
Net Periodic Benefit Cost	$629	$200	$1,889	$1,560

During the nine months ended December 30, 2006, the Company made a $2.5 million contribution to its defined benefit pension plans. No pension contributions are required during 2007.

16.
During the quarter ended December 25, 2004, the Company announced the closure of a processing facility in Washington. This facility was sold during the quarter ended July 2, 2005 for $514,000 in cash and a $3,550,000 note which carries an interest rate of 8% and is due in full May 14, 2007. This Note was secured by a mortgage on the property. The Company accounted for the sale under the installment method. During the quarter ended July 2, 2005, $427,000 of the gain was included in Other Income and an additional $2,800,000 of the gain on this sale was deferred in Other Long-Term Liabilities. During the quarter ended December 30, 2006, the $3,550,000 note was collected and the gain of $2,800,000 was recorded and included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total

Balance March 31, 2006	$169	$250	$2,687	$3,106
Third fiscal quarter charge	-	-	374	374
Cash payments	(155)	-	(689)	(844)
Balance December 30, 2006	$14	$250	$2,372	$2,636

The restructuring costs above relate to the phase out of the labeling operation of the leased distribution facility in Oregon, the closure of corn plants in Wisconsin and Washington and a green bean plant in upstate New York plus the removal of canned meat production from a plant in Idaho. The corn plant in Washington has been sold. The restructuring is complete in the Idaho plant and the New York plant. The Wisconsin plant is closed and is being operated as a warehouse.

The remaining severance costs are expected to be paid prior to March 31, 2007. The other costs relate to outstanding lease payments which will be paid over the remaining lives of the corresponding lease terms, which are up to five years.

17.
During the first fiscal quarter of 2007, the Company sold a closed plant in New York and a receiving station in Washington which resulted in gains of $282,000 and $406,000, respectively. During the second fiscal quarter of 2007, the Company sold a closed plant in New York which resulted in a gain of $1,610,000 and a warehouse facility in Idaho which resulted in a loss of $321,000. These gains and losses are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings. Each of these facilities had been included in Assets Held For Sale on the Balance Sheet.

            In addition, during the third fiscal quarter of 2007, the Company auctioned off unused equipment from the Idaho facility which resulted in a $393,000 net gain which is also included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

18.	Earnings per share (In thousands, except per share data):

Quarters and Year-to-date Periods Ended	Q U A R T E R		Y E A R T O D A T E
December 30, 2006 and December 31, 2005	2006	2005	2006	2005
	(In thousands, except share amounts)
Basic

Net Earnings	$11,322	$6,936	$23,504	$13,043
Deduct preferred stock dividends	6	6	801	17

Undistributed earnings	11,316	6,930	22,703	13,026
Earnings allocated to participating preferred	4,265	2,676	8,573	5,060

Earnings allocated to common shareholders	$7,051	$4,254	$14,130	$7,966

Weighted average common shares outstanding	7,572	6,829	7,279	6,804

Basis earnings per common share	$0.93	$0.62	$1.94	$1.17

Diluted

Earnings allocated to common shareholders	$7,051	$4,254	$14,130	$7,966
Add dividends on convertible preferred stock	5	5	15	15

Earnings applicable to common stock on a diluted basis	$7,056	$4,259	$14,145	$7,981

Weighted average common shares outstanding-basic	7,572	6,829	7,279	6,804
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	7,639	6,896	7,346	6,871

Diluted Earnings per common share	$0.92	$0.62	$1.93	$1.16

19.
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

Cash	$20.0
Issuance of convertible preferred stock	25.0
Closing costs	2.3
Purchase Price	$47.3

The total purchase price of the transaction has been allocated as follows:
Current assets	$131.0
Property, plant and equipment	25.9
Other assets	2.3
Current liabilities	(58.4)
Long-term debt	(45.5)
Other non-current liabilities	(8.0)
Total	$47.3
:
The Company is negotiating the sale of one of the plants and associated warehouses that were acquired in the Signature Fruit acquisition. We have included the expected net proceeds of $28 million in Assets Held For Sale on the Balance Sheet. The proceeds are expected to be collected by March 31, 2007 and will be used to reduce debt under the Revolving Credit Facility.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

December 30, 2006

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

Cash	$20.0
Issuance of convertible preferred stock	25.0
Closing costs	2.3
Purchase Price	$47.3

The total purchase price of the transaction has been allocated as follows:
Current assets	$131.0
Property, plant and equipment	25.9
Other assets	2.3
Current liabilities	(58.4)
Long-term debt	(45.5)
Other non-current liabilities	(8.0)
Total	$47.3

The Company is negotiating the sale of one of the plants and associated warehouses that were acquired in the Signature Fruit acquisition. We have included the expected net proceeds of $28 million in Assets Held For Sale on the Balance Sheet. The proceeds are expected to be collected by March 31, 2007 and will be used to reduce debt under the Revolving Credit Facility.

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

During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility Oregon which resulted in a restructuring charge of $1,461,000. During the quarter ended December 31, 2005, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility. The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000. With the closure of the Walla Walla facility in the fall of 2004, the Company’s labeling and warehousing requirements at the Salem location were dramatically reduced. The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease. During the quarter ended December 30, 2006, the Company recorded an additional restructuring charge of $374,000 which represented a further reduction in utilization of the facility.

During the quarter ended December 25, 2004, the Company announced the closure of a processing facility in Washington. This facility was sold during the quarter ended July 2, 2005 for $514,000 in cash and a $3,550,000 note which carries an interest rate of 8% and is due in full May 14, 2007. This Note is secured by a mortgage on the property. The Company accounted for the sale under the installment method. During the quarter ended July 2, 2005, $427,000 of the gain was included in Other Income and an additional $2,800,000 of the gain on this sale was deferred in Other Long-Term Liabilities. During the quarter ended December 30, 2006, the $3,550,000 note was collected and the gain of $2,800,000 was recorded and included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

The fiscal 2006 asparagus harvest, completed in the first fiscal quarter, represented a partial pack as GMOI moved the production of asparagus offshore from the Dayton, Washington manufacturing facility. As fiscal 2006 represents the final year of operation for the Dayton, Washington facility, the Company and GMOI have negotiated a definitive agreement related to the pending closure of this facility. Under the terms of the agreement, any costs incurred by the Company related to the asparagus production prior to March 31, 2006 were paid by GMOI. The Company retained ownership of the real estate associated with the Dayton facility. In addition, the manufacturing equipment of the Dayton facility was either conveyed to GMOI, redeployed by the Company, or salvaged. GMOI reduced the principal balance of the $43.1 million secured nonrecourse subordinated promissory note by $0.6 million in November 2005, which represents the net book value of the equipment to be conveyed to GMOI or salvaged.

Results of Operations:

Sales:

Third fiscal quarter results include Net Sales of $391.0 million, which represent a 23.6% increase, or $74.7 million from the third fiscal quarter of fiscal 2006. This sales increase primarily reflects sales from the Signature Fruit acquisition which amounted to approximately $63.0 million and a Green Giant Alliance sales increase of $21.0 million, partially offset by a decrease in sales of $8.4 million in Canned Vegetables.

Nine months ended December 30, 2006 include Net Sales of $822.7 million, which represent a 14.7% increase, or $105.7 million compared to the prior year. The sales increase reflects the aforementioned second fiscal quarter Signature Fruit acquisition which amounted to approximately $110.0 million in sales and a $23.3 million increase in Canned Vegetables sales due to retail growth. These increases were partially offset by a planned decrease in Green Giant Alliance sales of $25.7 million.

The following table presents the changes by business:

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Canned Vegetables	$172.1	$180.5	$452.3	$429.0
Green Giant Alliance	138.4	117.4	209.3	235.0
Frozen Vegetables	9.8	8.1	25.5	21.0
Fruit and Chip Products	67.6	6.2	124.4	21.8
Other	3.1	4.1	11.2	10.2
	$391.0	$316.3	$822.7	$717.0

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Gross Margin	9.6%	8.4%	11.3%	9.7%

Selling	2.6%	2.4%	3.3%	2.9%
Administrative	1.6%	1.4%	2.1%	2.0%
Plant Restructuring	0.1%	0.1%	0.0%	0.2%
Other Operating Income	-0.8%	-0.2%	-0.6%	0.1%

Operating Income	6.1%	4.7%	6.5%	4.5%

Interest Expense	1.5%	1.2%	1.9%	1.7%

For the three month period ended December 30, 2006, the gross margin increased from 8.4% to 9.6% and the nine month period ended December 30, 2006, the gross margin increased from 9.7% to 11.3% both reflecting favorable manufacturing variances associated with the excellent vegetable growing season last year which drove improved crop yields and plant recovery rates. Furthermore, the Company’s overall cost structure benefited from the closure of three processing facilities in connection with the plant restructuring program implemented in 2005. Fruit production was negatively impacted by a difficult growing season which reduced yield but with a tighter supply, selling prices were favorably impacted.

The selling percent increase in 2006 for quarter period was primarily as a result a $535 thousand credit for a bad debt adjustment in the three-month period end December 31, 2005 and no similar adjustment in the three-month period ended December 30, 2006. The selling percent increase in 2006 for year-to-date period was primarily as a result of the lower Green Giant alliance sales which have no selling costs.

The Plant Restructuring cost of $1.5 million related to the elimination of the Oregon labeling operation impacted the 2005 second fiscal quarter and year-to-date operating results.

Interest as a percentage of sales increased from 1.2% to 1.5% primarily due to higher average borrowings during the three-month period ended December 30, 2006 as compared to the three-month period end December 31, 2005 due to the Signature acquisition and the debt assumed in the acquisition and the large vegetable crop which resulted in higher inventories.

Income Taxes:

The effective tax rate was 37.8% and 36.6% for the nine month periods ended December 30, 2006 and December 31, 2005, respectively.

Earnings per Share

Basic per share were $1.94 and $1.17 for the nine months ended December 30, 2006 and December 31, 2005, respectively. Diluted earnings per share were $1.93 and $1.16 for the nine months ended December 30, 2006 and December 31, 2005, respectively. For details of the calculation of these amounts, refer to footnote 18 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:
The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):

	December		March
	2006	2005	2006	2005
Working Capital:
Balance	407,314	218,586	229,510	205,430
Change in Quarter	(39,294)	2,789	-	-
Notes Payable	-	79,491	57,029	60,733
Long-Term Debt	290,399	144,500	142,586	154,125
Current Ratio	4.16	2.31	2.63	2.34

As shown in the Condensed Consolidated Statements of Cash Flows, Cash Provided by Operating Activities was $6.7 million in the first three fiscal quarters of 2007, compared to Cash Provided by Operating Activities of $1.4 million in the first three fiscal quarters of 2006. The $5.3 million increase in cash generation is primarily a result of the improved net earnings of $23.5 million in the first three fiscal quarters of 2007 as compared to $13.0 million in the first three fiscal quarters of 2006. The net earnings improvement includes the Gain on the Sale of Assets of $5.2 million in the first three fiscal quarters of 2007 as compared to the $1.0 million in first fiscal three quarters of 2006.

As compared to December 31, 2005, Inventory increased $95.6 million (net of the Off Season Reserve, which was $10.7 million). The Inventory increase primarily reflects an $82.7 million increase (net of the Off Season Reserve increase) in Finished Goods, a $0.8 million decrease in Work in Process and $13.7 million increase in Raw Materials. The Finished Goods increase reflects a larger harvest this year and the Signature acquisition discussed above. The Raw Materials increase is primarily due to Cans and Ends ($5.9 million) and Signature ($4.6 million).

Cash Used in Investing Activities was $31.9 million in the first three fiscal quarters of 2007 compared to $7.0 million in the first three fiscal quarters of 2006. The Signature acquisition in August 2006 resulted in a $22.3 million net cash outflow which was the major reason for this change. Additions to Property, Plant and Equipment were $14.6 million in fiscal 2007 as compared to $8.2 million in fiscal 2006. In fiscal 2007, a warehouse in Payette, Idaho was the only significant capital project with $3.2 million spent as of the end of the third fiscal quarter.

Cash Provided by Financing Activities was $22.9 million in the first three fiscal quarters of 2007, principally consisting of borrowing on the revolving credit facility of $386.8 million, the new borrowing of the General Electric Capital mortgage of $23.8 million and the repayment of $388.4 million of Long-Term Debt. Cash Provided by Financing Activities of $5.0 million in the first three fiscal quarters of 2006 included the issuance of $18.8 million of Notes Payable partially offset by the repayment of $14.1 million of Long-Term Debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements. As of December 30, 2006, the outstanding balance of the Revolver was $136.7 million. We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

On November 20, 2006, the Company issued a mortgage payable to GE Commercial Finance Business Property Corporation for $23.8 million with an interest rate of 6.98% and a term of 15 years. The proceeds were used to pay down debt associated with the acquisition of Signature Fruit Company, LLC. This mortgage is secured by a portion of property in Modesto, California acquired via the Signature Fruit Company, LLC acquisition.

The Company’s credit facilities contain various financial covenants. At December 30, 2006, the Company was in compliance with all such financial covenants.

Seasonality

The Company's revenues typically have been higher in the second and third fiscal quarters, primarily because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to General Mills Operations, Inc. at the end of each pack cycle. The two largest commodities are peas and corn, which are sold in the second and third fiscal quarters, respectively. See the Critical Accounting Policies section below for further details. In addition, our non Green Giant sales have exhibited seasonality with the third fiscal quarter generating the highest sales. This fiscal quarter reflects increased sales of the Company’s products during the holiday period.

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

Critical Accounting Policies

In the nine months ended December 30, 2006, the Company sold product for cash, on a bill and hold basis of $181,468,000 versus $186,451,000 for the nine months ended December 31, 2005 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”). Under the terms of the above bill and hold agreement, title to the specified inventory transferred to GMOI. In addition, the aforementioned finished goods inventory was complete, ready for shipment and segregated from the Company’s other finished goods inventory. Further, the Company had performed all of its obligations with respect to the sale of the specified Green Giant finished goods inventory.

The seasonal nature of the Company's Food Processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost. All Off-Season Reserve balances, which essentially represent a contra-inventory account, are zero at fiscal year end. Depending on the time of year, Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date or the excess of incurred expenses over absorbed expenses to date. Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.

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

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. During fiscal 2007, the Company entered into a natural gas hedge for 50% of its requirements during the production season from June 1 to December 31, 2006. There have been no other material changes to the Company’s exposure to market risk since March 31, 2006.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 30, 2006, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
10/01/06 - 10/31/06	-	-	-	-	N/A	N/A
11/01/06 - 11/30/06	-	-	-	-	N/A	N/A
12/01/06 - 12/31/06	1,000	-	$26.06	-	N/A	N/A
Total	1,000	-	$26.06	-	N/A	N/A
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
February 7, 2007
Kraig H. Kayser
President and
Chief Executive Officer

/s/Jeffrey L. Van Riper
February 7, 2007
Jeffrey L. Van Riper
Controller and
Chief Accounting Officer