Form 10-K/A
period 2006-03-31
SENECA FOODS CORP /NY/
filed 2007-04-24
CIK 88948

UNITED STATES
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

&ltR&gt
EXPLANATORY NOTE
Seneca Foods Corporation hereby amends its Form 10-K for the fiscal year ended March 31, 2006 which was filed with the SEC on June 14, 2006 (the "Original Form 10-K"). A summary of the revised disclosures is as follows:

•
The table of contractual obligations appearing in the Company’s annual report that is filed as Exhibit 13 and incorporated by reference into Part I -- Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been revised to include a total column.

•
The Company's Depreciation and Valuation Policy, set forth in Note 1 to the Company's consolidated financial statements, appearing in the Company’s annual report that is filed as Exhibit 13 and incorporated by reference into Part I -- Item 8, "Financial Statements and Supplementary Data" was amended to clarify that the Company used undiscounted cash flows to evaluate impairment losses in compliance with SFAS 144.

•
The report of Ernst & Young LLP, the Company's prior auditors for the fiscal years ended March 31, 2005 and 2004, appearing in the Company’s annual report that is filed as Exhibit 13, has been re-filed to include the conformed signature of Ernst & Young LLP which was inadvertently omitted in the Original Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the Original Form 10-K. With this Amendment No. 1 the Chief Executive Officer and Chief Financial Officer of Seneca Foods Corporation have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

&ltR&gt

TABLE OF CONTENTS
FORM 10-K/A ANNUAL REPORT - FISCAL 2006
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

	No. 21	-	List of Subsidiaries (filed herewith)

	No. 23.1	-	Consent of BDO Seidman, LLP (filed herewith)

	No. 23.2	-	Consent of Ernst & Young LLP (filed herewith)

	No. 31.1	-	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	No. 31.2	-	Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	No. 32	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of period	Charged/ (Credited) to income	Charged to other accounts	Deductions from reserve	Balance at end of period
Year-ended March 31, 2006:
Allowance for doubtful accounts	$ 625	$ (568)	$ —	$ (388) (c)	$ 445

Year-ended March 31, 2005: Allowance for doubtful accounts	$ 945	$ 913	$ —	$ 1,233 (a)	$ 625

Year-ended March 31, 2004: Allowance for doubtful accounts	$ 761	$ 694	$ 355 (b)	$ 155 (a)	$ 945

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

SENECA FOODS CORPORATION

By /s/Jeffrey L. Van Riper April 24, 2007
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