Form 10-K
period 2007-03-31
SENECA FOODS CORP /NY/
filed 2007-06-14
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2007	Commission File Number 0-01989

SENECA FOODS CORPORATION
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of
incorporation or organization)

3736 South Main Street, Marion, New York
(Address of principal executive offices)

Registrant’s telephone number, including area code
16-0733425 (I.R.S. Employer Identification No.) 14505 (Zip Code) (315) 926-8100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock Class A, $.25 Par	NASDAQ Global Market
Common Stock Class B, $.25 Par	NASDAQ Global Market

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

Yes     No   X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on September 30, 2006 was approximately $166,711,000.

Common shares outstanding as of May 30, 2007 were Class A: 4,814,284, Class B: 2,760,905.

Documents Incorporated by Reference:

(1)	Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

(2)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2007 (the “2007 Annual Report”) applicable to Part I, Part II, Items 5-8 and Part IV, Item 15 of Form 10-K.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT - FISCAL 2007
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

PART I
Item 1

Business

General Development of Business

SENECA FOODS CORPORATION (the “Company”) was organized in 1949 and incorporated under the laws of the State of New York. In the spring of 1995, the Company initiated a 20-year Alliance Agreement with the Pillsbury Company, which was acquired by General Mills Operations, Inc. (“GMOI”) that created the Company’s most significant business relationship. Under the Alliance Agreement, the Company packs canned and frozen vegetables carrying GMOI’s Green Giant brand name.

Since the onset of the Alliance Agreement, vegetable production has been the Company’s dominant line of business. In fiscal 1999, the Company sold its fruit juice business and its applesauce and industrial flavors business. As a result of these divestitures, the Company’s only non-vegetable food products are a line of fruit and chip products.

On August 18, 2006, the Company completed the acquisition of the sole membership interest in Signature Fruit Company L.L.C., a large producer of fruit products, from John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. As a result of this acquisition, the Company expanded its line of fruit products.

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

Financial Information about Industry Segments

The Company’s business activities are principally conducted in food processing operations. The food operation constitutes 99% of total sales, of which approximately 82% is vegetable processing and 18% is fruit processing. The fruit processing percentage represents eight months of sales of the acquired Signature Fruit Company, L.L.C. The non-food operation is mostly trade sales of cans and ends, which represents 1% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Processing

The principal products include canned fruits and vegetables, frozen vegetables and other food products. The products are sold to retail and institutional markets. The Company has divided the United States into four major marketing sections: Eastern, Southern, Northwestern, and Southwestern. Food processing operations are primarily supported by plant locations in New York, California, Wisconsin, Washington, Idaho, Illinois, and Minnesota.

The following table summarizes net sales by major product category for the years ended March 31, 2007, 2006, and 2005:

Classes of similar products/services:	2007	2006	2005

	(In thousands)
Net Sales:
GMOI	$210,313	$240,490	$225,527
Canned vegetables	579,731	573,779	574,802
Frozen vegetables	35,696	29,464	28,304
Fruit and chip products	183,338	26,640	23,358
Other	15,775	13,450	12,283

	$1,024,853	$883,823	$864,274

Source and Availability of Raw Materials

The Company’s food processing plants are located in major vegetable producing states and in two fruit producing states. Fruits and vegetables are primarily obtained through contracts with growers. The Company’s sources of supply are considered equal or superior to its competition for all of its food products.

Intellectual Property

The Company's most significant brand name, Libby's, is held pursuant to a trademark license granted to the Company in March 1982 and renewable by the Company every 10 years for an aggregate period expiring in March 2081. The original licensor was Libby, McNeill & Libby, Inc., then an indirect subsidiary of Nestlé, S. A. ("Nestlé") and the license was granted in connection with the Company's purchase of certain of the licensor's canned vegetable operations in the United States. Corlib Brands Management, LTD, acquired the license from Nestlé during 2006. The license is limited to vegetables which are shelf-stable and thermally processed, and includes the Company's major vegetable varieties - corn, peas and green beans - as well as certain other thermally processed vegetable varieties and sauerkraut.

The Company is required to pay an annual royalty, initially set at $25,000, and adjustable up or down in subsequent years based upon changes in the "Employment Cost Index-Private Non-farm Workers" published by the U. S. Bureau of Labor Statistics or an appropriate successor index as defined in the license agreement. Corlib Brands may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). With the purchase of Signature, which also uses the Libby’s brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s revenue dollars for fruits, vegetables, and dry beans. A total of $116,000 was paid as a royalty fee for the quarter ended March of 2007.

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

Competition and Customers

Competition in the food business is substantial with imaginative brand registration and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company is aware of approximately 18 competitors in the U.S. processed vegetable industry, many of which are privately held companies. The Company believes that it is a major producer of canned vegetables, but some producers of canned, frozen and other modes of vegetable products have sales which exceed the Company's sales. The Company is aware of approximately eight competitors in the U.S. processed fruit industry. In addition, there are significant quantities of fruit that are imported from Europe, Asia and South America.

During the past year, approximately 10% of the Company’s processed foods sales were packed for retail customers under the Company’s branded labels of Libby’s®, Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Diamond A®, and Seneca®. About 24% of processed foods sales were packed for institutional food distributors and 45% were retail packed under the private label of customers. The remaining 21% was sold under the Alliance Agreement with GMOI (see note 12 of Item 8, Financial Statements and Supplementary Data). Termination of the Alliance Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOI or another major vegetable marketer. The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top five national brands.

The information under the heading Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report is incorporated by reference.

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

Environmental Litigation and Contingencies

The Company is one of a number of business and local government entities which contributed waste materials to a landfill in Yates County in upstate New York, which was operated by a party unrelated to the Company primarily in the 1970’s through the early 1980’s. The Company’s wastes were primarily food and juice products. The landfill contained some hazardous materials and was remediated by the State of New York. The New York Attorney General has advised the Company and other known non-governmental waste contributors that New York has sustained a total remediation cost of $4.9 million and seeks recovery of half that cost from the non-governmental waste contributors. The Company is one of four identified contributors (Group) who cooperatively are investigating the history of the landfill so as to identify and seek out other potentially responsible parties who are not defunct and are financially able to contribute to the non-governmental parties’ reimbursement liability. The Group has offered a settlement but has not received a response from the State. The Company does not believe that any ultimate settlement in excess of the amount accrued will have a material impact on its financial position or results of operations.

In early 1999, the Company sold to Tree Top, Inc. its applesauce business, including a plant in Prosser, Benton County, Washington. In the sale agreement governing the transaction, the Company represented to Tree Top that it was in compliance with all environmental laws. In 2003, the Benton County Clean Air Authority (“BCAA”) brought an enforcement action against Tree Top under Title V of the Clean Air Act and related State of Washington statutes, alleging that Tree Top was violating the Clean Air Act by failing to register the facility with BCAA pursuant to Title V. The BCAA also alleged that the facility failed to provide BCAA with a required notice of construction when it replaced a fourth boiler in the Prosser plant in 1988 when the Company was the sole owner. Tree Top has reached a settlement with the BCAA which, according to Tree Top, requires Tree Top to pay penalties and make modifications to equipment at a total cost of approximately $493,000. Tree Top had made a formal demand on the Company for reimbursement of the entire amount. On May 1, 2007, the Company made a payment in full settlement of this claim in an amount less than the original amount demanded. This amount did not have a material impact on its financial position or results of operations.

Employment

The Company has 3,358 employees of which 2,738 full time and 520 seasonal employees work in food processing and 73 full time employees work in other activities.

The Company has seven collective bargaining agreements with three unions covering approximately 900 of its full-time employees. The terms of these agreements result in wages and benefits, which are substantially the same for comparable positions for the Company’s non-union employees. Four collective bargaining agreements expire in calendar 2008, two agreements expire in calendar 2009, and one agreement expires in calendar 2010.

Export Sales

The following table sets forth domestic and export sales:
	Fiscal Year
	2007	2006	2005
	(In thousands, except percentages)
Net Sales:
United States	$935,948	$804,236	$782,282
Export	88,905	79,587	81,992
Total Net Sales	$1,024,853	$883,823	$864,274

As a Percentage of Net Sales:
United States	91.3%	91.0%	90.5%
Export	8.7%	9.0%	9.5%
Total	100.0%	100.0%	100.0%

Item 1A

Risk Factors

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. The Company refers to itself as “we”, “our” or “us” in this section.

Excess capacity in the fruit and vegetable industry has a downward impact on selling price.

Our financial performance and growth are related to conditions in the United States fruit and vegetable processing industry which is a mature industry with a modest growth rate in the last 10 years. Our net sales are a function of product availability and market pricing. In the fruit and vegetable processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of the three or four largest processors in the industry. Generally, market prices in the fruit and vegetable processing industry adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an oversupply situation, a processor’s margins likely will weaken. We typically have experienced lower margins during times of industry oversupply.

In the past, the fruit and vegetable processing industry has been characterized by excess capacity, with resulting pressure on our prices and profit margins. Both the Company and our competitors have closed processing plants in response to the downward pressure on prices. There can be no assurance that our margins will improve in response to favorable market conditions or that we will be able to operate profitably during depressed market conditions. Moreover, fruit and vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing and, in the future, may have a significant effect on competition and create downward pressure on prices.

Growing cycles and adverse weather conditions may decrease our results from operations.

Our operations are affected by the growing cycles of the fruits and vegetables we process. When the fruits and vegetables are ready to be picked, we must harvest and process them or forego the opportunity to process fresh picked fruits and vegetables for an entire year. Most of our fruits and vegetables are grown by farmers under contract with us. Consequently, we must pay the contract grower for the fruits and vegetables even if we cannot or do not harvest or process them. Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the fact that the growing season ends for most of the produce processed by us. In that quarter, the growing season ends for most of the vegetables processed by us in the northern United States. A majority of our sales occur during the third and fourth quarter of each fiscal year due to seasonal consumption patterns for our products. Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the third and fourth quarters. Net sales generated during our third and fourth fiscal quarters have a significant impact on our results of operations. Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

Because weather conditions during the course of each fruit and vegetable crop’s growing season will affect the volume and growing time of that crop, we must set planting schedules without knowing the effect of the weather on the crops or on the entire industry’s production. As most fruits and vegetables are produced in more than one part of the U.S., we may somewhat reduce our risk that our entire crop will be subject to disastrous weather. The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and corn, and it is also a substantial source of our competitors’ vegetable production. California is the primary growing region for the fruits we pack, namely peaches, pears, apricots and grapes. The adverse effects of weather-related reduced production may be partially mitigated by higher selling prices for the fruits and vegetables which are produced.

The commodity materials that we process or otherwise require are subject to price increases that could adversely affect our profitability.

The materials that we use, such as fruits and vegetables, steel (used to make cans) and packaging materials are commodities that may experience price volatility caused by external factors including market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs. These events can result in reduced supplies of these materials, higher supply costs or interruptions in our production schedules. If prices of these raw materials increase, but we are not able to effectively pass such price increases along to our customers, our operating income will decrease.

Increased focus on ethanol will impact the Company’s cost of produce that could adversely affect our profitability.

As part of the U.S. Government’s efforts to promote alternative fuel sources via subsidies and tax credits, there is an increased interest in the production of corn-based ethanol fuel, which is diverting acreage previously used for the production of food for human consumption. Further restricting available acreage are Farm Bill provisions prohibiting planting fruits and vegetables on “base” acres used for soybeans and field corn. If prices of raw produce increase, but we are not able to effectively pass such price increases along to our customers, our operating income will decrease.

We face risks generally associated with our debt.

As of March 31, 2007, we had a total of approximately $220 million of indebtedness. Our indebtedness could have important consequences, such as limiting our operational flexibility due to the covenants contained in our debt agreements; limiting our ability to invest in our business due to debt service requirements; limiting our ability to compete with companies that are not as highly leveraged; and increasing our vulnerability to economic downturns and changing market conditions.

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

We have an Alliance Agreement with GMOI, whereby we process canned and frozen vegetables for GMOI under the Green Giant brand name. GMOI continues to be responsible for all of the sales, marketing and customer service functions for the Green Giant products. The Alliance Agreement has a remaining term of eight years. Green Giant products packed by us in fiscal 2007 and 2006 constituted approximately 21% and 27%, respectively, of our total sales. General Mills, Inc. guarantees GMOI’s obligations under the Alliance Agreement.

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

Sales to GMOI have declined $42 million, from $252 million to $210 million, between fiscal year 2003 and fiscal year 2007.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food processing companies under highly competitive conditions. The vegetable products which we sell under our own brand names not only compete with vegetable products produced by vegetable processing competitors, but also compete with products we produce and sell to other companies who market those products under their own brand names, such as the Green Giant vegetables we sell to GMOI under the Alliance Agreement and the vegetables we sell to various retail grocery chains which carry our buyers’ own brand names.

The customers who buy our products to sell under their own brand names control the marketing programs for those products. In recent years, many major retail food chains have been increasing their promotions, offerings and shelf space allocations for their own fruit and vegetable brands, to the detriment of fruit and vegetable brands owned by the processors, including our own brands. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. There are competitive pressures and other factors, which could cause our products to lose market share or result in significant price erosion that could have a material adverse effect on our business, financial condition and results of operations.

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

Food processors are subject to significant liability should the consumption of their products cause injury or illness. A product liability judgment against us could also result in substantial and unexpected expenditures, affect consumer confidence in our products, and divert management’s attention from other responsibilities. Although we maintain product liability insurance coverage in amounts customary within the industry, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on results of operations and financial condition. During the second quarter of our fiscal year 2005, the Company recalled certain products and recognized a charge of $1,280,000 as previously reported.

We generate agricultural food processing wastes and are subject to substantial environmental regulation.

As a food processor, we regularly dispose of produce wastes (silage) and processing water, as well as materials used in plant operation and maintenance, and our plant boilers, which generate heat used in processing, produce generally small emissions into the air. These activities and operations are regulated by federal and state laws and the respective federal and state environmental agencies. Occasionally, we may be required to remediate conditions found by the regulators to be in violation of environmental law or to contribute to the cost of remediating waste disposal sites, which we neither owned nor operated, but in which, we and other companies deposited waste materials, usually through independent waste disposal companies. The costs of this remediation and contributions (including occasional fines) have not been significant. As a major food producer, we run the risk of occasional future costs and inadvertent violations, even though we maintain an environmental department to assist us in environmental compliance.

Item 1B

Unresolved Staff Comments

The Company does not have any unresolved comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

	Square Footage (000)	Acres
Food Group

Modesto, California	1,970	120
Buhl, Idaho	489	102
Payette, Idaho	387	43
Princeville, Illinois	205	222
Arlington, Minnesota	264	541
Blue Earth, Minnesota	286	352
Bricelyn, Minnesota	58	6
Glencoe, Minnesota	630	785
LeSueur, Minnesota	181	71
Montgomery, Minnesota	549	1,021
Rochester, Minnesota	1,031	854
Geneva, New York	754	601
Leicester, New York	216	91
Marion, New York	368	187
Dayton, Washington	257	52
Yakima, Washington	119	8
Baraboo, Wisconsin	254	8
Cambria, Wisconsin	411	329
Clyman, Wisconsin	406	416
Cumberland, Wisconsin	228	287
Gillett, Wisconsin	157	105
Janesville, Wisconsin	1,094	271
Mayville, Wisconsin	282	367
Oakfield, Wisconsin	220	421
Ripon, Wisconsin	348	75

Non-Food Group

Penn Yan, New York	27	4

Total	11,191	7,339

These facilities primarily process and package various vegetable and fruit products. Most of the facilities are owned by the Company. The Company is a lessee under a number of operating and capital leases for equipment and real property used for processing and warehousing.

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

Refer to Item 1, Business -- Environmental Protection, for information regarding environmental legal proceedings.

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the last quarter of the fiscal period covered by this report.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2007 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has no equity compensation plans or individual compensation arrangements under which equity securities of the Company are authorized for issuance to employees or directors, therefore, no table is necessary as described in Item 201(d) of Regulation S-K.

Common Stock Performance Graph

Refer to the information in the 2007 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
1/01/07 - 1/31/07	-	-	$ -	$ -	N/A	N/A
2/01/07 - 2/29/07	-	-	-	-	N/A	N/A
3/01/07 - 3/31/07	9,000	-	26.38	-	N/A	N/A
Total	9,000	-	$26.38	$ -	N/A	N/A

(1) These purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the Plans.

Item 6

Selected Financial Data

Refer to the information in the 2007 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2007 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2007 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2007 Annual Report, “Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firms”, which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2007, our internal control over financial reporting is effective based on those criteria. In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the acquisition of Signature Fruit Company, LLC (Signature), which was completed on August 18, 2006. The contribution from the Signature acquisition represents approximately 16% of consolidated revenue for the year ended March 31, 2007 and approximately 14% of consolidated assets as of March 31, 2007. Refer to Note 2, Acquisition to the consolidated financial statements for further discussion of the Signature acquisition and their impact on the Company’s consolidated financial statements.

The independent registered public accounting firm BDO Seidman, LLP, which audited the Company’s 2007 financial statements incorporated into this Form 10-K, has issued an opinion on management’s assessment, as of March 31, 2007, of the Company’s internal control over financial reporting. Their opinion appears on page 12.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Seneca Foods Corporation maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Managements’ Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Signature Fruit Company LLC, which was acquired on August 18, 2006, and which is included in the 2007 consolidated financial statements of Seneca Foods Corporation and constituted 14% of consolidated assets as of March 31, 2007 and 16% of consolidated revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Signature Fruit Company LLC because of the timing of the acquisition which was completed on August 18, 2006. Our audit of internal control over financial reporting of Seneca Foods Corporation also did not include an evaluation of the internal control over financial reporting of Signature Fruit Company LLC.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control- Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2007 and 2006, and the related consolidated statements of net earnings, stockholders’ equity and cash flows for the years then ended and our report dated June 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/BDO Seidman, LLP
Milwaukee, Wisconsin

June 8, 2007

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

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

Item 13

Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15

Exhibits and Financial Statement Schedules

A. Exhibits, Financial Statements, and Supplemental Schedules

1. Financial Statements - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 2007, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings - Years ended March 31, 2007, 2006 and 2005

Consolidated Balance Sheets - March 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity - Years ended March 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements - Years ended March 31, 2007, 2006 and 2005

Reports of Independent Registered Public Accounting Firms

Pages

2. Supplemental Schedule:

Schedule II —Valuation and Qualifying Accounts                     16

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits:

No 3	-
Articles of Incorporation and By-Laws - Incorporated by reference to exhibits 3.1, 3.2 and 3.3 the Company’s Form 10-Q/A filed August, 1995; as amended by exhibit 3 filed with the Company’s Form 10-K filed June 1996 as amended by exhibit 3(i) to the Company’s Form 8-K dated September 17, 1998; as amended by exhibit 3.3 to the Company’s form 8-K dated June 10, 2003, amended by Exhibit 3 of the Company’s Form 8-K dated August 23, 2006.

No. 4	-
Articles defining the rights of security holders - Incorporated by reference to the Company’s Form 10-Q/A filed August, 1995 as amended by amendments filed with the Company’s Form 10-K filed June 1996. Instrument defining the rights of any holder of Long-Term Debt - Incorporated by reference to Exhibit 99 to the Company’s Form 10-Q filed January 1995 as amended by Exhibit No. 4 of the Company’s Form 10-K filed June, 1997, amended by Exhibit 4 of the Company’s Form 10-Q and Form 10-Q/A filed November, 1997, as amended by amendments filed with the Company’s definitive proxy statement filed July, 1998 as amended by the Company’s 8-K dated June 10, 2003, amended by Exhibit 10.2 of the Company’s Form 8-K dated August 23, 2006. The Company will furnish, upon request to the SEC, a copy of any instrument defining the rights of any holder of Long-Term Debt.

No. 10	-
Material Contracts - Incorporated by reference to the Company’s Form 8-K dated February 24, 1995 for the First Amended and Restated Alliance Agreement and the First Amended and Restated Asset Purchase Agreement both with The Pillsbury Company amended by the Company’s Form 8-K dated June 11, 2002. Incorporated by reference to exhibit 10 to the Company's Form 10-K filed June 25, 2002 for a form of Indemnification Agreement dated January 31, 2002. Incorporated by reference to the Company’s 8-K dated June 10, 2003 for the Purchase Agreement by and among Seneca Foods Corporation, Chiquita Brands International, Inc. and Friday Holdings, L.C.C. dated as of March 6, 2003. Incorporated by reference to the Company’s Form 8-K dated August 23, 2006 for the Purchase Agreement by and among Seneca Foods Corporation, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company dated as of August 18, 2006, the Company's Amended and Restated Revolving Credit Agreement and Registration Rights Agreement between the Company and John Hancock Life Insurance Company.  Seneca Foods Corporation Management Profit Sharing Bonus Plan (filed herewith).

No. 13	-
The material contained in the 2007 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report”, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith).

No. 21	-	List of Subsidiaries (filed herewith)

No. 23.1	-	Consent of BDO Seidman, LLP (filed herewith)

No. 23.2	-	Consent of Ernst & Young LLP (filed herewith)

No. 24		Powers of Attorney (filed herewith)

No. 31.1	-	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No. 31.2	-	Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No. 32	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of period	Charged/ (Credited) to income	Charged to other accounts		Deductions from reserve		Balance at end of period
Year-ended March 31, 2007: Allowance for doubtful accounts	$445	$(149)	$89 (b	)	$(119) (c	)	$504
Income tax valuation allowance	$—	$3,538	$—		$—		$3,538

Year-ended March 31, 2006: Allowance for doubtful accounts	$625	$(568)	$—		$(388) (c	)	$445

Year-ended March 31, 2005: Allowance for doubtful accounts	$945	$913	$—		$1,233 (a	)	$625

(a) Accounts written off, net of recoveries.

(b) Acquired via the Signature acquisition.

(c) Recoveries, net of accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION By /s/Jeffrey L. Van Riper Jeffrey L. Van Riper Controller and Secretary (Principal Accounting Officer)	June 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

*	Chairman and Director	June 13, 2007
Arthur S. Wolcott

* Kraig H. Kayser	President, Chief Executive Officer, and Director	June 13, 2007

/s/Roland E. Breunig Roland E. Breunig	Chief Financial Officer and Treasurer	June 13, 2007

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Controller and Secretary (Principal Accounting Officer)	June 13, 2007

*	Director	June 13, 2007
Arthur H. Baer

*	Director	June 13, 2007
Andrew M. Boas

*	Director	June 13, 2007
Robert T. Brady

*	Director	June 13, 2007
Douglas F. Brush

*	Director	June 13, 2007
G. Brymer Humphreys

*	Director	June 13, 2007
Thomas Paulson

*	Director	June 13, 2007
Susan W. Stuart

/s/Roland E. Breunig *By Roland E. Breunig, Attorney-in-fact