Form 10-Q
period 2007-06-30
SENECA FOODS CORP /NY/
filed 2007-08-08
CIK 88948

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No   X

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 31, 2007
Common Stock Class A, $.25 Par	4,815,284
Common Stock Class B, $.25 Par	2,760,905

PART I ITEM 1 FINANCIAL INFORMATION
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited
	June 30, 2007	March 31, 2007
ASSETS

Current Assets:
Cash and Cash Equivalents	$5,869	$8,552
Accounts Receivable, Net	49,383	55,500
Inventories:
Finished Goods	248,339	286,866
Work in Process	16,916	21,635
Raw Materials	98,886	71,986
	364,141	380,487
Off-Season Reserve (Note 3)	47,671	-
Deferred Income Tax Asset, Net	6,371	6,260
Other Current Assets	901	640
Total Current Assets	474,336	451,439
Property, Plant and Equipment, Net	180,349	172,235
Other Assets	2,888	3,041
Total Assets	$657,573	$626,715
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$85,425	$58,615
Accrued Expenses	40,764	38,980
Accrued Vacation	8,972	8,999
Income Taxes Payable	5,324	357
Current Portion of Long-Term Debt and Capital
Lease Obligations	10,033	10,033
Total Current Liabilities	150,518	116,984
Long-Term Debt, Less Current Portion	205,710	210,395
Deferred Income Taxes	177	4,120
Other Long-Term Liabilities	22,014	21,645
Total Liabilities	378,419	353,144
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	35,679	35,691
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	8,667	8,676
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	25,000
Common Stock $.25 Par Value Per Share	3,075	3,075
Paid in Capital	28,298	28,277
Accumulated Other Comprehensive Income	(1,275)	(1,253)
Retained Earnings	179,458	173,853
Stockholders' Equity	279,154	273,571
Total Liabilities and Stockholders’ Equity	$657,573	$626,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	June 30, 2007	July 1, 2006

Net Sales	$189,442	$148,341

Costs and Expenses:
Cost of Product Sold	162,892	127,482
Selling and Administrative	14,131	11,979
Plant Restructuring	86	-
Other Operating Income	(173)	(688)
Total Costs and Expenses	176,936	138,773
Operating Income	12,506	9,568
Interest Expense	4,024	3,628
Earnings Before Income Taxes	8,482	5,940

Income Taxes	3,088	2,281
Net Earnings	$5,394	$3,659

Earnings Applicable to Common Stock	$3,359	$2,244

Basic Earnings per Common Share	$0.44	$0.33

Diluted Earnings per Common Share	$0.44	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	June 30, 2007	July 1, 2006
Cash Flows from Operating Activities:
Net Earnings	$5,394	$3,659
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	5,497	5,390
Gain on the Sale of Assets	(121)	(688)
Deferred Tax Benefit	(3,831)	(536)
Changes in Working Capital (excluding effects of
business combination):
Accounts Receivable	6,117	5,949
Inventories	16,346	6,051
Off-Season Reserve	(47,671)	(42,013)
Other Current Assets	(261)	(590)
Income Taxes	4,967	(3,237)
Accounts Payable, Accrued Expenses
and Other Liabilities	28,184	26,891
Net Cash Provided by Operations	14,621	876
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(12,857)	(3,408)
Proceeds from the Sale of Assets	121	685
Net Cash Used in Investing Activities	(12,736)	(2,723)
Cash Flow from Financing Activities:
Payments on Notes Payable	-	(40,936)
Borrowing on Notes Payable	-	39,390
Long-Term Borrowing	45,248	43
Payments on Long-Term Debt and Capital Lease Obligations	(49,933)	(1,577)
Other	129	547
Dividends Paid	(12)	(12)
Net Cash Used in Financing Activities	(4,568)	(2,545)
Net Decrease in Cash and Cash Equivalents	(2,683)	(4,392)
Cash and Cash Equivalents, Beginning of the Period	8,552	6,046
Cash and Cash Equivalents, End of the Period	$5,869	$1,654
Supplemental information of non-cash investing and financing activities: None.

None.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2007

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of June 30, 2007 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2007 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

In the three months ended June 30, 2007, the Company sold product for cash, on a bill and hold basis of $1,449,000 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”).  There was no similar sale for the three months ended July 1, 2006. Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOI.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the 2007 Seneca Foods Corporation Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2007 Annual Report on Form 10-K.

2.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $223,000 was recorded as an increase to Retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $4,175,000.  The change in the FIN 48 liability in the first fiscal quarter of 2008 is not significant.

Included in the balance at adoption are $2,954,000 of tax positions that are highly certain but for which there is uncertainty about the timing. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these positions would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense. As of the date of adoption, the Company had $450,000 of interest and penalties accrued associated with unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is   no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004.

3.
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

4.
During the first fiscal quarter of 2007, the Company entered into a Natural Gas Hedge in the form of a swap transaction where the Company purchased, on a forward basis, 50% of its requirements for natural gas during the June 1, 2006 to December 31, 2006 time frame at $7.00 per decatherm.  The Company realized a $43,000 loss on this hedge during the first fiscal quarter of 2007 and marked the remaining hedge to market resulting in a Net Unrealized Loss on this hedge of $78,000 which was recorded as an Accumulated Other Comprehensive Loss on the Balance Sheet. No hedging transactions remain open as of June 30, 2007.

5.
With the closure of a Washington facility in the fall of 2004, the Company’s labeling and warehousing requirements at its Oregon location were dramatically reduced.  During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Oregon which resulted in a restructuring charge of $1,461,000.  During the quarter ended July 1, 2006, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility.  The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000.  The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.  During the quarter ended June 30, 2007, the Company moved out of the facility and recorded an $86,000 charge as a result, which is included under Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.

6.
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

7.
In September 2006, the FASB issued Statement of Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. The actual change recorded in fourth fiscal quarter of 2007 was a $1,253,000 after-tax decrease to accumulated other comprehensive income, which resulted in a reduction to stockholders’ equity. SFAS No. 158 did not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 were effective for fiscal years ending after December 15, 2006.

8.
During the three month period ended June 30, 2007, there were 1,600 shares or $21,000 of Participating Convertible Preferred Stock converted to Class A Common Stock.  During the three month period ended July 1, 2006, there were no conversions of Participating Convertible Preferred Stock to Class A Common Stock.

9.
For the three months ended June 30, 2007, comprehensive income totaled $5,372,000, including a $22,000 Net Unrealized Loss on Securities classified as available-for-sale, which are purchased solely for the Company’s 401(k) match.  Comprehensive income equaled Net Earnings for the three months ended July 1, 2006.

10.
The only changes in Stockholders’ Equity accounts for the three months period ended June 30, 2007, other than the Accumulated Other Comprehensive Income described above, is an increase of $5,394,000 for Net Earnings, an increase of $223,000 related to implementing FIN 48 as described above and a reduction of $12,000 for preferred cash dividends.

11.	The net periodic benefit cost for pension plans consist of:

	Three Months Ended
	June 30, 2007	July 1, 2006

Service Cost	$1,111	$1,059
Interest Cost	1,202	1,117
Expected Return on Plan Assets	(1,654)	(1,458)
Amortization of Transition Asset	(69)	(69)
Net Periodic Benefit Cost	$590	$649

No pension contributions are required during fiscal 2008.

12.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
Total expected
restructuring charge	$1,248	$5,304	$3,758	$10,310

Balance March 31, 2007	$84	$267	$2,329	$2,680
First quarter charge			86	86
Cash payments			(319)	(319)
Balance June 30, 2007	$84	$267	$2,096	$2,447

Total costs incurred
to date	$1,164	$5,037	$1,662	$7,863

The restructuring costs above relate to the phase out of the labeling operation of the leased distribution facility in Oregon, the closure of corn plants in Wisconsin and Washington and of a green bean plant in upstate New York plus the removal of canned meat production from a plant in Idaho.  The corn plant in Washington has been sold.  The restructuring is complete in the Idaho plant and the New York plant.  The Wisconsin plant is closed and is being operated as a warehouse.

The remaining severance costs are expected to be paid prior to September 30, 2007.  The other costs relate to outstanding lease payments which will be paid over the remaining lives of the corresponding lease terms, which are up to five years.

13.
During the first fiscal quarter of 2008, the Company sold some unused fixed assets which resulted is a gain of $173,000.  During the first fiscal quarter of 2007, the Company sold a closed plant in New York and a receiving station in  Washington which resulted in gains of $282,000 and $406,000, respectively.  These gains and losses are included in Other Operating (Income) Loss in the Unaudited Condensed Consolidated Statements of Net Earnings.

14.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FASB 157”). FASB 157 redefines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurement. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of FASB 157 will have a material impact on its results of operations or financial position; however, additional disclosures will be required under FASB 157.

15.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FASB 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FASB 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of FASB 159 on our consolidated financial statements.

16.	Earnings per share (In thousands, except per share data):

Quarters and Year-to-date Periods Ended	Q U A R T E R
June 30, 2007 and July 1, 2006	2007	2006
	(In thousands, except share amounts)
Basic

Net Earnings	$5,394	$3,659
Deduct preferred stock dividends	6	6

Undistributed earnings	5,388	3,653
Earnings allocated to participating preferred	2,029	1,409

Earnings allocated to common shareholders	$3,359	$2,244

Weighted average common shares outstanding	7,576	6,835

Basis earnings per common share	$0.44	$0.33

Diluted

Earnings allocated to common shareholders	$3,359	$2,244
Add dividends on convertible preferred stock	5	5

Earnings applicable to common stock on a diluted basis	$3,364	$2,249

Weighted average common shares outstanding-basic	7,576	6,835
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	7,643	6,902

Diluted Earnings per common share	$0.44	$0.33

17.
On August 18, 2006, the Company completed its acquisition of 100% of the membership interest in Signature Fruit Company, LLC (“Signature”) from John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings into the canned fruit business; and (2) to take advantage of distribution efficiencies by combining vegetables and fruits on shipments since the customer base of the two companies is similar. The purchase price totaled $47.3 million plus the assumption of certain liabilities. This acquisition was financed with proceeds from a newly expanded $250.0 million revolving credit facility, and $25.0 million of the Company’s Participating Convertible Preferred Stock. The Preferred Stock is convertible into the Company’s Class A Common Stock on a one-for-one basis subject to antidilution adjustments. The Preferred Stock was valued at $24.385 per share based on the market value of the Class A Common Stock during the 30 day average period prior to the acquisition.  A dividend of $784,000 was recorded based on the beneficial conversion of this Preferred Stock for the difference between the exercise price of $24.385 and the average price when the acquisition was announced.  The purchase price to acquire Signature was allocated based on the internally developed fair value of the assets and liabilities acquired and are subject to revision after the results of the independent valuation of property, plant, and equipment becomes available.  The purchase price of $47.3 million has been calculated as follows (in millions):

Cash	$20.0
Issuance of convertible preferred stock	25.0
Closing costs	2.3
Purchase Price	$47.3

The total purchase price of the transaction has been allocated as follows:
Current assets	$131.6
Property, plant and equipment	26.1
Other assets	2.3
Current liabilities	(59.2)
Long-term debt	(45.5)
Other non-current liabilities	(8.0)
Total	$47.3

The Company negotiated the sale of one of the plants and associated warehouses located in California that were acquired in the Signature Fruit acquisition.  During the fourth fiscal quarter of 2007, the plant was sold which resulted in cash proceeds of $27.8 million.  There was no gain or loss recorded on this sale since the property was valued at the net proceeds as part of the purchase price allocation.  The proceeds were used to reduce debt under the Revolving Credit Facility.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

June 30, 2007

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

On August 18, 2006, the Company completed its acquisition of 100% of the membership interest in Signature Fruit Company, LLC (“Signature”) from John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings into the canned fruit business; and (2) to take advantage of distribution efficiencies by combining vegetables and fruits on shipments since the customer base of the two companies is similar. The purchase price totaled $47.3 million plus the assumption of certain liabilities. This acquisition was financed with proceeds from a newly expanded $250.0 million revolving credit facility, and $25.0 million of the Company’s Participating Convertible Preferred Stock. The Preferred Stock is convertible into the Company’s Class A Common Stock on a one-for-one basis subject to antidilution adjustments. The Preferred Stock was valued at $24.385 per share based on the market value of the Class A Common Stock during the 30 day average period prior to the acquisition.  A dividend of $784,000 was recorded based on the beneficial conversion of this Preferred Stock for the difference between the exercise price of $24.385 and the average price when the acquisition was announced.  The purchase price to acquire Signature was allocated based on the internally developed fair value of the assets and liabilities acquired and are subject to revision after the results of the independent valuation of property, plant, and equipment becomes available.  The purchase price of $47.3 million has been calculated as follows (in millions):

Cash	$20.0
Issuance of convertible preferred stock	25.0
Closing costs	2.3
Purchase Price	$47.3

The total purchase price of the transaction has been allocated as follows:
Current assets	$131.6
Property, plant and equipment	26.1
Other assets	2.3
Current liabilities	(59.2)
Long-term debt	(45.5)
Other non-current liabilities	(8.0)
Total	$47.3

The Company negotiated the sale of one of the plants and associated warehouses located in California that were acquired in the Signature Fruit acquisition.  During the fourth fiscal quarter of 2007, the plant was sold which resulted in cash proceeds of $27.8 million.  There was no gain or loss recorded on this sale since the property was valued at the net proceeds as part of the purchase price allocation.  The proceeds were used to reduce debt under the Revolving Credit Facility.

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

With the closure of a Washington facility in the fall of 2004, the Company’s labeling and warehousing requirements at its Oregon location were dramatically reduced.  During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Oregon which resulted in a restructuring charge of $1,461,000.  During the quarter ended July 1, 2006, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility.  The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000.  The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.  During the quarter ended June 30, 2007, the Company moved out of the facility and recorded an $86,000 charge as a result, which is included under Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.

Results of Operations:

Sales:

First fiscal quarter results include Net Sales of $189.4 million, which represent a 27.7% increase, or $41.1 million from the first fiscal quarter of fiscal 2007. This sales increase primarily reflects sales from the Signature Fruit acquisition which amounted to approximately $38.7 million.

The following table presents the changes by business:

	Three Months Ended
	June 30, 2007	July 1, 2006
Canned Vegetables	$131.3	$130.1
Green Giant Alliance	3.9	3.1
Frozen Vegetables	8.2	6.6
Fruit and Chip Products	43.1	5.2
Other	2.9	3.3
	$189.4	$148.3

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended
	June 30, 2007	July 1, 2006
Gross Margin	14.0%	14.1%

Selling	4.3%	4.9%
Administrative	3.1%	3.2%
Other Operating Income	-0.1%	-0.5%

Operating Income	6.7%	6.5%

Interest Expense	2.1%	2.4%

For the three month period ended June 30, 2007, the gross margin remained largely unchanged from the prior year quarter at 14.0%.  Selling costs as a percentage of sales declined as the result of an $857,000 reduction in advertising expenditures from the first fiscal quarter of 2007.

During the first fiscal quarter of 2008, the Company sold some unused fixed assets which resulted in a gain of $173,000.  During the first fiscal quarter of 2007, the Company sold a closed plant in Newark, New York and a receiving station in Pasco, Washington which resulted in gains of $282,000 and $406,000, respectively.  These gains are included in Other Operating Income in the Statements of Net Earnings.

Interest as a percentage of sales decreased from 2.4% to 2.1%.  Although the interest dollars increased 11.1% from $3.6 million in the three month period ended July 1, 2006 to $4.0 in the three month period ended June 30, 2007 million, the sales increase between the same two periods was 27.7% largely due to the Signature Fruit acquisition.  Since the sales increase was greater than the interest increase, the result was a decline in interest as a percentage of sales.

Income Taxes:

The effective tax rate was 36.4% and 38.4% for the three month periods ended June 30, 2007 and July 1, 2006, respectively.  The 2.0% effective tax rate reduction is a largely a function of increased research and experimentation and manufacturers credits recognized as compared to the prior year.

Earnings per Share

Basic and diluted earnings per share were $.44 and $.33 for the three months ended June 30, 2007 and July 1, 2006, respectively.    For details of the calculation of these amounts, refer to footnote 16 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:
The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):
	June		March
	2007	2006	2007	2006
Working Capital:
Balance	323,818	234,126	334,455	229,510
Change in Quarter	(10,637)	4,616	-	-
Long-Term Debt	205,710	141,234	210,395	142,586
Current Ratio	3.15	2.42	3.86	2.63

As shown in the Condensed Consolidated Statements of Cash Flows, Cash Provided by Operating Activities was $14.6 million in the first fiscal quarter of 2008, compared to Cash Provided by Operating Activities of $0.9 million in the first fiscal quarters of 2007.  The $13.7 million increase in cash generation is primarily a result of the reduction of inventory of $16.3 million in the first fiscal quarter of 2008 as compared to $6.1 million in the first fiscal quarter of 2007.

As compared to July 1, 2006, Inventory increased $66.7 million (including the increase in the Off Season Reserve of $5.7 million). The Inventory increase primarily reflects a $63.7 million increase (including the Off Season Reserve increase) in Finished Goods, a $0.7 million decrease in Work in Process and $3.7 million increase in Raw Materials.  The Finished Goods increase reflects a larger harvest this year and the Signature acquisition discussed above. The Raw Materials increase is primarily due to Signature of $8.1 million partially offset by a reduction in Cans and Ends of $2.9 million.

Cash Used in Investing Activities was $12.7 million in the first fiscal quarter of 2008 compared to $2.7 million in the first fiscal quarter of 2007.  Additions to Property, Plant and Equipment were $12.8 million in fiscal 2008 as compared to $3.4 million in fiscal 2007.  In fiscal 2008, a warehouse in Gillett, Wisconsin was the most significant capital project with $2.6 million spent as of the end of the first fiscal quarter.

Cash Used in Financing Activities was $4.6 million in the first fiscal quarter of 2008, principally consisting of borrowing on the revolving credit facility of $45.2 million and the repayment of $49.9 million of Long-Term Debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  As of June 30, 2007, the outstanding balance of the Revolver was $55.2 million.  We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

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

The Company’s credit facilities contain various financial covenants.  At June 30, 2007, the Company was in compliance with all such financial covenants.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FASB 157”). FASB 157 redefines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurement. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of FASB 157 will have a material impact on its results of operations or financial position; however, additional disclosures will be required under FASB 157.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FASB 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FASB 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of FASB 159 on our consolidated financial statements.

Seasonality

The Company's revenues typically have been higher in the second and third fiscal quarters, primarily because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to General Mills Operations, Inc. at the end of each pack cycle.  The two largest commodities are peas and corn, which are sold in the second and third fiscal quarters, respectively.  See the Critical Accounting Policies section below for further details.  In addition, the Company’s non-Green Giant sales have exhibited seasonality with the third fiscal quarter generating the highest sales.  The third fiscal quarter reflects increased sales of the Company’s products during the holiday period.

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

Critical Accounting Policies

In the three months ended June 30, 2007, the Company sold product for cash, on a bill and hold basis of $1,449,000 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”).  There was no similar sale for the three months ended July 1, 2006.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOI. Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOI.  The Company believes it has met the criteria required for bill and hold treatment.

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

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  During fiscal 2007, the Company entered into a natural gas hedge for 50% of its requirements during the production season from June 1 to December 31, 2006.  The Company has not entered into a similar hedge arrangement during fiscal 2008.  There have been no other material changes to the Company’s exposure to market risk since March 31, 2007.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1.                        Legal Proceedings

None.

Item 1A.                     Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
4/01/07 – 4/30/07	1,200	-	$26.95	-	N/A	N/A
5/01/07 – 5/31/07	13,122	-	$29.25	-	N/A	N/A
12/01/06 – 12/31/06	-	-	-	-	N/A	N/A
Total	14,322	-	$29.06	-	N/A	N/A
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
August 7, 2007
Kraig H. Kayser
President and
Chief Executive Officer

/s/Jeffrey L. Van Riper
August 7, 2007
Jeffrey L. Van Riper
Controller and
Chief Accounting Officer