Form 10-Q
period 2007-09-29
SENECA FOODS CORP /NY/
filed 2007-11-07
CIK 88948

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 2007	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No   X

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 31, 2007
Common Stock Class A, $.25 Par	4,825,268
Common Stock Class B, $.25 Par	2,760,905

PART I ITEM 1 FINANCIAL INFORMATION
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited
	September 29, 2007	March 31, 2007
ASSETS

Current Assets:
Cash and Cash Equivalents	$8,760	$8,552
Accounts Receivable, Net	72,447	55,500
Inventories:
Finished Goods	630,814	286,866
Work in Process	47,924	21,635
Raw Materials	53,829	71,986
Off-Season Reserve (Note 2)	(79,582)	-
Total Inventory	652,985	380,487
Deferred Income Tax Asset, Net	6,565	6,260
Other Current Assets	2,189	640
Total Current Assets	742,946	451,439
Property, Plant and Equipment, Net	182,551	172,235
Deferred Income Tax Asset, Net	323	-
Other Assets	2,650	3,041
Total Assets	$928,470	$626,715
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$234,365	$58,615
Accrued Expenses	47,980	38,980
Accrued Vacation	9,067	8,999
Income Taxes Payable	3,856	357
Current Portion of Long-Term Debt and Capital
Lease Obligations	10,001	10,033
Total Current Liabilities	305,269	116,984
Long-Term Debt, Less Current Portion	314,167	210,395
Deferred Income Taxes, Net	-	4,120
Other Long-Term Liabilities	22,567	21,645
Total Liabilities	642,003	353,144
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	35,606	35,691
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	8,667	8,676
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	25,000
Common Stock $.25 Par Value Per Share	3,078	3,075
Paid in Capital	28,373	28,277
Accumulated Other Comprehensive Loss	(1,268)	(1,253)
Retained Earnings	186,759	173,853
Stockholders' Equity	286,467	273,571
Total Liabilities and Stockholders’ Equity	$928,470	$626,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net Sales	$274,445	$283,324	$463,887	$431,665

Costs and Expenses:
Cost of Product Sold	242,488	249,098	405,380	376,580
Selling and Administrative	15,628	15,628	29,759	27,607
Plant Restructuring	4	-	90	-
Other Operating (Income) Loss	(116)	(1,278)	(289)	(1,966)
Total Costs and Expenses	258,004	263,448	434,940	402,221
Operating Income	16,441	19,876	28,947	29,444
Interest Expense	4,977	6,188	9,001	9,816
Earnings Before Income Taxes	11,464	13,688	19,946	19,628

Income Taxes	4,163	5,165	7,251	7,446
Net Earnings	$7,301	$8,523	$12,695	$12,182

Earnings Applicable to Common Stock	$4,551	$4,865	$7,911	$7,082

Basic Earnings per Common Share	$0.60	$0.65	$1.04	$0.99

Diluted Earnings per Common Share	$0.60	$0.65	$1.04	$0.99

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	September 29, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net Earnings	$12,695	$12,182
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	10,796	11,229
Gain on the Sale of Assets	(289)	(1,966)
Deferred Tax Benefit	(4,525)	(1,993)
Changes in Working Capital (excluding effects of business combination):
Accounts Receivable	(16,947)	(27,586)
Inventories	(352,080)	(318,685)
Off-Season Reserve	79,582	101,517
Other Current Assets	(1,549)	1,815
Income Taxes	3,499	(1,804)
Accounts Payable, Accrued Expenses
and Other Liabilities	184,824	176,199
Net Cash Provided by Operations	(83,994)	(49,092)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(20,157)	(8,105)
Cash Paid for Acquisition	-	(22,288)
Cash Received from Acquisition	-	952
Proceeds from the Sale of Assets	288	3,644
Net Cash Used in Investing Activities	(19,869)	(25,797)
Cash Flow from Financing Activities:
Payments on Notes Payable	-	(40,936)
Borrowing on Notes Payable	-	39,390
Long-Term Borrowing	214,315	146,093
Payments on Long-Term Debt and Capital Lease Obligations	(110,575)	(69,079)
Other	343	701
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	104,071	76,157
Net Increase in Cash and Cash Equivalents	208	1,268
Cash and Cash Equivalents, Beginning of the Period	8,552	6,046
Cash and Cash Equivalents, End of the Period	$8,760	$7,314
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 29, 2007

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of September 29, 2007 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2007 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and six month periods ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year.

In the six-months ended September 29, 2007, the Company sold product for cash, on a bill and hold basis of $51,810,000 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”) as compared to $44,234,000 for the six-months ended September 30, 2006. Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOI.  The Company believes it has met the criteria required for bill and hold treatment.

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

2.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $223,000 was recorded as an increase to Retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $4,175,000.  The change in the FIN 48 liability in the first fiscal half of 2008 is not significant.

Included in the balance at adoption are $2,954,000 of tax positions that are highly certain but for which there is uncertainty about the timing. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these positions would not impact the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

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

4.
During the first quarter of fiscal 2007, the Company entered into a Natural Gas Hedge in the form of a swap transaction where the Company purchased, on a forward basis, 50% of its requirements for natural gas during the June 1, 2006 to December 31, 2006 time frame at $7.00 per decatherm.  The Company realized a $429,000 loss on this hedge during the first half of 2007, and marked the remaining hedge to market resulting in a Net Unrealized Loss on this hedge of $38,000 which was recorded as an Accumulated Other Comprehensive Loss on the Balance Sheet. No hedging transactions remain open as of September 29, 2007 and all unrealized losses recorded have been realized.

5.
With the closure of a Washington facility in the fall of 2004, the Company’s labeling and warehousing requirements at its Oregon location were dramatically reduced.  During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Oregon which resulted in a restructuring charge of $1,461,000.  During the quarter ended July 1, 2006, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility.  The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000.  The Company used a portion of the facility for warehousing and attempted to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.  During the quarter ended June 30, 2007, the Company moved out of the facility and recorded a $90,000 charge as a result, which is included under Plant Restructuring in the six months ended September 29, 2007 Unaudited Condensed Consolidated Statements of Net Earnings.

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

7.
In September 2006, the FASB issued Statement of Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. The actual change recorded in the fourth fiscal quarter of 2007 was a $1,253,000 after-tax decrease to accumulated other comprehensive income, which resulted in a reduction to stockholders’ equity. SFAS No. 158 did not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 were effective for fiscal years ending after December 15, 2006.

8.
During the six-month period ended September 29, 2007, there were 7,750 shares or $95,000 of Participating Convertible Preferred Stock converted to Class A Common Stock and 3,834 shares of Class A Common issued for a Equity Compensation Plan.  During the six-month period ended September 30, 2006, there  were 738,985 shares or $9,797,000 of conversions of Participating Convertible Preferred Stock to Class A Common Stock.

9.
For the three months ended September 29, 2007, comprehensive income totaled $7,308,000, including a $7,000 Net Unrealized Gain on Securities, which are purchased solely for the Company’s 401(k) match.  Comprehensive income equaled Net Earnings for the three months ended September 30, 2006.  For the six months ended September 29, 2007, comprehensive income totaled $12,680,000, including a $15,000 Net Unrealized Loss on Securities, which are purchased solely for the Company’s 401(k) match.  Comprehensive income equaled Net Earnings for the six months ended September 30, 2006.

10.
The only changes in Stockholders’ Equity accounts for the six months period ended September 29, 2007, other than the Accumulated Other Comprehensive Income described above, is an increase of $12,695,000 for Net Earnings, an increase of $223,000 related to implementing FIN 48 as described above and a reduction of $12,000 for preferred cash dividends.

11.	The net periodic benefit cost for pension plans consist of:

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service Cost	$1,165	$1,021	$2,276	$2,080
Interest Cost	1,202	1,118	2,404	2,235
Expected Return on Plan Assets	(1,654)	(1,459)	(3,308)	(2,917)
Amortization of Transition Asset	(69)	(69)	(138)	(138)
Net Periodic Benefit Cost	$644	$611	$1,234	$1,260

No pension contributions are required during fiscal 2008.

12.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
Total expected
restructuring charge	$1,248	$5,304	$3,758	$10,310

Balance March 31, 2007	$84	$267	$2,329	$2,680
First and second quarter charge	-	-	90	90
Cash payments	(63)	(17)	(616)	(696)
Balance September 29, 2007	$21	$250	$1,803	$2,074

Total costs incurred
to date	$1,227	$5,054	$1,955	$8,236

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

The remaining severance costs are expected to be paid prior to February 29, 2008.  The other costs relate to outstanding lease payments which will be paid over the remaining lives of the corresponding lease terms, which are up to five years.

13.
During the first half of fiscal 2008, the Company sold some unused fixed assets which resulted is a gain of $289,000.  During the first fiscal quarter of 2007, the Company sold a closed plant in Newark, New York and a receiving station in Pasco, Washington which resulted in gains of $282,000 and $406,000, respectively.  During the second fiscal quarter of 2007, the Company sold a closed plant in East Williamson, New York which resulted in a gain of $1,610,000 and a warehouse facility in New Plymouth, Idaho which resulted in a loss of $321,000.    These gains and losses are included in Other Operating (Income) Loss in the Unaudited Condensed Consolidated Statements of Net Earnings.

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

16.	Earnings per share (In thousands, except per share data):

Quarters and Year-to-date Periods Ended	Q U A R T E R		Y E A R T O D A T E
September 29, 2007 and 2006	2007	2006	2007	2006
	(In thousands, except share amounts)
Basic

Net Earnings	$7,301	$8,523	$12,695	$12,182
Deduct preferred stock dividends paid	6	790	12	796

Undistributed earnings	7,295	7,733	12,683	11,386
Earnings allocated to participating preferred	2,744	2,868	4,773	4,304

Earnings allocated to common shareholders	$4,551	$4,865	$7,910	$7,082

Weighted average common shares outstanding	7,580	7,429	7,578	7,132

Basis earnings per common share	$0.60	$0.65	$1.04	$0.99

Diluted

Earnings allocated to common shareholders	$4,551	$4,865	$7,910	$7,082
Add dividends on convertible preferred stock	5	5	10	10

Earnings applicable to common stock on a diluted basis	$4,556	$4,870	$7,920	$7,092

Weighted average common shares outstanding-basic	7,580	7,429	7,578	7,132
Additional shares added related to equity compensation plan	-	-	-	-
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	7,647	7,496	7,645	7,199

Diluted Earnings per common share	$0.60	$0.65	$1.04	$0.99

17.
On August 18, 2006, the Company completed its acquisition of 100% of the membership interest in Signature Fruit Company, LLC (“Signature”) from John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings into the canned fruit business; and (2) to take advantage of distribution efficiencies by combining vegetables and fruits on shipments since the customer base of the two companies is similar. The purchase price totaled $47.3 million plus the assumption of certain liabilities. This acquisition was financed with proceeds from a newly expanded $250.0 million revolving credit facility, and $25.0 million of the Company’s Participating Convertible Preferred Stock. The Preferred Stock is convertible into the Company’s Class A Common Stock on a one-for-one basis subject to antidilution adjustments. The Preferred Stock was valued at $24.385 per share based on the market value of the Class A Common Stock during the 30 day average period prior to the acquisition.  A dividend of $784,000 was recorded based on the beneficial conversion of this Preferred Stock for the difference between the exercise price of $24.385 and the average price when the acquisition was announced.  The purchase price to acquire Signature was allocated based on the internally developed fair value of the assets and liabilities acquired and the independent valuation of property, plant, and equipment.  The purchase price of $47.3 million has been calculated as follows (in millions):

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

September 29, 2007

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

On August 18, 2006, the Company completed its acquisition of 100% of the membership interest in Signature Fruit Company, LLC (“Signature”) from John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings into the canned fruit business; and (2) to take advantage of distribution efficiencies by combining vegetables and fruits on shipments since the customer base of the two companies is similar. The purchase price totaled $47.3 million plus the assumption of certain liabilities. This acquisition was financed with proceeds from a newly expanded $250.0 million revolving credit facility, and $25.0 million of the Company’s Participating Convertible Preferred Stock. The Preferred Stock is convertible into the Company’s Class A Common Stock on a one-for-one basis subject to antidilution adjustments. The Preferred Stock was valued at $24.385 per share based on the market value of the Class A Common Stock during the 30 day average period prior to the acquisition.  A dividend of $784,000 was recorded based on the beneficial conversion of this Preferred Stock for the difference between the exercise price of $24.385 and the average price when the acquisition was announced.  The purchase price to acquire Signature was allocated based on the internally developed fair value of the assets and liabilities acquired and the independent valuation of property, plant, and equipment.  The purchase price of $47.3 million has been calculated as follows (in millions):

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

Results of Operations:

Sales:

Second fiscal quarter results include Net Sales of $274.4 million, which represent a 3.1% decrease, or $8.9 million from the second fiscal quarter of fiscal 2007. This sales decrease reflects a reduction in sales of Fruit and Chips which amounted to approximately $4.1 million.  The primary reason for this sales reduction was due to a short fruit pack in the previous year (calendar 2006), resulting in the Company running out of certain fruit inventory items, which negatively impacted Food Service and U.S. Government sales.

Six Months Ended September 29, 2007 Net Sales were $463.9 million, which represent a 7.5% increase, or $32.3 million from the first half of fiscal 2007. This sales increase primarily reflects an increase in sales from the Signature Fruit acquisition which amounted to approximately $35.6 million.

The following table presents the sales changes by product category:

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Canned Vegetables	$147.7	$149.9	$278.9	$280.2
Green Giant Alliance	65.3	67.9	69.3	70.9
Frozen Vegetables	9.7	9.1	17.9	15.6
Fruit and Chip Products	47.5	51.6	90.7	56.8
Other	4.2	4.8	7.1	8.1
	$274.4	$283.3	$463.9	$431.6

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Gross Margin	11.7%	12.1%	12.5%	12.7%

Selling	3.5%	3.2%	3.8%	3.8%
Administrative	2.2%	2.3%	2.6%	2.6%
Plant Restructuring	0.0%	0.0%	0.0%	0.0%
Other Operating Income	0.0%	-0.5%	-0.1%	-0.5%

Operating Income	6.0%	7.1%	6.2%	6.8%

Interest Expense	1.8%	2.2%	1.9%	2.3%

For the three month period ended September 29, 2007, the gross margin decreased slightly from the prior year quarter of 12.1% to 11.7%.  Selling costs as a percentage of sales increased as the result of sales mix.

For the six month period ended September 29, 2007, the gross margin remained largely unchanged from the prior year quarter at 12.5%.  Selling costs and administrative as a percentage of sales also remained unchanged for this period as compared to same period in the prior year.

During the first half of fiscal 2008, the Company sold some unused fixed assets which resulted is a gain of $289,000.  During the first fiscal quarter of 2007, the Company sold a closed plant in Newark, New York and a receiving station in Pasco, Washington which resulted in gains of $282,000 and $406,000, respectively.  During the second fiscal quarter of 2007, the Company sold a closed plant in East Williamson, New York which resulted in a gain of $1,610,000 and a warehouse facility in New Plymouth, Idaho which resulted in a loss of $321,000.    These gains and losses are included in Other Operating (Income) Loss in the Unaudited Condensed Consolidated Statements of Net Earnings.

For the six month period ended September 29, 2007, interest as a percentage of sales decreased from 2.3% to 1.9%.  Interest dollars decreased 8.3% from $9.8 million in the six month period ended September 30, 2006 to $9.0 million in the six month period ended September 29, 2007.  This was largely due to lower average borrowings in the current year period compared to the prior year.

Income Taxes:

The effective tax rate was 36.3% and 37.7% for the three month periods ended September 29, 2007 and September 30, 2006, respectively.  The 1.4% effective tax rate reduction is a largely a function of increased research and experimentation and manufacturers credits recognized as compared to the prior year.  The effective tax rate was 36.4% and 37.9% for the six month periods ended September 29, 2007 and September 30, 2006, respectively.

Earnings per Share:

Basic and diluted earnings per share were $.60 and $.65 for the three months ended September 29, 2007 and September 30, 2006, respectively.  Basic and diluted earnings per share were $1.04 and $.99 for the six months ended September 29, 2007 and September 30, 2006, respectively.  For details of the calculation of these amounts, refer to footnote 16 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:
The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):

	September		March
	2007	2006	2007	2006
Working Capital:
Balance	$437,677	$446,608	$334,455	$229,510
Change in Quarter	113,859	212,482	-	-
Long-Term Debt	314,167	344,498	210,395	142,586
Current Ratio	2.43	2.52	3.86	2.63

As shown in the Condensed Consolidated Statements of Cash Flows, Cash Used by Operating Activities was $84.0 million in the first half of fiscal 2008, compared to Cash Used by Operating Activities of $49.1 million in the first half of fiscal 2007.  The $34.9 million decrease in cash generation is primarily a result of the increase in inventory of $272.5 (net of the increase in the Off Season Reserve of $79.6 million) million in the first half of fiscal 2008 as compared to $217.2 million in the first half of fiscal 2007.

As compared to September 30, 2006, Inventory increased $42.7 million. The Inventory increase primarily reflects a $52.4 million increase (net of the Off Season Reserve) in Finished Goods, a $20.8 million decrease in Work in Process and $11.1 million increase in Raw Materials.  The Finished Goods increase reflects a larger harvest this year and a reclassification of certain frozen vegetables from Work in Process of $20.0 million and the Signature acquisition discussed above.  The Work in Process decrease is primarily due to the frozen vegetables reclassification discussed above.  The Raw Materials increase is primarily due to Signature of $8.1 million partially offset by a reduction in Cans and Ends of $2.9 million.

Cash Used in Investing Activities was $19.9 million in the first half of fiscal 2008 compared to $25.8 million in the first half of fiscal 2007.  The first half of fiscal 2008 includes $22.3 million paid for the Signature acquisition.  Additions to Property, Plant and Equipment were $20.2 million in fiscal 2008 as compared to $8.1 million in fiscal 2007.  In fiscal 2008, a warehouse in Gillett, Wisconsin was the most significant capital project with $4.0 million spent as of the end of the second fiscal quarter.

Cash Provided by Financing Activities was $104.1 million in the first half of fiscal 2008, principally consisting of borrowing on the revolving credit facility of $214.3 million and the repayment of $110.6 million of Long-Term Debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  As of September 29, 2007, the outstanding balance of the Revolver was $165.3 million.  We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

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

The Company’s credit facilities contain various financial covenants.  At September 29, 2007, the Company was in compliance with all such financial covenants.

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

Seasonality

The Company's revenues typically have been higher in the second and third fiscal quarters, primarily because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to General Mills Operations, Inc. at the end of each pack cycle.  The two largest commodities are peas and corn, which are primarily sold in the second and third fiscal quarters, respectively.  See the Critical Accounting Policies section below for further details.  In addition, the Company’s non-Green Giant sales have exhibited seasonality with the third fiscal quarter generating the highest sales.  The third fiscal quarter reflects increased sales of the Company’s products during the holiday period.

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

Critical Accounting Policies

In the six-months ended September 29, 2007, the Company sold product for cash, on a bill and hold basis of $51,810,000 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”) versus $44,234,000 for the six-months ended September 30, 2006.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOI.  The Company believes it has met the criteria required for bill and hold treatment.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  During fiscal 2007, the Company entered into a natural gas hedge for 50% of its requirements during the production season from June 1 to December 31, 2006.  The Company has not entered into a similar hedge arrangement during fiscal 2008.  There have been no other material changes to the Company’s exposure to market risk since March 31, 2007.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 29, 2007, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
7/01/07 – 7/31/07	-	-	-	-	N/A	N/A
8/01/07 – 8/31/07	9,700	-	$26.91	-	N/A	N/A
9/01/07 – 9/30/07	-	-	-	-	N/A	N/A
Total	9,700	-	$26.91	-	N/A	N/A
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

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
November 7, 2007
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
November 7, 2007
Roland E. Breunig
Chief Financial Officer