Form 10-Q
period 2007-12-29
SENECA FOODS CORP /NY/
filed 2008-02-06
CIK 88948

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 29, 2007	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Yes  ☑ No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐  Accelerated filer  ☑ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 31, 2008
Common Stock Class A, $.25 Par	4,830,268
Common Stock Class B, $.25 Par	2,760,905

PART I ITEM 1 FINANCIAL INFORMATION
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited
	December 29, 2007	March 31, 2007
ASSETS

Current Assets:
Cash and Cash Equivalents	$12,185	$8,552
Accounts Receivable, Net	62,246	55,500
Inventories:
Finished Goods	441,401	286,866
Work in Process	43,427	21,635
Raw Materials	57,603	71,986
Off-Season Reserve (Note 3)	(66,835)	-
Total Inventory	475,596	380,487
Deferred Income Tax Asset, Net	6,734	6,260
Other Current Assets	2,232	640
Total Current Assets	558,993	451,439
Property, Plant and Equipment, Net	183,780	172,235
Deferred Income Tax Asset, Net	979	-
Other Assets	2,498	3,041
Total Assets	$746,250	$626,715
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$67,928	$58,615
Accrued Expenses	45,455	38,980
Accrued Vacation	9,027	8,999
Income Taxes Payable	5,732	357
Current Portion of Long-Term Debt and Capital
Lease Obligations	10,063	10,033
Total Current Liabilities	138,205	116,984
Long-Term Debt, Less Current Portion	294,362	210,395
Deferred Income Taxes, Net	-	4,120
Other Long-Term Liabilities	20,508	21,645
Total Liabilities	453,075	353,144
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	35,600	35,691
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	8,597	8,676
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	25,000
Common Stock $.25 Par Value Per Share	3,078	3,075
Paid in Capital	28,453	28,277
Accumulated Other Comprehensive Loss	(1,331)	(1,253)
Retained Earnings	193,526	173,853
Stockholders' Equity	293,175	273,571
Total Liabilities and Stockholders’ Equity	$746,250	$626,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006

Net Sales	$381,193	$391,012	$845,080	$822,677

Costs and Expenses:
Cost of Product Sold	348,671	353,668	754,051	730,248
Selling and Administrative	16,520	16,347	46,279	43,954
Plant Restructuring	14	374	104	374
Other Operating (Income) Loss	(10)	(3,193)	(299)	(5,159)
Total Costs and Expenses	365,195	367,196	800,135	769,417
Operating Income	15,998	23,816	44,945	53,260
Interest Expense	5,373	5,675	14,374	15,491
Earnings Before Income Taxes	10,625	18,141	30,571	37,769

Income Taxes	3,847	6,819	11,098	14,265
Net Earnings	$6,778	$11,322	$19,473	$23,504

Earnings Applicable to Common Stock	$4,228	$7,051	$12,139	$14,130

Basic Earnings per Common Share	$0.56	$0.93	$1.60	$1.94

Diluted Earnings per Common Share	$0.55	$0.92	$1.59	$1.93

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	December 29, 2007	December 30, 2006
Cash Flows from Operating Activities:
Net Earnings	$19,473	$23,504
Adjustments to Reconcile Net Earnings to
Net Cash (Used in) Provided by Operations:
Depreciation & Amortization	16,673	17,380
Gain on the Sale of Assets	(299)	(5,159)
Deferred Tax Benefit	(5,350)	(1,842)
Changes in Working Capital (excluding effects of business combination):
Accounts Receivable	(6,746)	(15,110)
Inventories	(161,944)	(102,022)
Off-Season Reserve	66,835	75,327
Other Current Assets	(1,592)	5,757
Income Taxes	5,375	2,090
Accounts Payable, Accrued Expenses
and Other Liabilities	13,518	6,817
Net Cash (Used in) Provided by Operations	(54,057)	6,742
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(27,064)	(14,611)
Cash Paid for Acquisition	-	(22,288)
Cash Received from Acquisition	-	952
Proceeds from the Sale of Assets	298	4,040
Net Cash Used in Investing Activities	(26,766)	(31,907)
Cash Flow from Financing Activities:
Payments on Notes Payable	-	(40,936)
Borrowing on Notes Payable	-	39,390
Long-Term Borrowing	360,916	371,475
Payments on Long-Term Debt and Capital Lease Obligations	(276,919)	(347,755)
Other	471	706
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	84,456	22,868
Net Increase (Decrease) in Cash and Cash Equivalents	3,633	(2,297)
Cash and Cash Equivalents, Beginning of the Period	8,552	6,046
Cash and Cash Equivalents, End of the Period	$12,185	$3,749
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 29, 2007

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 29, 2007 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2007 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and nine month periods ended December 29, 2007 are not necessarily indicative of the results to be expected for the full year.

In the nine-months ended December 29, 2007, the Company sold product for cash, on a bill and hold basis of $176,657,000 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”) as compared to $179,289,000 for the nine-months ended December 30, 2006. Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOI.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the 2007 Seneca Foods Corporation Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2007 Annual Report on Form 10-K.

2.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS Statement No. 109” (“FIN 48”), on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $223,000 was recorded as an increase to Retained Earnings. The total amount of unrecognized tax benefits as of the date of adoption was $4,175,000.  The change in the FIN 48 liability in the nine months of 2008 is a $462,000 increase.

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

4.
During the first quarter of fiscal 2007, the Company entered into a Natural Gas Hedge in the form of a swap transaction where the Company purchased, on a forward basis, 50% of its requirements for natural gas during the June 1, 2006 to December 31, 2006 time frame at $7.00 per decatherm.  The Company realized a $381,000 loss on this hedge during the nine months ended December 30, 2006.  No hedging transactions remain open as of December 29, 2007 or December 30, 2006 and all unrealized losses recorded have been realized.

5.
With the closure of a Washington facility in the fall of 2004, the Company’s labeling and warehousing requirements at its Oregon location were dramatically reduced.  During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Oregon which resulted in a restructuring charge of $1,461,000.  During the quarter ended July 2, 2005, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility.  The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000.  During the quarter ended December 30, 2006, the Company recorded an additional restructuring charge of $374,000 which represented a further reduction in utilization of the facility.  The Company used a portion of the facility for warehousing and attempted to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.  During the nine months ended December 29, 2007, the Company moved out of the facility and recorded a $104,000 charge as a result, which is included under Plant Restructuring in the nine months ended December 29, 2007 Unaudited Condensed Consolidated Statements of Net Earnings.

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

7.
During the nine-month period ended December 29, 2007; there were 12,750 shares or $170,000 of Participating Convertible Preferred Stock converted to Class A Common Stock and 3,834 shares of Class A Common issued for an Equity Compensation Plan.  During the nine-month period ended December 30, 2006, there were 737,175 shares or $9,843,000 of conversions of Participating Convertible Preferred Stock to Class A Common Stock.

8.
For the three months ended December 29, 2007, comprehensive income totaled $6,714,000, including a $64,000 Net Unrealized Loss on Securities, which are purchased solely for the Company’s 401(k) match.  Comprehensive income equaled Net Earnings for the three months ended December 30, 2006.  For the nine months ended December 29, 2007, comprehensive income totaled $19,394,000, including a $79,000 Net Unrealized Loss on Securities, which are purchased solely for the Company’s 401(k) match.  Comprehensive income equaled Net Earnings for the nine months ended December 30, 2006.

9.
The only changes in Stockholders’ Equity accounts for the nine months period ended December 29, 2007, other than the Accumulated Other Comprehensive Income described above, is an increase of $19,473,000 for Net Earnings, an increase of $223,000 related to implementing FIN 48 as described above and a reduction of $11,000 for preferred cash dividends.

10.	The net periodic benefit cost for pension plan consist of:

	Three Months Ended		Nine months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006

Service Cost	$1,137	$1,039	$3,413	$3,119
Interest Cost	1,202	1,117	3,606	3,352
Expected Return on Plan Assets	(1,654)	(1,458)	(4,962)	(4,375)
Amortization of Transition Asset	(69)	(69)	(207)	(207)
Net Periodic Benefit Cost	$616	$629	$1,850	$1,889

Although no pension contributions were required during fiscal 2008, the Company contributed $2.5 million during the third fiscal quarter. During the nine months ended December 30, 2006, the Company made a $2.5 million contribution to its defined benefit pension plan.

11.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
Total expected
restructuring charge	$1,248	$5,304	$3,772	$10,324

Balance March 31, 2007	$84	$267	$2,329	$2,680
First nine months charge			104	104
Cash payments/write-offs	(63)	(17)	(927)	(1,007)
Balance December 29, 2007	$21	$250	$1,506	$1,777

Total costs incurred
to date	$1,227	$5,054	$2,266	$8,547

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

12.
During the nine months ended December 2007, the Company sold some unused fixed assets which resulted in gains totaling $299,000.  During the first fiscal quarter of 2007, the Company sold a closed plant in Newark, New York and a receiving station in Pasco, Washington which resulted in gains of $282,000 and $406,000, respectively.  During the second fiscal quarter of 2007, the Company sold a closed plant in East Williamson, New York which resulted in a gain of $1,610,000 and a warehouse facility in New Plymouth, Idaho which resulted in a loss of $321,000.  In addition, during the third fiscal quarter of 2007, the Company auctioned off unused equipment from the Idaho facility which resulted in a $3,193,000 net gain which is also included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

13.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 redefines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a material impact on its results of operations or financial position; however, additional disclosures will be required under SFAS 157.

In December 2007, the FASB issued Proposed FASB Staff Position (FSP) FAS 157-b.  FSP FAS 157-b proposes deferral of the effective date of SFAS 157 until April 1, 2009 (for the Company) for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  FSP FAS 157-b will become effective upon issuance.

14.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of SFAS 159 on our consolidated financial statements.

15.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” to further enhance the accounting and financial reporting related to business combinations.  SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Therefore, the effects of the Company’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after March 31, 2009.

16.	Earnings per share (In thousands, except per share data):

Quarters and Year-to-date Periods Ended	Q U A R T E R		Y E A R T O D A T E
December 29, 2007 and 2006	2007	2006	2007	2006
	(In thousands, except share amounts)
Basic

Net Earnings	$6,778	$11,322	$19,473	$23,504
Deduct preferred stock dividends paid	6	6	17	801

Undistributed earnings	6,772	11,316	19,456	22,703
Earnings allocated to participating preferred	2,544	4,265	7,317	8,573

Earnings allocated to common shareholders	$4,228	$7,051	$12,139	$14,130

Weighted average common shares outstanding	7,590	7,572	7,582	7,279

Basis earnings per common share	$0.56	$0.93	$1.60	$1.94

Diluted

Earnings allocated to common shareholders	$4,228	$7,051	$12,139	$14,130
Add dividends on convertible preferred stock	5	5	15	15

Earnings applicable to common stock on a diluted basis	$4,233	$7,056	$12,149	$14,145

Weighted average common shares outstanding-basic	7,590	7,572	7,582	7,279
Additional shares added related to equity compensation plan	-	-	-	-
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	7,657	7,639	7,649	7,346

Diluted earnings per common share	$0.55	$0.92	$1.59	$1.93

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

December 29, 2007

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

With the closure of a Washington facility in the fall of 2004, the Company’s labeling and warehousing requirements at its Oregon location were dramatically reduced.  During the quarter ended October 1, 2005, the Company announced the phase out of the labeling operation within the leased distribution facility in Oregon which resulted in a restructuring charge of $1,461,000.  During the quarter ended July 1, 2006, the Company recorded an additional restructuring charge of $290,000 which represented a planned further reduction in utilization of the facility.  The total restructuring charge of $1,751,000 consisted of a provision for future lease payments of $1,306,000, a cash severance charge of $368,000, and a non-cash impairment charge of $77,000.  The Company intends to use a portion of the facility for warehousing and will attempt to sublease the remaining unutilized portion of the facility until the February 2008 expiration of the lease.  During the nine months ended December 29, 2007, the Company moved out of the facility and recorded a $104,000 charge as a result, which is included under Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.

Results of Operations:

Sales:

Third fiscal quarter results include Net Sales of $381.2 million, which represent a 2.5% decrease, or $9.8 million from the third fiscal quarter of fiscal 2007. This sales decrease reflects a planned reduction in Green Giant Alliance sales of $12.0 million and a reduction in sales of Fruit and Chips which amounted to approximately $7.3 million, partially offset by an increase in the Net Sales of Canned Vegetables of $8.8 million.  The primary reason for the Fruit and Chips sales reduction was due to a short fruit pack in the previous year (calendar 2006), resulting in the Company running out of certain fruit inventory items, which negatively impacted Food Service and U.S. Government sales.

Nine months Ended December 29, 2007 Net Sales were $845.1 million, which represent a 2.7% increase, or $22.4 million from the nine months ended December 30, 2006. This sales increase primarily reflects an increase in sales from the Signature Fruit acquisition which amounted to approximately $29.0 million.

The following table presents sales by product category:

	Three Months Ended		Nine months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Canned Vegetables	$180.5	$171.7	$459.5	$451.8
Green Giant Alliance	126.8	138.8	196.1	209.8
Frozen Vegetables	9.9	9.8	27.8	25.5
Fruit and Chip Products	60.3	67.6	150.9	124.4
Other	3.7	3.1	10.8	11.2
	$381.2	$391.0	$845.1	$822.7

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Gross Margin	8.5%	9.6%	10.8%	11.2%

Selling	3.0%	2.6%	3.5%	3.2%
Administrative	1.3%	1.6%	2.0%	2.1%
Plant Restructuring	0.0%	0.1%	0.0%	0.0%
Other Operating Income	0.0%	-0.8%	0.0%	-0.6%

Operating Income	4.2%	6.1%	5.3%	6.5%

Interest Expense	1.4%	1.5%	1.7%	1.9%

For the three month period ended December 29, 2007, the gross margin decreased from the prior year quarter of 9.6% to 8.5% due primarily to higher costs of the current year pack as compared to the prior year.  Selling costs as a percentage of sales increased as the result of sales mix.

For the nine month period ended December 29, 2007, the gross margin decreased slightly from 11.2% in the prior nine month period compared to the same period in the current year at 10.8% due primarily to higher costs of the current year pack as compared to the prior year.  Selling costs as a percentage of sales increased as a result of sales mix.  Administrative costs as a percentage of sales remained largely unchanged for this period as compared to same period in the prior year.

During the nine months ended December 29, 2007, the Company sold some unused fixed assets which resulted in a gain of $299,000.  During the first fiscal quarter of 2007, the Company sold a closed plant in Newark, New York and a receiving station in Pasco, Washington which resulted in gains of $282,000 and $406,000, respectively.  During the second fiscal quarter of 2007, the Company sold a closed plant in East Williamson, New York which resulted in a gain of $1,610,000 and a warehouse facility in New Plymouth, Idaho which resulted in a loss of $321,000.  In addition, during the third fiscal quarter of 2007, the Company auctioned off unused equipment from the Idaho facility which resulted in a $3,193,000 net gain which is also included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

For the nine month period ended December 29, 2007, interest as a percentage of sales decreased from 1.9% to 1.7%.  Interest dollars decreased 7.2% from $15.5 million in the nine month period ended December 30, 2006 to $14.4 million in the nine month period ended December 29, 2007.  This was largely due to lower average borrowings in the current year period compared to the prior year.

Income Taxes:

The effective tax rate was 36.2% and 37.6% for the three month periods ended December 29, 2007 and December 30, 2006, respectively.  The 1.4% effective tax rate reduction is largely a function of increased research and experimentation and manufacturers credits recognized as compared to the prior year.  The effective tax rate was 36.3% and 37.8% for the nine month periods ended December 29, 2007 and December 30, 2006, respectively.

Earnings per Share:

Basic earnings per share were $.56 and $.93 for the three months ended December 29, 2007 and December 30, 2006, respectively.  Diluted earnings per share were $.55 and $.92 for the three months ended December 29, 2007 and December 30, 2006, respectively.  Basic earnings per share were $1.60 and $1.94 for the nine months ended December 29, 2007 and December 30, 2006, respectively.  Diluted earnings per share were $1.59 and $1.93 for the nine months ended December 29, 2007 and December 30, 2006, respectively.  For details of the calculation of these amounts, refer to footnote 16 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:
The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):

	December		March
	2007	2006	2007	2006
Working Capital:
Balance	$420,788	$407,314	$334,455	$229,510
Change in Quarter	(16,889)	(39,294)	-	-
Long-Term Debt, less Current Portion	294,362	290,399	210,395	142,586
Current Ratio	4.04	4.16	3.86	2.63

As shown in the Condensed Consolidated Statements of Cash Flows, Cash Used by Operating Activities was $54.1 million in the first nine months of fiscal 2008, compared to Cash Provided by Operating Activities of $6.7 million in the first nine months of fiscal 2007.  The $60.8 million decrease in cash generation is primarily a result of the increase in inventory of $95.1 million (net of the increase in the Off Season Reserve of $66.8 million) in the first nine months of fiscal 2008 as compared to $26.7 million in the first nine months of fiscal 2007.

As compared to December 30, 2006, Inventory increased $55.8 million. The Inventory increase primarily reflects a $35.5 million increase (net of the Off Season Reserve) in Finished Goods, a $9.7 million increase in Work in Process and $10.6 million increase in Raw Materials.  The Finished Goods increase reflects a larger harvest this year and higher per unit costs in the current year than the prior year.  The Work in Process increase is primarily due to the $4.4 million of higher can sheets in the current year over the prior year and higher frozen vegetables in the current year of $3.8 million.  The Raw Materials increase is primarily due to can supplies increase of $8.1 million over the prior year.

Cash Used in Investing Activities was $26.8 million in the first nine months of fiscal 2008 compared to $31.9 million in the first nine months of fiscal 2007.  The first nine months of fiscal 2007 includes $22.3 million paid for the Signature acquisition.  Additions to Property, Plant and Equipment were $27.1 million in fiscal 2008 as compared to $14.6 million in fiscal 2007.  In fiscal 2008, the most significant investment was a $4.7 million warehouse built in Gillett, Wisconsin.

Cash Provided by Financing Activities was $84.5 million in the first nine months of fiscal 2008, which included borrowings of $360.9 million and the repayment of $276.9 million of Long-Term Debt principally consisting of borrowing and repayment on the revolving credit facility.  This increase is directly related to the increase in inventory of $55.8 million as compared to the prior year.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  As of December 29, 2007, the outstanding balance of the Revolver was $165.3 million.  We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

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

The Company’s credit facilities contain various financial covenants.  At December 29, 2007, the Company was in compliance with all such financial covenants.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 redefines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a material impact on its results of operations or financial position; however, additional disclosures will be required under SFAS 157.

In December 2007, the FASB issued Proposed FASB Staff Position (FSP) FAS 157-b.  FSP FAS 157-b proposes deferral of the effective date of SFAS 157 until April 1, 2009 (for the Company) for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  FSP FAS 157-b will become effective upon issuance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” to further enhance the accounting and financial reporting related to business combinations.  SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Therefore, the effects of the Company’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after March 31, 2009.

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

Critical Accounting Policies

In the nine-months ended December 29, 2007, the Company sold product for cash, on a bill and hold basis of $176,657,000 of Green Giant finished goods inventory to General Mills Operations, Inc. (“GMOI”) as compared to $179,289,000 for the nine-months ended December 30, 2006.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOI.  The Company believes it has met the criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 29, 2007, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
10/01/07 – 10/31/07	-	-	-	-	N/A	N/A
11/01/07 – 11/30/07	-	-	-	-	N/A	N/A
12/01/07 – 12/31/07	10,191	-	$25.18	-	N/A	N/A
Total	10,191	-	$25.18	-	N/A	N/A
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

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
February 6, 2008
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
February 6, 2008
Roland E. Breunig
Chief Financial Officer