Form 10-K
period 2008-03-31
SENECA FOODS CORP /NY/
filed 2008-06-16
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008	Commission File Number 0-01989

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12(b-2) of the Exchange Act).

Large accelerated filer Accelerated filer X Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on September 30, 2007 was approximately $165,981,000.

Common shares outstanding as of May 30, 2008 were Class A: 4,830,268, Class B: 2,760,905.

Documents Incorporated by Reference:

(1)	Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

(2)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2008 (the “2008 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT - FISCAL 2008
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

Financial Information about Industry Segments

The Company manages its business on the basis of two reportable segments – the primary segment is the processing and sale of fruits and vegetables and secondarily the processing and sale of fruit chip products.  These two segments constitute the food operation.  The food operation constitutes 99% of total sales, of which approximately 80% is vegetable processing, 19% is fruit processing and 1% is fruit chip processing.  The non-food operation is mostly trade sales of cans and ends, which represents 1% of the Company’s total sales.

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

The following table summarizes net sales by major product category for the years ended March 31, 2008, 2007, and 2006:

Classes of similar products/services:	2008	2007	2006

	(In thousands)
Net Sales:
GMOI	$201,676	$210,313	$240,490
Canned vegetables	616,636	579,731	573,779
Frozen vegetables	39,880	35,696	29,464
Fruit	193,768	164,969	5,893
Snack	14,996	18,369	20,747
Other	13,768	15,775	13,450

	$ 1,080,724	$ 1,024,853	$883,823

Source and Availability of Raw Materials

The Company’s food processing plants are located in major vegetable producing states and in two fruit producing states.  Fruits and vegetables are primarily obtained through contracts with growers.  The Company’s sources of supply are considered equal or superior to its competition for all of its food products.

Intellectual Property

The Company's most significant brand name, Libby's, is held pursuant to a trademark license granted to the Company in March 1982 and renewable by the Company every 10 years for an aggregate period expiring in March 2081.  The original licensor was Libby, McNeill & Libby, Inc., then an indirect subsidiary of Nestlé, S. A. ("Nestlé") and the license was granted in connection with the Company's purchase of certain of the licensor's canned vegetable operations in the United States.  Corlib Brands Management, LTD, acquired the license from Nestlé during 2006.  The license is limited to vegetables which are shelf-stable and thermally processed, and includes the Company's major vegetable varieties – corn, peas and green beans – as well as certain other thermally processed vegetable varieties and sauerkraut.

The Company is required to pay an annual royalty, initially set at $25,000, and adjustable up or down in subsequent years based upon changes in the "Employment Cost Index-Private Non-farm Workers" published by the U. S. Bureau of Labor Statistics or an appropriate successor index as defined in the license agreement.  Corlib Brands may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).  With the purchase of Signature, which also uses the Libby’s brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s revenue dollars for fruits, vegetables, and dry beans.  A total of $371,000 was paid as a royalty fee for the year ended March of 2008.

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

Competition and Customers

Competition in the food business is substantial with brand recognition and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company is aware of approximately 18 competitors in the U.S. processed vegetable industry, many of which are privately held companies.  The Company believes that it is a major producer of canned vegetables, but some producers of canned, frozen and other modes of vegetable products have sales which exceed the Company's sales.  The Company is aware of approximately eight competitors in the U.S. processed fruit industry.  In addition, there are significant quantities of fruit that are imported from Europe, Asia and South America.

During the past year, approximately 10% of the Company’s processed foods sales were packed for retail customers under the Company’s branded labels of Libby’s®, Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Diamond A®, and Seneca®.  About 24% of processed foods sales were packed for institutional food distributors and 47% were retail packed under the private label of customers.  The remaining 19% was sold under the Alliance Agreement with GMOI (see note 12 of Item 8, Financial Statements and Supplementary Data).  Termination of the Alliance Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOI or another major vegetable marketer.  The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top five national brands.

The information under the heading Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report is incorporated by reference.

Environmental Protection

Environmental protection is an area that has been worked on most diligently at each food processing facility.  In all locations, the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities.  In general, we believe pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards.  The Company does not expect any material capital expenditures to comply with environmental regulations in the near future.  The Company is a potentially responsible party with respect to a waste disposal site owned and operated by a third party.  The Company believes that any reasonably anticipated liabilities will not exceed $300,000 for the waste disposal site.

Environmental Litigation and Contingencies

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which it carries insurance, as well as patent infringement and related litigation.  The Company is in a highly regulated industry and is also periodically involved in government actions for regulatory violations and other matters surrounding the manufacturing of its products, including, but not limited to, environmental, employee, and product safety issues. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

The Company is one of a number of business and local government entities which contributed waste materials to a landfill in Yates County in upstate New York, which was operated by a party unrelated to the Company primarily in the 1970’s through the early 1980’s.  The Company’s wastes were primarily food and juice products.  The landfill contained some hazardous materials and was remediated by the State of New York.  The New York Attorney General has advised the Company and other known non-governmental waste contributors that New York has sustained a total remediation cost of $4.9 million and seeks recovery of half that cost from the non-governmental waste contributors.  The Company is one of four identified contributors (“Group”) who cooperatively are investigating the history of the landfill so as to identify and seek out other potentially responsible parties who are not defunct and are financially able to contribute to the non-governmental parties’ reimbursement liability.  The Group has offered a settlement but has not received a response from the State.  The Company does not believe that any ultimate settlement in excess of the amount accrued will have a material impact on its financial position or results of operations.

Employment

The Company has 3,201 employees of which 2,776 full time and 425 seasonal employees work in food processing and 76 full time employees work in other activities.

The Company has six collective bargaining agreements with three unions covering approximately 900 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  Two collective bargaining agreements expire in calendar 2009, one agreement expires in calendar 2010, two agreements expire in calendar 2011 and one agreement expires in calendar 2012.

Export Sales

The following table sets forth domestic and export sales:
	Fiscal Year
	2008	2007	2006
	(In thousands, except percentages)
Net Sales:
United States	$976,163	$935,948	$804,236
Export	104,561	88,905	79,587
Total Net Sales	$1,080,724	$1,024,853	$883,823

As a Percentage of Net Sales:
United States	90.3%	91.3%	91.0%
Export	9.7%	8.7%	9.0%
Total	100.0%	100.0%	100.0%

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

Our operations are affected by the growing cycles of the fruits and vegetables we process.  When the fruits and vegetables are ready to be picked, we must harvest and process them or forego the opportunity to process fresh picked fruits and vegetables for an entire year.  Most of our fruits and vegetables are grown by farmers under contract with us.  Consequently, we must pay the contract grower for the fruits and vegetables even if we cannot or do not harvest or process them.  Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the quarter that the growing season ends for most of the produce processed by us.  In that quarter, the growing season ends for most of the vegetables processed by us in the northern United States.  A majority of our sales occur during the third and fourth quarter of each fiscal year due to seasonal consumption patterns for our products.  Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the third and fourth quarters.  Net sales generated during our third and fourth fiscal quarters have a significant impact on our results of operations.  Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

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

As of March 31, 2008, we had a total of approximately $260 million of indebtedness.  Our indebtedness could have important consequences, such as limiting our operational flexibility due to the covenants contained in our debt agreements; limiting our ability to invest in our business due to debt service requirements; limiting our ability to compete with companies that are not as highly leveraged; and increasing our vulnerability to economic downturns and changing market conditions.

Our revolving credit facility and certain other indebtedness carry variable interest rates which causes us to be exposed to fluctuation in our interest rates.

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

We have an Alliance Agreement with GMOI, whereby we process canned and frozen vegetables for GMOI under the Green Giant brand name.  GMOI continues to be responsible for all of the sales, marketing and customer service functions for the Green Giant products.  The Alliance Agreement has a remaining term of eight years.  Green Giant products packed by us in fiscal 2008 and 2007 constituted approximately 19% and 21%, respectively, of our total sales.  General Mills, Inc. guarantees GMOI’s obligations under the Alliance Agreement.

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

Sales to GMOI have declined $50 million, from $252 million to $202 million, between fiscal year 2003 and fiscal year 2008.

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

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

	Square Footage (000)	Acres
Food Group

Modesto, California	2,123	114
Buhl, Idaho	489	141
Payette, Idaho	387	43
Princeville, Illinois	205	222
Arlington, Minnesota	264	541
Blue Earth, Minnesota	286	346
Bricelyn, Minnesota	57	8
Glencoe, Minnesota	630	783
LeSueur, Minnesota	181	71
Montgomery, Minnesota	549	1,021
Rochester, Minnesota	1,043	860
Geneva, New York	764	607
Leicester, New York	216	91
Marion, New York	348	181
Dayton, Washington	251	41
Yakima, Washington	119	8
Baraboo, Wisconsin	254	8
Cambria, Wisconsin	412	329
Clyman, Wisconsin	408	416
Cumberland, Wisconsin	228	287
Gillett, Wisconsin	303	105
Janesville, Wisconsin	1,093	291
Mayville, Wisconsin	282	367
Oakfield, Wisconsin	220	2,192
Ripon, Wisconsin	348	75

Non-Food Group

Penn Yan, New York	27	4

Total	11,487	9,152

These facilities primarily process and package various vegetable and fruit products.  Most of the facilities are owned by the Company.  The Company is a lessee under a number of operating leases for equipment and real property used for processing and warehousing.

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

Certain of the Company’s facilities are mortgaged to financial institutions to secure long-term debt and capital lease obligations.  See Notes 3, 4 and 5 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s long-term debt and lease commitments.

Item 3

Legal Proceedings

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which it carries insurance, as well as patent infringement and related litigation.  The Company is in a highly regulated industry and is also periodically involved in government actions for regulatory violations and other matters surrounding the manufacturing of its products, including, but not limited to, environmental, employee, and product safety issues. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

On August 2, 2007, the Company received two civil citations from CalOSHA (the state agency responsible for enforcing occupational safety and health regulations), relating to the accidental death of a warehouse employee at the Company’s Modesto facility on February 5, 2007.  The Company is appealing the citations to the California Occupational Safety and Health Appeals Board.

On February 8, 2008, a subsidiary of the Company was named as a defendant in a criminal action in Stanislaus County, California, relating to the above accident at the Modesto facility.  The complaint alleges a felony violation of sec. 6425(a) of the California Labor Code by a subsidiary of the Company.  The criminal charges are still pending and being vigorously defended.

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

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Secutities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2008 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting.  The 2007 Equity Plan has a 10-year term and authorized the issuance of up to 100,000 shares of either Class A Common and Class B Common or a combination of the two classes of stock.   Also on August 10, 2007 (the “Grant Date”), the Company’s Compensation Committee awarded a total of $100,000 of restricted Class A Common Stock under the terms of the 2007 Equity Plan.  Based on the Grant Date market price of the Class A Common Stock, a total of 3,834 shares were awarded.  As of March 31, 2008, there were 96,166 shares available for distribution as part of future awards under this 2007 Equity Plan.  No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

Common Stock Performance Graph

Refer to the information in the 2008 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)		Average Price Paid per Share
Period	Class A Common	Class B Common	Class A Common	Class B Common	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
1/01/08 - 1/31/08	5,603	8,500	$23.63	$23.25	N/A	N/A
2/01/08 - 2/29/08	-	1,500	-	$23.15	N/A	N/A
3/01/08 - 3/31/08	16,000	9,000	20.35	$21.82	N/A	N/A
Total	21,603	14,000	$21.20	$22.32	N/A	N/A

(1) These purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the Plans.

Item 6

Selected Financial Data

Refer to the information in the 2008 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2008 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2008 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2008 Annual Report, Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm, which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm BDO Seidman, LLP, which audited the Company’s 2008 financial statements incorporated into this Form 10-K, has issued an opinion on management’s assessment, as of March 31, 2008,  of the Company’s internal control over financial reporting.  Their opinion appears on page 12.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited Seneca Foods Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2008 and 2007, and the related consolidated statements of net earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 9, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/BDO Seidman, LLP
Milwaukee, Wisconsin

June 9, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited the accompanying consolidated balance sheets of Seneca Foods Corporation as of March 31, 2008 and 2007 and the related consolidated statements of net earnings, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. In connection with our audit of the financial statements, we have also audited the accompanying schedule II, Valuation of Qualifying Accounts for each of the three years in the period ended March 31, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seneca Foods Corporation as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) Interpretation No. 48, “Accounting for Uncertain Income Taxes – an Interpretation of SFAS Statement No. 109”, on April 1, 2007.

As discussed in Note 10 to the consolidated financial statements, effective December 30, 2007 the Company changed its inventory valuation method from the lower of cost; determined under the first-in, first-out (FIFO) method; or market, to the lower of cost; determined under the last-in, first-out (LIFO) method or market.

As reflected in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of March 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Seneca Foods Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2008, expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP
Milwaukee, Wisconsin

June 9, 2008

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15

Exhibits and Financial Statement Schedules

A.	Exhibits, Financial Statements, and Supplemental Schedules

1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the Annual Report for the year ended March 31, 2008, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2008, 2007 and 2006

Consolidated Balance Sheets - March 31, 2008 and 2007

Consolidated Statements of Cash Flows – Years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements – Years ended March 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Pages

2.	Supplemental Schedule:

Schedule II	—	Valuation and Qualifying Accounts	17

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits:

No 3	-
Articles of Incorporation and By-Laws - Incorporated by reference to exhibits 3.1, 3.2 and 3.3 the Company’s Form 10-Q/A filed August, 1995; as amended by exhibit 3 filed with the Company’s Form 10-K filed June 1996 as amended by exhibit 3(i) to the Company’s Form 8-K dated September 17, 1998; as amended by exhibit 3.3 to the Company’s form 8-K dated June 10, 2003, amended by Exhibit 3 of the Company’s Form 8-K dated August 23, 2006, amended by Exhibit 3 of the Company's form 8-K dated November 6, 2007.

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
The material contained in the 2008 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith).

No. 18	-	Preferability Letter (filed herewith)

No. 21	-	List of Subsidiaries (filed herewith)

No. 23	-	Consent of BDO Seidman, LLP (filed herewith)

No. 24		Powers of Attorney (filed herewith)

No. 31.1	-	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No. 31.2	-	Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No. 32	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Charged/ (credited) to income	Charged to other accounts		Deductions from reserve		Balance at end of period
Year-ended March 31, 2008: Allowance for doubtful accounts	$504	$(34)	$—		$13	(a)	$457
Income tax valuation allowance	$3,538	$(92)	$—		$—		$3,446

Year-ended March 31, 2007: Allowance for doubtful accounts	$445	$(149)	$89	(b)	$(119	) (c)	$504
Income tax valuation allowance	$—	$3,538	$—		$—		$3,538

Year-ended March 31, 2006: Allowance for doubtful accounts	$625	$(568)	$—		$(388	) (c)	$445

(a) Accounts written off, net of recoveries.
(b) Acquired via the Signature acquisition.
(c) Recoveries, net of accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION By /s/Jeffrey L. Van Riper Jeffrey L. Van Riper Controller and Secretary (Principal Accounting Officer)	June 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott	Chairman and Director	June 13, 2008
Arthur S. Wolcott

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, and Director	June 13, 2008

/s/Roland E. Breunig Roland E. Breunig	Chief Financial Officer and Treasurer	June 13, 2008

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Controller and Secretary (Principal Accounting Officer)	June 13, 2008

*	Director	June 13, 2008
Arthur H. Baer

*	Director	June 13, 2008
Andrew M. Boas

*	Director	June 13, 2008
Robert T. Brady

*	Director	June 13, 2008
Susan A. Henry

*	Director	June 13, 2008
G. Brymer Humphreys

*	Director	June 13, 2008
Thomas Paulson

*	Director	June 13, 2008
Susan W. Stuart

*	Director	June 13, 2008
James F. Wilson

/s/Roland E. Breunig *By Roland E. Breunig, Attorney-in-fact