Form 10-Q
period 2008-06-28
SENECA FOODS CORP /NY/
filed 2008-08-07
CIK 88948

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 28, 2008	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 31, 2008
Common Stock Class A, $.25 Par	4,830,518
Common Stock Class B, $.25 Par	2,760,905

PART I ITEM 1 FINANCIAL INFORMATION
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited
	June 28, 2008	March 31, 2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$7,830	$10,322
Accounts Receivable, Net	49,535	62,012
Inventories:
Finished Goods	155,025	274,543
Work in Process	19,525	28,277
Raw Materials and Supplies	129,145	92,919
Off-Season Reserve (Note 3)	69,977	-
Total Inventory	373,672	395,739
Deferred Income Tax Asset, Net	6,507	6,685
Other Current Assets	17,558	10,722
Total Current Assets	455,102	485,480
Property, Plant and Equipment, Net	179,518	183,051
Deferred Income Tax Asset, Net	721	1,196
Other Assets	2,193	2,346
Total Assets	$637,534	$672,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$67,650	$49,400
Other Accrued Expenses	41,019	46,428
Accrued Vacation	9,656	9,390
Current Portion of Long-Term Debt	10,213	10,160
Total Current Liabilities	128,538	115,378
Long-Term Debt, Less Current Portion	203,843	250,039
Other Long-Term Liabilities	27,791	27,226
Total Liabilities	360,172	392,643
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	35,600	35,600
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	8,596	8,596
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	25,000
Common Stock $.25 Par Value Per Share	3,079	3,079
Additional Paid-in Capital	28,466	28,460
Accumulated Other Comprehensive Loss	(3,613)	(3,628)
Retained Earnings	179,982	182,071
Stockholders' Equity	277,362	279,430
Total Liabilities and Stockholders’ Equity	$637,534	$672,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	June 28, 2008	June 30, 2007

Net Sales	$216,713	$189,442

Costs and Expenses:
Cost of Product Sold	200,851	168,532
Selling, General, and Administrative	15,864	14,131
Plant Restructuring	-	86
Other Operating Income	(271)	(176)
Total Costs and Expenses	216,444	182,573
Operating Income	269	6,869
Interest Expense	3,752	4,024
(Loss) Earnings Before Income Taxes	(3,483)	2,845

Income Taxes (Benefit) Expense	(1,406)	1,115
Net (Loss) Earnings	$(2,077)	$1,730

(Loss) Earnings Applicable to Common Stock	$(1,301)	$1,075

Basic (Loss) Earnings per Common Share	$(0.17)	$0.14

Diluted (Loss) Earnings per Common Share	$(0.17)	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	June 28, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(2,077)	$1,730
Adjustments to Reconcile Net (Loss) Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	5,503	5,497
Gain on the Sale of Assets	(271)	(121)
Deferred Tax Expense (Benefit)	653	(3,831)
Changes in Operating Assets and Liabilities:
Accounts Receivable	12,477	6,117
Inventories	92,044	21,983
Off-Season Reserve	(69,977)	(47,671)
Other Current Assets	(2,405)	(261)
Income Taxes	9	2,994
Accounts Payable, Accrued Expenses
and Other Liabilities	13,524	28,184
Net Cash Provided by Operations	49,480	14,621
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(6,304)	(12,857)
Proceeds from the Sale of Assets	358	121
Net Cash Used in Investing Activities	(5,946)	(12,736)
Cash Flow from Financing Activities:
Long-Term Borrowing	24,661	45,248
Payments on Long-Term Debt and Capital Lease Obligations	(70,804)	(49,933)
Other	129	129
Dividends	(12)	(12)
Net Cash Used in Financing Activities	(46,026)	(4,568)
Net Decrease in Cash and Cash Equivalents	(2,492)	(2,683)
Cash and Cash Equivalents, Beginning of the Period	10,322	8,552
Cash and Cash Equivalents, End of the Period	$7,830	$5,869

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 28, 2008

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of June 28, 2008 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2008 balance sheet was derived from the audited consolidated financial statements.  The June 30, 2007 results have been restated to reflect the Company’s change to the LIFO inventory valuation method which occurred during fiscal 2008.  As previously reported in the 2008 Seneca Foods Corporation Report on Form 10-K, this resulted in Cost of Sales increasing $5,637,000, which reduced Net Earnings by $3,664,000 or $.30 per diluted share.

The results of operations for the three month period ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year.

In the three months ended June 30, 2007, the Company sold product for cash, on a bill and hold basis of $1,449,000 of Green Giant finished goods inventory to General Mills Operations, LLC  (“GMOL”).  There was no similar sale for the three months ended June 28, 2008.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the 2008 Seneca Foods Corporation Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2008 Annual Report on Form 10-K.

2.
The Company implemented the LIFO inventory valuation method during 2008.  FIFO based inventory costs exceeded LIFO based inventory costs by $38,441,000 as of the end of the first fiscal quarter of 2009.  The change in the LIFO Reserve for the first quarter ended June 28, 2008 was $10,276,000 as compared to $5,637,000 for the first quarter ended June 30, 2007 and reflects the impact on the quarter of significant inflationary cost increases expected throughout fiscal 2009.

3.
The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  All Off-Season Reserve balances, which essentially represent a contra-inventory account, are zero at fiscal year end. Depending on the time of year, the Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date or the excess of incurred expenses over absorbed expenses to date.  Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.

4.
In 2006, the Company announced the phase out of the Salem labeling operation which resulted in restructuring charges. During the quarter ended June 30, 2007, the Company moved out of the facility and recorded an $86,000 additional charge, which is included under Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.  There were no similar charges for the three months ended June 28, 2008.

5.	During the three-month period ended June 28, 2008; there were 250 shares or $3,000 of Convertible Participating Preferred Stock converted to Class A Common Stock.

6.	Comprehensive income (loss) equaled Net Earnings (Loss) for the three months ended June 28, 2008 and June 30, 2007.

7.	The only changes in Stockholders’ Equity accounts for the three months period ended June 28, 2008, is a reduction of $2,077,000 for Net Loss and a reduction of $12,000 for preferred cash dividends.

8.	The net periodic benefit cost for Company’s pension plan consist of:

	Three Months Ended
	June 28, 2008	June 30, 2007

Service Cost	$756	$1,111
Interest Cost	1,435	1,202
Expected Return on Plan Assets	(1,474)	(1,654)
Amortization of Transition Asset	(69)	(69)
Net Periodic Benefit Cost	$648	$590

No pension contributions are required during fiscal 2009.

9.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
Total expected
restructuring charge	$1,248	$5,749	$3,914	$10,911

Balance March 31, 2008	$-	$250	$1,286	$1,536
Cash payments/write offs	-	-	(62)	(62)
Balance June 28, 2008	$-	$250	$1,224	$1,474

Total costs incurred
to date	$1,248	$5,499	$2,690	$9,437

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
.

10.
During the three months ended June 28, 2008, the Company sold some unused fixed assets which resulted in gains totaling $271,000.  During the three months ended June 30, 2007, the Company sold some unused fixed assets which resulted in a gain of $176,000.  Both gains are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

11.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards) SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 redefines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurement. SFAS 157 was initially effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-b. FSP FAS 157-b defers the effective date of  SFAS 157 until April 1, 2009 (for the Company) for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its results of operations or financial position; however, additional disclosures will be required under SFAS 157.  Through June 28, 2008, SFAS 157 had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities.  Effective April 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis.  This is not expected to have a material impact on the Company’s consolidated results of operations or financial position.  The Company measures the fair value of long-lived assets on a nonrecurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has assessed the impact of SFAS 159 and has determined it is immaterial to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) to further enhance the accounting and financial reporting related to business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of SFAS 141(R) will depend upon the extent and magnitude of acquisitions after March 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP).  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements

12.	(Loss) Earnings per share (In thousands, except per share data):

Quarters and Year-to-date Periods Ended	Q U A R T E R
June 28, 2008 and June 30, 2007	2008	2007
	(In thousands, except share amounts)
Basic

Net (Loss) Earnings	$(2,077)	$1,730
Deduct preferred stock dividends paid	6	6

Undistributed earnings	(2,083)	1,724
(Loss) Earnings allocated to participating preferred	(782)	649

(Loss) Earnings allocated to common shareholders	$(1,301)	$1,075

Weighted average common shares outstanding	7,591	7,576

Basis earnings per common share	$(0.17)	$0.14

Diluted

(Loss) Earnings allocated to common shareholders	$(1,301)	$1,075
Add dividends on convertible preferred stock	-	5

(Loss) Earnings applicable to common stock on a diluted basis	$(1,301)	$1,080

Weighted average common shares outstanding-basic	7,591	7,576
Additional shares issued related to the equity compensation plan	-	-
Additional shares to be issued under full conversion of preferred stock	-	67

Total shares for diluted	7,591	7,643

Diluted (Loss) Earnings per common share	$(0.17)	$0.14

.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 28, 2008

Seneca Foods Corporation (the “Company”) is primarily a vegetable and fruit processing company with manufacturing facilities located throughout the United States.  Its products are sold under the Libby’s®, Aunt Nellie’s Farm Kitchen®, Stokely’s®, READ®, and Seneca® labels as well as through the private label and industrial markets.  In addition, under an alliance with General Mills Operations, LLC (GMOL), a successor to the Pillsbury Company and a subsidiary of General Mills, Inc., Seneca produces canned and frozen vegetables, which are sold by GMOL under the Green Giant® label.

The Company’s raw product is harvested mainly between June through November. The Company experienced favorable growing conditions last summer and early fall reflecting a combination of adequate heat units and moisture.  These beneficial growing conditions favorably impacted crop yields and plant recovery rates, and further resulted in favorable manufacturing variances.

In 2006, the Company announced the phase out of the Salem labeling operation which resulted in a restructuring charges. During the quarter ended June 30, 2007, the Company moved out of the facility and recorded an $86,000 charge as a result, which is included under Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.  There were no similar charges for the three months ended June 28, 2008.

Results of Operations:

Sales:

First fiscal quarter results include Net Sales of $216.7 million, which represents a 14.4% increase, or $27.3 million, from the first quarter of fiscal 2008.  Increased sales volume accounted for $15.3 million of this increase, while increased selling prices/improved sales mix represented $12.0 million of the increase.  The increase in sales is primarily due to a $19.2 million increase in Canned Vegetable sales and a $6.9 million increase in Fruit sales.

The following table presents sales by product category (in thousands):

	Three Months Ended
	June 28, 2008	June 30, 2007
Canned Vegetables	$150.5	$131.3
Green Giant Alliance	3.0	3.9
Frozen Vegetables	10.2	8.2
Fruit Products	45.9	39.0
Snack	3.7	4.1
Other	3.4	2.9
	$216.7	$189.4

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended
	June 28, 2008	June 30, 2007
Gross Margin	7.3%	10.9%

Selling	4.3%	4.3%
Administrative	3.0%	3.1%
Plant Restructuring	0.0%	0.0%
Other Operating Income	-0.1%	-0.1%

Operating Income	0.1%	3.6%

Interest Expense	1.7%	2.1%

For the three month period ended June 28, 2008, the gross margin decreased from the prior year quarter of 10.9% to 7.3% due primarily to higher costs of the current year pack as compared to the prior year.  In addition, the Company implemented the LIFO inventory valuation method during fiscal 2008.  FIFO based inventory costs exceeded LIFO based inventory costs by $38,441,000 as of the end of the first fiscal quarter of 2009.  The change in the LIFO Reserve for the first quarter ended June 28, 2008 was $10,276,000 as compared to $5,637,000 for the first quarter ended June 30, 2007 and reflects the impact on the quarter of significant inflationary cost increases expected throughout fiscal 2009.  On an after-tax basis, LIFO reduced Net Earnings by $6,124,000 for the quarter ended June 28, 2008 and by $3,664,000 for the quarter ended June 30, 2007.

Selling costs as a percentage of sales were unchanged from the prior year quarter at 4.3%.

During the three months ended June 28, 2008, the Company sold some unused fixed assets which resulted in gains totaling $271,000.  During the three months ended June 30, 2007, the Company sold some unused fixed assets which resulted in a gain of $176,000.  Both gains are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

For the three month period ended June 28, 2008, interest as a percentage of sales decreased from 2.1% to 1.7%.  This was largely due to lower average borrowings and interest rates in the current year period compared to the prior year.

Income Taxes:

The effective tax rate was 40.4% and 39.2% for the three month periods ended June 28, 2008 and June 30, 2007, respectively.

Earnings per Share:

Basic and diluted (loss) earnings per share were $(.17) and $.14 for the three months ended June 28, 2008 and June 30, 2007 respectively.  For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:
The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):
	June		March
	2008	2007	2008	2007
Working Capital:
Balance	$326,564	$318,181	$370,102	$334,455
Change in Quarter	(43,538)	(16,274)	-	-
Long-Term Debt	203,843	205,710	250,039	210,395
Current Ratio	3.54	3.15	4.21	3.86

As shown in the Condensed Consolidated Statements of Cash Flows, Cash Provided by Operating Activities was $49.4 million in the first three months of fiscal 2009, compared to Cash Provided by Operating Activities of $14.6 million in the first three months of fiscal 2008.  The $34.8 million increase in cash generation is primarily a result of the decrease in inventory of $22.1 million (net of the increase in the Off Season Reserve of $70.0 million) in the first three months of fiscal 2009 as compared to $25.7 million increase in inventory in the first three months of fiscal 2008.

As compared to June 30, 2007, inventory decreased $32.5 million. The inventory decrease primarily reflects a $65.4 million decrease (net of the Off Season Reserve) in Finished Goods, a $2.6 million increase in Work in Process and $30.3 million increase in Raw Materials and Supplies.  The Finished Goods decrease reflects a late harvest this year partially offset by higher per unit costs in the current year than the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $38.4 million as of the end of the first fiscal quarter of 2009 as compared to $5.6 million as of the end of the first quarter of 2008.  The Raw Materials increase is primarily due to cans and can supplies increase of $34.9 million over the prior year.  This is due to a combination of higher quantities and unit costs in inventory in the current year as compared to the prior year.

Cash Used in Investing Activities was $5.9 million in the first three months of fiscal 2009 compared to $12.7 million in the first three months of fiscal 2008.  Additions to Property, Plant and Equipment were $6.3 million in fiscal 2009 as compared to $12.9 million in fiscal 2008 due to fewer large capital projects in the first quarter compared to the prior year.

Cash Used in Financing Activities was $46.0 million in the first three months of fiscal 2009, which included borrowings of $24.7 million and the repayment of $70.8 million of Long-Term Debt principally consisting of borrowing and repayment on the revolving credit facility.  This decrease is directly related to the decrease in inventory of $38.1 million as compared to the prior year.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  As of June 30, 2008, the outstanding balance of the Revolver was $63.2 million.  We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

The Company’s credit facilities contain various financial covenants.  At June 28, 2008, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

In the three months ended June 30, 2007, the Company sold product for cash, on a bill and hold basis of $1,449,000 of Green Giant finished goods inventory to General Mills Operations, LLC  (“GMOL”).  There was no similar sale for the three months ended June 28, 2008.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company’s exposure to market risk since March 31, 2008.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 28, 2008, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
4/01/08 – 4/30/08	7,015	1,500	$19.08	$20.15	N/A	N/A
5/01/08 – 5/31/08	6,000	-	20.58	-	N/A	N/A
6/01/08 – 6/30/08	-	-	-	-	N/A	N/A
Total	13,015	1,500	$19.77	$20.15	N/A	N/A
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

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
August 5, 2008
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
August 5, 2008
Roland E. Breunig
Chief Financial Officer