Form 10-Q
period 2008-09-27
SENECA FOODS CORP /NY/
filed 2008-11-04
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 27, 2008	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 31, 2008
Common Stock Class A, $.25 Par	4,830,518
Common Stock Class B, $.25 Par	2,760,905

PART I ITEM 1 FINANCIAL INFORMATION
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 27, 2008	September 29, 2007	March 31, 2008
ASSETS

Current Assets:
Cash and Cash Equivalents	$11,661	$8,760	$10,322
Accounts Receivable, Net	80,647	72,447	62,012
Inventories (Note 2):
Finished Goods	598,074	622,185	274,543
Work in Process	42,129	34,439	18,238
Raw Materials and Supplies	60,482	63,899	102,905
Off-Season Reserve (Note 3)	(52,211)	(79,582)	-
Total Inventories	648,474	640,941	395,686
Deferred Income Tax Asset, Net	6,838	6,565	6,685
Refundable Income Taxes	4,849	3,536	8,303
Other Current Assets	1,774	2,189	2,419
Total Current Assets	754,243	734,438	485,427
Property, Plant and Equipment, Net	177,958	182,551	183,051
Deferred Income Tax Asset, Net	1,004	1,629	1,196
Other Assets	2,040	2,650	2,346
Total Assets	$935,245	$921,268	$672,020
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$293,932	$247,604	$55,240
Other Accrued Expenses	42,123	37,897	40,535
Accrued Vacation	9,702	9,067	9,390
Current Portion of Long-Term Debt	10,301	10,001	10,160
Total Current Liabilities	356,058	304,569	115,325
Long-Term Debt, Less Current Portion	268,890	314,167	250,039
Other Long-Term Liabilities	28,567	23,875	27,226
Total Liabilities	653,515	642,611	392,590
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	35,599	35,606	35,600
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	8,595	8,667	8,596
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	25,000	25,000
Common Stock $.25 Par Value Per Share	3,079	3,078	3,079
Additional Paid-in Capital	28,479	28,373	28,460
Accumulated Other Comprehensive Loss	(3,621)	(1,268)	(3,628)
Retained Earnings	184,347	178,949	182,071
Stockholders' Equity	281,730	278,657	279,430
Total Liabilities and Stockholders’ Equity	$935,245	$921,268	$672,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net Sales	$315,418	$274,445	$532,131	$463,887

Costs and Expenses:
Cost of Product Sold	286,614	248,867	487,465	417,396
Selling and Administrative	17,743	15,628	33,607	29,759
Plant Restructuring	-	4	-	90
Other Operating Income	(12)	(116)	(283)	(289)
Total Costs and Expenses	304,345	264,383	520,789	446,956
Operating Income	11,073	10,062	11,342	16,931
Interest Expense	3,611	4,977	7,363	9,001
Earnings Before Income Taxes	7,462	5,085	3,979	7,930

Income Taxes	3,097	1,930	1,691	3,045
Net Earnings	$4,365	$3,155	$2,288	$4,885

Earnings Applicable to Common Stock	$2,722	$1,965	$1,421	$3,039

Basic Earnings per Common Share	$0.36	$0.26	$0.19	$0.40

Diluted Earnings per Common Share	$0.36	$0.26	$0.19	$0.40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	September 27, 2008	September 29, 2007
Cash Flows from Operating Activities:
Net Earnings	$ 2,288	$ 4,885
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	10,949	10,796
Gain on the Sale of Assets	(283)	(289)
Deferred Tax Expense (Benefit)	39	(4,525)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(18,635)	(16,947)
Inventories	(304,999)	(340,064)
Off-Season Reserve	52,211	79,582
Other Current Assets	5,076	(1,549)
Income Taxes	3,459	(707)
Accounts Payable, Accrued Expenses
and Other Liabilities	241,633	184,824
Net Cash Used in Operations	(8,262)	(83,994)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(10,004)	(20,157)
Proceeds from the Sale of Assets	367	288
Net Cash Used in Investing Activities	(9,637)	(19,869)
Cash Flow from Financing Activities:
Long-Term Borrowing	176,752	214,315
Payments on Long-Term Debt and Capital Lease Obligations	(157,760)	(110,575)
Other	258	343
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	19,238	104,071
Net Increase in Cash and Cash Equivalents	1,339	208
Cash and Cash Equivalents, Beginning of the Period	10,322	8,552
Cash and Cash Equivalents, End of the Period	$ 11,661	$ 8,760

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 27, 2008

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of September 27, 2008 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2008 balance sheet was derived from the audited consolidated financial statements.  The September 27, 2008 results have been restated to reflect the Company’s change to the Last-In First-Out (LIFO) inventory valuation method which occurred during fiscal 2008.  As previously reported in the 2008 Seneca Foods Corporation Report on Form 10-K, this resulted in a $12,016,000 increase in Cost of Sales for the six-month period ended September 29, 2007, which reduced Net Earnings by $7,810,000 or $.64 per diluted share.  Cost of Sales for the three-month period ended September 29, 2007 increased $6,379,000, which reduced Net Earnings by $4,146,000 or $.34 per diluted share. In addition, certain previously reported amounts for periods September 29, 2007 and March 31, 2008 have been reclassified to conform to the current period classification.

The results of operations for the three and six month periods ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year.

In the six months ended September 27, 2008, the Company sold $60,908,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis as compared to $51,810,000 for the six-months ended September 29, 2007.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

2.
The Company implemented the LIFO inventory valuation method during 2008.  First-In, First-Out (FIFO) based inventory costs exceeded LIFO based inventory costs by $52,737,000 as of the end of the second fiscal quarter of 2009.  The increase in the LIFO Reserve for the first half of fiscal 2009 ended September 27, 2008 was $24,572,000 as compared to $12,016,000 for the first half ended September 29, 2007 and reflects the impact of significant inflationary cost increases expected throughout fiscal 2009.

3.
The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are reserved for in a contra-inventory account and are included in the Inventory section of the Condensed Consolidated Balance Sheets. Depending on the time of year, the Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date or the excess of incurred expenses over absorbed expenses to date.  Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.  All Off-Season Reserve balances are zero at fiscal year end.

4.
In 2006, the Company announced the phase out of the Salem labeling operation which resulted in restructuring charges. During the first half of fiscal 2008 ended September 29, 2007, the Company moved out of the facility and recorded a $90,000 additional charge, which is included under Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.  There were no similar charges for the six months ended September 27, 2008.

5.	During the six-month period ended September 27, 2008, there were 250 shares or $3,000 of Convertible Participating Preferred Stock converted to Class A Common Stock.

6.	Comprehensive income equaled Net Earnings for the three and six months ended September 27, 2008 and September 29, 2007.

7.
The only changes in Stockholders’ Equity accounts for the six months period ended September 27, 2008, is an increase of $2,288,000 for Net Earnings, an increase of $16,000 for the equity compensation plan, an increase of $8,000 for a market-to-market on 401-K stock and a reduction of $12,000 for preferred cash dividends.

8.	The net periodic benefit cost for Company’s pension plan consisted of:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service Cost	$757	$1,165	$1,513	$2,276
Interest Cost	1,434	1,202	2,869	2,404
Expected Return on Plan Assets	(1,475)	(1,654)	(2,949)	(3,308)
Amortization of Transition Asset	(69)	(69)	(138)	(138)
Net Periodic Benefit Cost	$647	$644	$1,295	$1,234

No pension contributions are required during fiscal 2009.

9.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
Total expected
restructuring charge	$1,248	$5,749	$3,914	$10,911

Balance March 31, 2008	$-	$250	$1,286	$1,536
Cash payments/write offs	-	-	(125)	(125)
Balance September 27, 2008	$-	$250	$1,161	$1,411

Total costs incurred
to date	$1,248	$5,499	$2,753	$9,500

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

10.
During the six months ended September 27, 2008, the Company sold some unused fixed assets which resulted in a gain totaling $283,000.  During the six months ended September 29, 2007, the Company sold some unused fixed assets which resulted in a gain of $289,000.  Both gains are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

11.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards) SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 redefines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurement. SFAS 157 was initially effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of  SFAS 157 until April 1, 2009 (for the Company) for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active.  This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 27, 2008 for the Company. The Company does not expect that the adoption of SFAS 157 and FSP FAS 157-3 will have a material impact on its results of operations or financial position; however, additional disclosures will be required under SFAS 157.  Through September 27, 2008, SFAS 157 and FSP FAS 157-3  had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities.  Effective April 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis.  This is not expected to have a material impact on the Company’s consolidated results of operations or financial position.  The Company measures the fair value of long-lived assets on a non-recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has assessed the impact of SFAS 159 and has determined it had no impact on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP).  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

12.	Earnings per share for the Quarters and Year-to-date Periods Ended September 27, 2008 and September 29, 2007 are as follows:

	Q U A R T E R
	2008	2007
	(In thousands, except share amounts)
Basic

Net Earnings	$ 4,365	$ 3,155
Deduct preferred stock dividends paid	6	6

Undistributed earnings	4,359	3,149
Deduct earnings allocated to participating preferred	1,637	1,184

Earnings allocated to common shareholders	$ 2,722	$ 1,965

Weighted average common shares outstanding	7,591	7,581

Basis earnings per common share	$ 0.36	$ 0.26

Diluted

Earnings allocated to common shareholders	$ 2,722	$ 1,965
Add dividends on convertible preferred stock	5	5

Earnings applicable to common stock on a diluted basis	$ 2,727	$ 1,970

Weighted average common shares outstanding-basic	7,591	7,581
Additional shares issued related to the equity compensation plan	0.4	-
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	7,659	7,648

Diluted Earnings per common share	$ 0.36	$ 0.26

	Y E A R T O D A T E
	2008	2007
	(In thousands, except share amounts)
Basic

Net Earnings	$ 2,288	$ 4,885
Deduct preferred stock dividends paid	12	12

Undistributed earnings	2,276	4,873
Deduct earnings allocated to participating preferred	855	1,834

Earnings allocated to common shareholders	$ 1,421	$ 3,039

Weighted average common shares outstanding	7,591	7,579

Basis earnings per common share	$ 0.19	$ 0.40

Diluted

Earnings allocated to common shareholders	$ 1,422	$ 3,039
Add dividends on convertible preferred stock	10	10

Earnings applicable to common stock on a diluted basis	$ 1,432	$ 3,049

Weighted average common shares outstanding-basic	7,591	7,579
Additional shares issued related to the equity compensation plan	0.4	-
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	7,659	7,646

Diluted Earnings per common share	$ 0.19	$ 0.40

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 27, 2008

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

The Company’s raw product is harvested mainly between June through November. The Company experienced favorable growing conditions last summer and early fall reflecting a combination of adequate heat units and moisture.  These beneficial growing conditions favorably impacted crop yields and plant recovery rates which resulted in favorable manufacturing variances.

In 2006, the Company announced the phase out of the Salem labeling operation which resulted in restructuring charges. During the first half of fiscal 2008 ended September 29, 2007, the Company moved out of the facility and recorded a $90,000 additional charge, which is included under Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.  There were no similar charges for the six months ended September 27, 2008.

Results of Operations:

Sales:

Second fiscal quarter results include Net Sales of $315.4 million, which represents a 14.9% increase, or $40.9 million, from the second quarter of fiscal 2008. The increase in sales is attributable to increased selling prices/improved sales mix of $43.8 million which were offset in part, by reduced volume of $2.9 million.  The increase in sales is primarily from a $20.1 million increase in Canned Vegetable sales and an $11.9 million increase in Green Giant Alliance sales.

Net Sales for the six months ended September 27, 2008 were $532.1 million, which represents a 14.7%, or $68.2 million, increase from the six months ended September 29, 2007.    Selling prices/improved sales mix represented $53.9 million of the increase while sales volume accounted for $14.3 million of this increase..  The increase in sales is primarily due to a $39.5 million increase in Canned Vegetable sales, a $13.1 million increase in Fruit Products sales, and a $10.8 million increase in Green Giant Alliance sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Canned Vegetables	$167.8	$147.7	$318.4	$278.9
Green Giant Alliance	77.2	65.3	80.1	69.3
Frozen Vegetables	10.5	9.7	20.6	17.9
Fruit Products	49.8	43.7	95.8	82.7
Snack	3.4	3.9	7.1	8.0
Other	6.7	4.2	10.1	7.1
	$315.4	$274.5	$532.1	$463.9

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Gross Margin	9.1%	9.4%	8.3%	9.9%

Selling	3.5%	3.5%	3.8%	3.8%
Administrative	2.1%	2.2%	2.5%	2.6%
Other Operating Income	0.0%	0.0%	-0.1%	-0.1%

Operating Income	3.5%	3.7%	2.1%	3.6%

Interest Expense	1.1%	1.8%	1.4%	1.9%

For the three month period ended September 27, 2008, the gross margin decreased from the prior year quarter from 9.4% to 9.1% due primarily to higher produce and steel costs of the current year pack as compared to the prior year.    FIFO based inventory costs exceeded LIFO based inventory costs by $52,737,000 as of the end of the second quarter of 2009.  The increase in the LIFO Reserve for the second quarter ended September 27, 2008 was $14,296,000 as compared to $6,379,000 for the second quarter ended September 29, 2007 and reflects the impact on the quarter of significant inflationary cost increases expected throughout fiscal 2009.  On an after-tax basis, LIFO reduced Net Earnings by $9,292,000 for the quarter ended September 27, 2008 and by $4,146,000 for the quarter ended September 29, 2007.

For the six month period ended September 27, 2008, the gross margin decreased from the prior year year to date from 9.9% to 8.3% due primarily to higher costs of the current year pack as compared to the prior year.  The increase in the LIFO Reserve for the six month period ended September 27, 2008 was $24,572,000 as compared to $12,016,000 for the six months ended September 29, 2007 and reflects the impact on the period of significant inflationary cost increases expected throughout fiscal 2009.  On an after-tax basis, LIFO reduced Net Earnings by $15,972,000 for the year to date period ended September 27, 2008 and by $7,810,000 for the year to date period ended September 29, 2007.

Selling costs as a percentage of sales were unchanged from the prior year quarter at 3.5%.  The year-to-date selling costs as a percentage of sales were also unchanged from the prior year at 3.8%.

Sales of unused fixed assets resulted in gains totaling $12,000 during the three months ended September 27, 2008, compared to a gain  of $116,000 during the three months ended September 29, 2007.  During the six months ended September 27, 2008, gains from the sale of unused fixed assets totaled $283,000 versus a gain of $289,000 during the  six months ended September 29, 2007. All gains are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

For the three month period ended September 27, 2008, interest expense as a percentage of sales decreased from 1.8% to 1.1%.  For the six month period ended September 27, 2008, interest expense as a percentage of sales decreased from 1.9% to 1.4%.  This was largely due to lower average borrowings and interest rates in the current year period compared to the prior year.

Income Taxes:

The effective tax rate was 41.5% and 34.8% for the three month periods ended September 27, 2008 and September 29, 2007, respectively.  Of the 6.7% increase in the effective tax rate, 3.8% is due to an AMT credit adjustment recognized in connection with FIN 48 and 1.7% is an increase due to a higher effective state tax rate in the 2008 versus 2007.  The effective tax rate was 42.5% and 36.4% for the six month periods ended September 27, 2008 and September 29, 2007, respectively.

Earnings per Share:

Basic and diluted earnings per share were $.36 and $.27 for the three months ended September 27, 2008 and September 29, 2007, respectively.  Basic and diluted earnings per share were $.19 and $.41 for the six months ended September 27, 2008 and September 29, 2007, respectively.  For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:
The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):
	September		March
	2008	2007	2008	2007
Working Capital:
Balance	$398,185	$429,869	$370,102	$334,455
Change in Quarter	71,621	109,875	-	-
Long-Term Debt	268,890	314,167	250,039	210,395
Current Ratio	2.12	2.41	4.21	3.86

As shown in the Condensed Consolidated Statements of Cash Flows, net Cash Used in Operating Activities was $8.3 million in the first six months of fiscal 2009, compared to net Cash Used in Operating Activities of $84.0 million in the first six months of fiscal 2008.  The $75.7 million increase in cash generation is primarily a result of the increase in inventory of $252.7 million (net of the increase in the Off Season Reserve of $52.2 million) in the first six months of fiscal 2009 as compared to $272.5 million increase in inventory in the first six months of fiscal 2008 and the $56.8 million increase in Accounts Payable, Accrued Expenses and Other Liabilities as compared to the first six months of September 29, 2007.  This increase is due to higher costs including commodity and steel costs.

As compared to September 29, 2007, inventory increased $7.5 million. The components of the inventory increase reflect a $3.3 million increase in Finished Goods (net of the Off Season Reserve), a $7.7 million increase in Work in Process and $3.4 million decrease in Raw Materials and Supplies.  The Finished Goods increase reflects higher per unit costs in the current year than the prior year partially offset by lower inventory quantities due to a late harvest this year.  FIFO based inventory costs exceeded LIFO based inventory costs by $52.7 million as of the end of the second quarter of 2009 as compared to $12.0 million as of the end of the second quarter of 2008.  The Work in Process increase is primarily due to cans and can supplies increase of $8.8 million over the prior year.  This is due to a combination of higher quantities and unit costs in inventory in the current year as compared to the prior year.  As stated above, the current year pack is running behind prior year due to the cool weather impacting fixed charge absorption which is the main reason for the current Off-Season credit being $27.4 million lower than the September 29, 2007 balance.  When the pack is completed, absorption should be comparable to the prior year.

Cash Used in Investing Activities was $9.6 million in the first six months of fiscal 2009 compared to $19.8 million in the first six months of fiscal 2008.  Additions to Property, Plant and Equipment were $10.0 million in fiscal 2009 as compared to $20.2 million in fiscal 2008 due to fewer large capital projects in the first six months compared to the prior year.

Cash Provided by Financing Activities was $19.2 million in the first six months of fiscal 2009, which included borrowings of $176.8 million and the repayment of $157.8 million of Long-Term Debt principally consisting of borrowing and repayment on the revolving credit facility.  This decrease is directly related to the increase in Accounts Payable, Accrued Expenses and Other Liabilities of $56.8 million as compared to the prior year as discussed above.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  As of September 27, 2008, the outstanding balance of the Revolver was $130.0 million.  We believe that cash flows from operations and availability under our Revolver will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

The Company’s credit facilities contain various financial covenants.  At September 27, 2008, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues typically have been higher in the second and third fiscal quarters. This is due in part  because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to General Mills Operations, LLC at the end of each pack cycle, which typically occurs during these quarters.    See the Critical Accounting Policies section below for further details.  The Company’s non-Green Giant sales also exhibit seasonality with the third fiscal quarter generating the highest sales due to retail sales during the holiday period.

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

Critical Accounting Policies

In the six months ended September 27, 2008, the Company sold $60,908,000 of Green Giant finished goods inventory to GMOL for cash, on a bill and hold basis as compared to $51,810,000 for the six-months ended September 29, 2007.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are reserved for in a contra-inventory account and are included in the Inventory section of the Condensed Consolidated Balance Sheets. Depending on the time of year, the Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date or the excess of incurred expenses over absorbed expenses to date.  Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.  All Off-Season Reserve balances are zero at fiscal year end.
.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 27, 2008, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

We are in the process of implementing SAP, an enterprise resource planning (“ERP”) system, over a multi-year period for our entire company. During the second quarter ended September 27, 2008, we successfully replaced our financial reporting, fixed assets and procure-to-pay systems. The second phase of the SAP project will focus on our order- to-cash system. The third phase of the SAP project will focus on our human resource information system. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by the implementation and believe that our controls remained effective.

There have been no other changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
7/01/08 – 7/31/08	-	-	-	-	N/A	N/A
8/01/08 – 8/31/08		-	-	-	N/A	N/A
9/01/08 – 9/30/08	6,000	-	$20.76	-	N/A	N/A
Total	6,000	-	$20.76	-	N/A	N/A
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

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
November 4, 2008
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
November 4, 2008
Roland E. Breunig
Chief Financial Officer