Form 10-Q
period 2008-12-27
SENECA FOODS CORP /NY/
filed 2009-02-04
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 27, 2008	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 31, 2009
Common Stock Class A, $.25 Par	4,830,518
Common Stock Class B, $.25 Par	2,760,905

PART I ITEM 1 FINANCIAL INFORMATION
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 27, 2008	December 29, 2007	March 31, 2008
ASSETS

Current Assets:
Cash and Cash Equivalents	$13,637	$12,185	$10,322
Accounts Receivable, Net	83,211	62,246	62,012
Inventories:
Finished Goods	447,629	426,967	274,543
Work in Process	38,991	27,785	18,238
Raw Materials and Supplies	52,221	67,527	102,905
Off-Season Reserve (Note 3)	(50,558)	(66,835)	-
Total Inventories (Note 2)	488,283	455,444	395,686
Deferred Income Tax Asset, Net	5,275	6,734	6,685
Refundable Income Taxes	-	4,601	8,303
Other Current Assets	6,910	2,232	2,419
Total Current Assets	597,316	543,442	485,427
Property, Plant and Equipment, Net	177,667	183,780	183,051
Deferred Income Tax Asset, Net	11,319	2,318	1,196
Other Assets	1,887	2,498	2,346
Total Assets	$788,189	$732,038	$672,020
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$91,667	$75,321	$55,240
Other Accrued Expenses	44,640	41,308	40,535
Accrued Vacation	9,591	9,027	9,390
Income Taxes Payable	3,685	-	-
Current Portion of Long-Term Debt	39,023	10,063	10,160
Total Current Liabilities	188,606	135,719	115,325
Long-Term Debt, Less Current Portion	273,841	294,362	250,039
Other Long-Term Liabilities	45,247	21,848	27,226
Total Liabilities	507,694	451,929	392,590
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	35,595	35,600	35,600
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	8,585	8,597	8,596
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	25,000	25,000
Common Stock $.25 Par Value Per Share	3,079	3,078	3,079
Additional Paid-in Capital	28,505	28,453	28,460
Treasury Stock, at Cost	(257)	-	-
Accumulated Other Comprehensive Loss	(18,436)	(1,331)	(3,628)
Retained Earnings	198,172	180,460	182,071
Stockholders' Equity	280,495	280,109	279,430
Total Liabilities and Stockholders’ Equity	$788,189	$732,038	$672,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007

Net Sales	$463,322	$381,193	$995,453	$845,080

Costs and Expenses:
Cost of Product Sold	414,312	356,757	901,777	774,153
Selling and Administrative	20,489	16,520	54,096	46,279
Plant Restructuring	901	14	901	104
Other Operating Expense (Income)	49	(10)	(234)	(299)
Total Costs and Expenses	435,751	373,281	956,540	820,237
Operating Income	27,571	7,912	38,913	24,843
Interest Expense	3,695	5,373	11,058	14,374
Earnings Before Income Taxes	23,876	2,539	27,855	10,469

Income Taxes	10,040	1,017	11,731	4,062
Net Earnings	$13,836	$1,522	$16,124	$6,407

Earnings Applicable to Common Stock	$8,636	$947	$10,059	$3,986

Basic Earnings per Common Share	$1.14	$0.12	$1.33	$0.53

Diluted Earnings per Common Share	$1.13	$0.12	$1.31	$0.52

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	December 27, 2008	December 29, 2007
Cash Flows from Operating Activities:
Net Earnings	$16,124	$6,407
Adjustments to Reconcile Net Earnings to
Net Cash Used in Operations:
Depreciation and Amortization	16,467	16,673
Gain on the Sale of Assets	(234)	(299)
Deferred Tax Expense (Benefit)	832	(5,350)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(21,199)	(6,746)
Inventories	(143,155)	(141,842)
Off-Season Reserve	50,558	66,835
Other Current Assets	(60)	(1,592)
Income Taxes	11,919	(1,661)
Accounts Payable, Accrued Expenses
and Other Liabilities	34,011	13,518
Net Cash Used in Operations	(34,737)	(54,057)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(15,124)	(27,064)
Proceeds from the Sale of Assets	393	298
Net Cash Used in Investing Activities	(14,731)	(26,766)
Cash Flow from Financing Activities:
Long-Term Borrowing	402,428	360,916
Payments on Long-Term Debt and Capital Lease Obligations	(349,763)	(276,919)
Other	387	471
Repurchase of Company Stock	(257)	-
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	52,783	84,456
Net Increase in Cash and Cash Equivalents	3,315	3,633
Cash and Cash Equivalents, Beginning of the Period	10,322	8,552
Cash and Cash Equivalents, End of the Period	$13,637	$12,185

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 27, 2008

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 27, 2008 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2008 balance sheet was derived from the audited consolidated financial statements.  The December 29, 2007 results have been restated to reflect the Company’s change to the Last-In First-Out (LIFO) inventory valuation method which occurred during fiscal 2008.  As previously reported in the 2008 Seneca Foods Corporation Report on Form 10-K, this resulted in a $20,102,000 increase in Cost of Sales for the nine-month period ended December 29, 2007, which reduced Net Earnings by $13,066,000 or $1.07 per diluted share.  Cost of Sales for the three-month period ended December 29, 2007 increased $8,086,000, which reduced Net Earnings by $5,256,000 or $.43 per diluted share. In addition, certain previously reported amounts for the periods ended December 29, 2007 and March 31, 2008 have been reclassified to conform to the current period classification.

The results of operations for the three and nine month periods ended December 27, 2008 are not necessarily indicative of the results to be expected for the full year.

In the nine months ended December 27, 2008, the Company sold $195,903,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $176,657,000 for the nine months ended December 29, 2007.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

2.
The Company implemented the LIFO inventory valuation method during 2008.  First-In, First-Out (FIFO) based inventory costs exceeded LIFO based inventory costs by $70,032,000 as of December 27, 2008.  The increase in the LIFO Reserve for the first nine months of fiscal 2009 ended December 27, 2008 was $41,892,000 as compared to $20,102,000 for the first nine months ended December 29, 2007 and reflects the impact of significant inflationary cost increases expected throughout fiscal 2009.

3.
The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are reserved for in a contra-inventory account and are included in the Inventory section of the Condensed Consolidated Balance Sheets. Depending on the time of year, the Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date resulting in a credit reserve balance, or the excess of incurred expenses over absorbed expenses to date resulting in a debit reserve balance.  Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.  All Off-Season Reserve balances are zero at fiscal year end.

4.	During the nine-month period ended December 27, 2008, there were 1,152 shares, or $17,000, of Convertible Participating Preferred Stock converted to Class A Common Stock.

5.	The following schedule presents Comprehensive Income for the three and nine months ended December 27, 2008 and December 29, 2007:
	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007

Comprehensive Income:
Net Earnings	$13,836	$1,522	$16,124	$6,407
Change in pension and post retirement benefits adjustment (net of tax)	(14,930)	-	(14,930)	-

Total	$(1,094)	$1,522	$1,194	$6,407

6.
The changes in the Stockholders’ Equity accounts for the nine months period ended December 27, 2008, consist of an increase of $16,124,000 for Net Earnings, a decrease of $14,930,000 related to the change in pension and post retirement benefits adjustment, a decrease of $257,000 for the repurchase of the Company’s own stock, an increase of $122,000 for a mark-to-market adjustment of 401(k) stock, an increase of $29,000 for the equity compensation plan, and a reduction of $23,000 for preferred cash dividends.

7.	The net periodic benefit cost for Company’s pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007

Service Cost	$999	$1,137	$2,512	$3,413
Interest Cost	1,435	1,202	4,304	3,606
Expected Return on Plan Assets	(1,474)	(1,654)	(4,423)	(4,962)
Amortization of Transition Asset	(69)	(69)	(207)	(207)
Net Periodic Benefit Cost	$891	$616	$2,186	$1,850

No pension contributions are required during fiscal 2009; however, the Company made a $10,000,000 contribution during the third fiscal quarter of 2009.

The pension liability was increased by $24.5 million during the third fiscal quarter of 2009 to reflect the current unfunded liability based on the estimated projected benefit obligation and actual fair value of plan assets as of December 27, 2008.  The impact on accumulated other comprehensive income was $14.9 million after the income tax provision of $9.6 million.

8.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:
		Long-Lived
	Severance	Asset Charges	Other Costs	Total
Total expected
restructuring charge	$2,152	$5,749	$3,914	$11,815

Balance March 31, 2008	$-	$250	$1,286	$1,536
Third Quarter Charge	904	-	(3)	901
Cash payments/write offs	-	-	(188)	(188)
Balance December 27, 2008	$904	$250	$1,095	$2,249

Total costs incurred
to date	$1,248	$5,499	$2,816	$9,563

During the third fiscal quarter of 2009, the Company announced a Voluntary Workforce Reduction Program at its plant in Modesto, California which resulted in a restructuring charge for severance costs of $904,000   This program, which is expected to result in a more efficient operation, was completed in January 2009, subsequent to the end of the third fiscal quarter of 2009.  This charge is included under Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.

The other restructuring costs above relate to the phase out of the labeling operation of the leased distribution facility in Oregon, the closure of corn plants in Wisconsin and Washington and a green bean plant in upstate New York plus the removal of canned meat production from a plant in Idaho.  The corn plant in Washington has been sold.  The restructuring is complete in the Idaho plant and the New York plant.  The Wisconsin plant is closed and is being operated as a warehouse.

The other costs relate to outstanding lease payments which will be paid over the remaining lives of the corresponding lease terms, which are up to five years.

9.
During the nine months ended December 27, 2008, the Company sold some unused fixed assets which resulted in a gain totaling $234,000.  During the nine months ended December 29, 2007, the Company sold some unused fixed assets which resulted in a gain of $299,000.  Both gains are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

10.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards) SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 redefines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurement. SFAS 157 was initially effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of  SFAS 157 until April 1, 2009 (for the Company) for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active.  This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued. The Company does not expect that the adoption of SFAS 157 and FSP FAS 157-3 will have a material impact on its results of operations or financial position; however, additional disclosures will be required under SFAS 157.  Through December 27, 2008, SFAS 157 and FSP FAS 157-3 had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities.  Effective April 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis.  This is not expected to have a material impact on the Company’s consolidated results of operations or financial position.  The Company measures the fair value of long-lived assets on a non-recurring basis.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP).  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is November 15, 2008.  The Company has assessed the impact of SFAS 162 and has determined it has no impact on its consolidated financial statements.

FSP FAS 132(R)-1, issued on December 30, 2008, amends FAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to expand disclosures in an employer’s financial statements about plan assets.  Among other things, the FSP requires employers to disclose information regarding the fair value measurements of plan assets that are similar to the disclosures required by FAS 157 (e.g., information regarding the fair value disclosure hierarchy and rollforward of assets measured using Level 3 inputs).  The disclosures about plan assets required by the FSP are required for fiscal years ending after December 15, 2009.

11.	Earnings per share for the Quarters and Year-to-date Periods Ended December 27, 2008 and December 29, 2007 are as follows:

	Q U A R T E R
	2008	2007
	(In thousands, except share amounts)
Basic

Net Earnings	$13,836	$1,522
Deduct preferred stock dividends paid	6	6

Undistributed earnings	13,830	1,516
Earnings allocated to participating preferred	5,194	569

Earnings allocated to common shareholders	$8,636	$947

Weighted average common shares outstanding	7,587	7,590

Basic earnings per common share	$1.14	$0.12

Diluted

Earnings allocated to common shareholders	$8,636	$947
Add dividends on convertible preferred stock	5	5

Earnings applicable to common stock on a diluted basis	$8,641	$952

Weighted average common shares outstanding-basic	7,587	7,590
Additional shares issued related to the equity compensation plan	1	-
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	7,655	7,657

Diluted earnings per common share	$1.13	$0.12

	Y E A R T O D A T E
	2008	2007
	(In thousands, except share amounts)
Basic

Net Earnings	$16,124	$6,407
Deduct preferred stock dividends paid	18	18

Undistributed earnings	16,106	6,389
Earnings allocated to participating preferred	6,047	2,403

Earnings allocated to common shareholders	$10,059	$3,986

Weighted average common shares outstanding	7,590	7,582

Basic earnings per common share	$1.33	$0.53

Diluted

Earnings allocated to common shareholders	$10,059	$3,986
Add dividends on convertible preferred stock	10	10

Earnings applicable to common stock on a diluted basis	$10,069	$3,996

Weighted average common shares outstanding-basic	7,590	7,582
Additional shares issued related to the equity compensation plan	-	-
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	7,657	7,649

Diluted earnings per common share	$1.31	$0.52

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 27, 2008

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

During the third fiscal quarter of 2009, the Company announced a Voluntary Workforce Reduction Program at its plant in Modesto, California which resulted in a restructuring charge for severance costs of $904,000   This program, which is expected to result in a more efficient operation, was completed in January 2009, subsequent to the end of the third fiscal quarter of 2009.  This charge is included under Plant Restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.

Results of Operations:

Sales:

Third fiscal quarter results include Net Sales of $463.3 million, which represents a 21.5% increase, or $82.1 million, from the third quarter of fiscal 2008. The increase in sales is attributable to increased selling prices/improved sales mix of $70.6 million while sales volume accounted for $11.5 million of this increase.  The increase in sales is primarily from a $51.4 million increase in Canned Vegetable sales, a $16.8 million increase in Green Giant Alliance sales and a $10.2 million increase in Fruit sales.

Net Sales for the nine months ended December 27, 2008 were $995.5 million, which represents a 17.8%, or $150.4 million, increase from the nine months ended December 29, 2007.    Selling prices/improved sales mix represented $124.5 million of the increase while sales volume accounted for $25.9 million of this increase.  The increase in sales is primarily due to a $90.7 million increase in Canned Vegetable sales, a $23.3 million increase in Fruit Products sales, and a $27.7 million increase in Green Giant Alliance sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Canned Vegetables	$231.8	$180.5	$550.2	$459.5
Green Giant Alliance	143.6	126.8	223.8	196.1
Frozen Vegetables	10.1	9.9	30.7	27.8
Fruit Products	66.8	56.6	162.6	139.3
Snack	3.5	3.7	10.6	11.6
Other	7.5	3.7	17.6	10.8
	$463.3	$381.2	$995.5	$845.1

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Gross Margin	10.6%	6.4%	9.4%	8.4%

Selling	2.7%	3.0%	3.3%	3.5%
Administrative	1.7%	1.3%	2.1%	2.0%
Plant Restructuring	0.2%	0.0%	0.1%	0.0%
Other Operating Income	0.0%	0.0%	0.0%	0.0%

Operating Income	6.0%	2.1%	3.9%	2.9%

Interest Expense	0.8%	1.4%	1.1%	1.7%

For the three month period ended December 27, 2008, the gross margin increased from the prior year quarter from 6.4% to 10.6% due primarily to higher selling prices compared to the prior year which was partially offset by higher produce and steel costs of the current year pack as compared to the prior year.    FIFO based inventory costs exceeded LIFO based inventory costs by $70,032,000 as of the end of the third quarter of 2009.  The increase in the LIFO Reserve for the third quarter ended December 27, 2008 was $17,320,000 as compared to $8,086,000 for the third quarter ended December 29, 2007 and reflects the impact on the quarter of significant inflationary cost increases expected throughout fiscal 2009.  On an after-tax basis, LIFO reduced Net Earnings by $11,258,000 for the quarter ended December 27, 2008 and by $5,256,000 for the quarter ended December 29, 2007.

For the nine month period ended December 27, 2008, the gross margin increased from the prior year year-to-date from 8.4% to 9.4% due primarily to higher selling prices compared to the prior year which was partially offset by higher costs of the current year pack as compared to the prior year.  The increase in the LIFO Reserve for the nine month period ended December 27, 2008 was $41,892,000 as compared to $20,102,000 for the nine months ended December 29, 2007 and reflects the impact on the period of significant inflationary cost increases expected throughout fiscal 2009.  On an after-tax basis, LIFO reduced Net Earnings by $27,230,000 for the year to date period ended December 27, 2008 and by $13,066,000 for the year to date period ended December 29, 2007.

Selling costs as a percentage of sales decreased as a result of the high rate of sales in the current year periods as compared to the prior year periods and the fact that a portion of the selling costs are fixed in nature.

Administrative expense increased for the three months and nine months ended December 27, 2008 due primarily to increased employment costs.

Sales of unused fixed assets resulted in losses totaling $49,000 during the three months ended December 27, 2008, compared to a gain of $10,000 during the three months ended December 29, 2007.  During the nine months ended December 27, 2008, gains from the sale of unused fixed assets totaled $234,000 versus a gain of $299,000 during the nine months ended December 29, 2007. All gains and losses are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

For the three month period ended December 27, 2008, interest expense as a percentage of sales decreased from 1.4% to 0.8%.  For the nine month period ended December 27, 2008, interest expense as a percentage of sales decreased from 1.7% to 1.1%.  These increases were largely due to lower interest rates and higher sales in the current year period, compared to the prior year.

Income Taxes:

The effective tax rate was 42.1% and 40.1% for the three month periods ended December 27, 2008 and December 29, 2007, respectively. The effective tax rate was 42.1% and 38.8% for the nine month periods ended December 27, 2008 and December 29, 2007, respectively.  Of the 3.3% increase in the effective tax rate for the nine months period, 1.9% is due to an AMT credit adjustment and permanent items from an IRS audit recognized in connection with FIN 48 and 0.8% is an increase due to a higher effective state tax rate in 2008 versus 2007.

Earnings per Share:

Basic earnings per share were $1.14 and $.12 for the three months ended December 27, 2008 and December 29, 2007, respectively.  Diluted earnings per share were $1.13 and $.12 for the three months ended December 27, 2008 and December 29, 2007, respectively.  Basic earnings per share were $1.33 and $.53 for the nine months ended December 27, 2008 and December 29, 2007, respectively.  Diluted earnings per share were $1.31 and $.52 for the nine months ended December 27, 2008 and December 29, 2007, respectively.   For details of the calculation of these amounts, refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):
	December		March
	2008	2007	2008	2007
Working Capital:
Balance	$408,710	$407,723	$370,102	$334,455
Change in Quarter	10,525	(22,146)	-	-
Long-Term Debt	273,841	294,362	250,039	210,395
Total Stockholders' Equity Per Equivalent
Common Share (see Note)	22.98	22.92	22.86	22.39
Stockholders' Equity Per Common Share	27.85	27.75	27.66	26.93
Current Ratio	3.17	4.00	4.21	3.86

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2008 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net Cash Used in Operating Activities was $34.7 million in the first nine months of fiscal 2009, compared to net Cash Used in Operating Activities of $54.1 million in the first nine months of fiscal 2008.  The $19.4 million increase in cash generation is attributable to increased net earnings of $9.7 million as previously discussed, greater income tax refunds and lower income tax payments of $19.8 million as a result of implementing LIFO as discussed previously, increased inventory of $92.6 million (net of the increase in the Off-Season Reserve of $50.6 million) in the first nine months of fiscal 2009 as compared to $75.0 million increase in inventory in the first nine months of fiscal 2008 and the $20.5 million increase in Accounts Payable, Accrued Expenses and Other Liabilities as compared to the first nine months of December 29, 2007.  This increase is due to higher costs including commodity and steel costs.

As compared to December 29, 2007, inventory increased $32.8 million. The components of the inventory increase reflect a $36.9 million increase in Finished Goods (net of the Off-Season Reserve), a $11.2 million increase in Work in Process and $15.3 million decrease in Raw Materials and Supplies.  The Finished Goods increase reflects higher per unit costs in the current year than the prior year partially offset by lower inventory quantities due to a late harvest this year.  FIFO based inventory costs exceeded LIFO based inventory costs by $70.0 million as of the end of the third quarter of 2009 as compared to $20.1 million as of the end of the third quarter of 2008.  The Work in Process increase is primarily due to an increase in frozen vegetables of $13.9 million over the prior year.  This is due to a combination of higher quantities and unit costs in inventory in the current year as compared to the prior year.  The Off-Season Reserve decreased by $16.3 million as compared to December 2007.  The difference is due to timing and mostly related to seed ($5.2 million) and warehouse costs ($4.8 million).  Refer to the Critical Accounting Policies section of this Form 10-Q for further details on the Off-Season Reserve.

Cash Used in Investing Activities was $14.7 million in the first nine months of fiscal 2009 compared to $26.8 million in the first nine months of fiscal 2008.  Additions to Property, Plant and Equipment were $15.1 million in the first nine months of fiscal 2009 as compared to $27.1 million in fiscal 2008 due to fewer large capital projects and an increase in operating leases in the first nine months of fiscal 2009 compared to the prior year.

Cash Provided by Financing Activities was $52.8 million in the first nine months of fiscal 2009, which included borrowings of $402.4 million and the repayment of $349.8 million of Long-Term Debt principally consisting of borrowing and repayment on the revolving credit facility.  The $31.7 million year-over-year reduction in net cash provided by financing activities is primarily related to a $20.5 million increase in Accounts Payable, Accrued Expenses and Other Liabilities as discussed above.  There was $0.8 million of new Long Term Debt related to some energy savings projects included in the borrowings above.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its revolving credit facility (“Revolver”) from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  As of December 27, 2008, the outstanding balance of the Revolver was $168.0 million.  The secured subordinated promissory note, with a balance of $32.1 million, due GMOL, matures in September 2009 and is therefore included in current portion of long-term debt in the Consolidated Balance Sheet.  We believe that cash flows from operations, availability under our Revolver and other financing sources, will provide adequate funds for our working capital needs, planned capital expenditures, and debt service obligations for at least the next 12 months.

The Company’s credit facilities contain various financial covenants.  At December 27, 2008, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues typically have been higher in the second and third fiscal quarters. This is due in part  because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to GMOL at the end of each pack cycle, which typically occurs during these quarters.  GMOL buys the product from the Company on a cost plus basis with a per equivalent case fee.  See the Critical Accounting Policies section below for further details.  The Company’s non-Green Giant sales also exhibit seasonality with the third fiscal quarter generating the highest sales due to retail sales during the holiday period.

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

Critical Accounting Policies

During the nine months ended December 27, 2008, the Company sold $195,903,000 of Green Giant finished goods inventory to GMOL for cash, on a bill and hold basis as compared to $176,657,000 for the nine-months ended December 29, 2007.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are reserved for in a contra-inventory account and are included in the Inventory section of the Condensed Consolidated Balance Sheets. Depending on the time of year, the Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date resulting in a credit reserve balance, or the excess of incurred expenses over absorbed expenses to date resulting in a debit reserve balance.  Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.  All Off-Season Reserve balances are zero at fiscal year end.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 27, 2008, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

We are in the process of implementing SAP, an enterprise resource planning (“ERP”) system, over a multi-year period for our entire company. During the second quarter ended September 27, 2008, we successfully replaced our financial reporting, fixed assets and procure-to-pay systems.  There were no major changes to our systems during the third quarter ended December 29, 2008.  The second phase of the SAP project will focus on our on our human resource information system.  The third phase of the SAP project will focus on our order- to-cash system. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by the implementation and believe that our controls remained effective.

There have been no other changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
10/01/08 – 10/31/08	20,000	29,924	17.60	18.89	N/A	N/A
11/01/08 – 11/30/08		-	-	-	N/A	N/A
12/01/08 – 12/31/08	13,500	-	$19.05	-	N/A	N/A
Total	33,500	29,924	$18.19	$18.89	N/A	N/A
__________
(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan and a stock repurchase in December 2008 related to the previously announced stock repurchase plan.

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

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
February 5, 2009
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
February 5, 2009
Roland E. Breunig
Chief Financial Officer