Form 10-K
period 2009-03-31
SENECA FOODS CORP /NY/
filed 2009-06-12
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2009	Commission File Number 0-01989

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

Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes         No       *  (*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer X Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on September 30, 2008 was approximately $115,785,000.

As of May 30, 2009, there were 4,820,080 shares of Class A common stock and 2,760,903 shares of Class B common stock outstanding.

Document Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2009 (the “2009 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT - FISCAL YEAR 2009
SENECA FOODS CORPORATION

Forward-Looking Statements

Certain of the statements contained in this annual report on Form 10-K are forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act).  Forward-looking statements involve numerous risks and uncertainties.  Forward-looking statements are not in the present or past tense and, in some cases, can be identified by the use of the words "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seeks," "should," "likely," "targets," "may", "can" and other expressions that indicate future trends and events. A forward-looking statement speaks only as of the date on which such statement is made and reflects management's analysis only as of the date thereof.  The Company undertakes no obligation to update any forward-looking statement. The following factors, among others discussed herein and in the Company's filings under the Exchange Act, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: costs and availability of raw materials, competition, cost controls, sales levels, governmental regulation, consumer preferences, industry trends, weather conditions, crop yields, natural disasters, recalls, litigation, reliance on third-parties, wage rates, and other factors.  See also the factors described in "Part I, Item 1A. Risk Factors" and elsewhere in this report, and those described in the Company's filings under the Exchange Act.

PART I
Item 1

Business

History and Development of Seneca Foods Corporation

SENECA FOODS CORPORATION (the “Company”) is a leading low cost producer and distributor of high quality processed fruits and vegetables.  The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca, Libby’s, Aunt Nellie’s Farm Kitchen, Stokely’s, Read and Diamond A..  The Company packs Green Giant, Le Sueur and other brands of canned vegetables as well as select Green Giant frozen vegetables for General Mills Operations, LLC (“GMOL”) under our long-term Alliance Agreement.

As of March 31, 2009, the Company’s facilities consisted of 20 processing plants strategically located throughout the United States, two can manufacturing plants, two seed processing operations, a small farming operation and a limited logistical support network.  The Company also maintains warehouses which are generally located adjacent to its processing plants.  The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 60 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby’s brand in 1983, the purchase of General Mills’ Green Giant processing assets and entry into the Alliance Agreement with GMOL in 1995 and the acquisition of Chiquita Processed Foods in 2003.  The Company believes that these acquisitions have enhanced the Company’s leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales.  In August 2006, the Company also acquired Signature Fruit Company, LLC, a leading producer of canned fruits located in Modesto, California.  This acquisition allowed the Company to broaden its product offerings to become a leading producer and distributor of canned fruit  and to achieve cost advantages through the realization of distribution and other synergies with the Company’s canned vegetable business.

During fiscal year 2009, canned vegetables represented 71% of the Company’s food processing volume, frozen vegetables represented 16% of the Company’s food processing volume and canned fruits and fruit / snack chip processing represented 12% and 1% of the Company’s food processing volume, respectively.

Available Information

The Company’s Internet address is www.senecafoods.com.  The Company’s annual report on Form 10-K, the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the Company’s web site, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on the Company’s web site are available free of charge.

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

Financial Information about Industry Segments

The Company manages its business on the basis of two reportable segments – the primary segment is the processing and sale of fruits and vegetables and the secondary segment is the processing and sale of fruit and vegetable chip products.  These two segments constitute the food operation.  The food operation constitutes 98% of total sales, of which approximately 80% is vegetable processing, 19% is fruit processing and 1% is fruit chip processing.  The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 2% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Processing

The principal products include canned fruits and vegetables, frozen vegetables and other food products.  The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  Additionally, products are sold to food service distributors, industrial markets, other food processors, export customers in 75 countries and federal, state and local governments for school and other feeding programs.  Food processing operations are primarily supported by plant locations in New York, California, Wisconsin, Washington, Idaho, Illinois, and Minnesota.  See Note 12 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s segments.

The following table summarizes net sales by major product category for the years ended March 31, 2009, 2008, and 2007:

Classes of similar products/services:	2009	2008	2007

	(In thousands)
Net Sales:
GMOL*	$ 231,712	$201,676	$210,313
Canned vegetables	732,146	616,636	579,731
Frozen vegetables*	44,967	39,880	35,696
Fruit	233,897	193,768	164,969
Snack	15,498	14,996	18,369
Other	22,464	13,768	15,775
	$ 1,280,684	$ 1,080,724	$1,024,853

*GMOL includes frozen vegetable sales exclusively for GMOL.

Source and Availability of Raw Materials

The Company’s food processing plants are located in major vegetable producing states and in two fruit producing states.  Fruits and vegetables are primarily obtained through supply contracts with independent growers.  The Company believes that its sources of supply for all of its food products are of a high quality.

Intellectual Property

The Company's most significant brand name, Libby's®, is held pursuant to a trademark license granted to the Company in March 1982 and renewable by the Company every 10 years for an aggregate period expiring in March 2081.  The original licensor was Libby, McNeill & Libby, Inc., then an indirect subsidiary of Nestlé, S. A. ("Nestlé") and the license was granted in connection with the Company's purchase of certain of the licensor's canned vegetable operations in the United States.  Corlib Brands Management, LTD acquired the license from Nestlé during 2006.  The license is limited to vegetables which are shelf-stable and thermally processed, and includes the Company's major vegetable varieties – corn, peas and green beans – as well as certain other thermally processed vegetable varieties and sauerkraut.

The Company is required to pay an annual royalty, initially set at $25,000 and adjustable up or down in subsequent years based upon changes in the "Employment Cost Index-Private Non-farm Workers" published by the U. S. Bureau of Labor Statistics or an appropriate successor index as defined in the license agreement.  Corlib Brands may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).  With the purchase of Signature, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans.  A total of $348,000 was paid as a royalty fee for the year ended March 31, 2009.

The Company also sells canned fruits and vegetables, frozen vegetables and other food products under several other brands for which the Company has obtained registered trademarks, including Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Diamond A®, and Seneca® and other regional brands.

Seasonal Business

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are usually offsetting to some extent.  Minimal food processing occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its processing plants.  The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing of the Company’s sales and earnings.  When the seasonal harvesting periods of the Company's major fruits and vegetables are newly completed, inventories for these processed fruits and vegetables are at their highest levels.  For peas, the peak inventory time is mid-summer and for corn, the Company's highest volume vegetable, the peak inventory is in mid-autumn.  For peaches, the Company's highest volume fruit, the peak inventory time is early-autumn.  For pears, the peak inventory is late-summer.   An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings.  The Off Season Allowance is zero at each fiscal year-end.

These seasonal fluctuations, taking into account the Off Season Allowance, are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First	Second	Third	Fourth
	(In thousands)
Year ended March 31, 2009
Net sales	$216,713	$315,418	$463,322	$285,231
Gross margin	15,862	28,804	49,010	25,871
Net (loss) earnings	(2,077)	4,365	13,836	2,641
Inventories	373,672	648,474	488,283	392,955
Revolving credit facility outstanding	63,245	130,000	167,996	87,384

Year ended March 31, 2008
Net sales	$189,442	$274,447	$381,193	$235,642
Gross margin	20,913	25,580	24,436	23,337
Net earnings	1,730	3,155	1,522	1,612
Inventories	406,175	640,941	455,444	395,686
Revolving credit facility outstanding	55,218	165,293	150,426	107,743

Backlog

In the food processing business, an end of year sales order backlog is not considered meaningful.  Traditionally, larger customers provide tentative bookings for their expected purchases for the upcoming season.  These bookings are further developed as data on the expected size of the related national harvests becomes available.  In general, these bookings serve as a yardstick rather than as a firm commitment, since actual harvest results can vary notably from early estimates.  In actual practice, the Company has substantially all of its expected seasonal production identified to potential sales outlets before the seasonal production is completed.

Competition and Customers

Competition in the food business is substantial with brand recognition and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company believes that it is a major producer of canned fruits and vegetables, but some producers of canned, frozen and other forms of fruit and vegetable products have sales which exceed the Company's sales.  The Company is aware of approximately 16 competitors in the U.S. processed vegetable industry, many of which are privately held companies.   The Company is aware of approximately eight competitors in the U.S. processed fruit industry.  In addition, there are significant quantities of fruit that are imported from Europe, Asia and South America.

During the past year, approximately 9% of the Company’s processed foods sales were packed for retail customers under the Company’s branded labels of Libby’s®, Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Diamond A®, and Seneca®.  About 23% of processed foods sales were packed for institutional food distributors and 50% were retail packed under the private label of our customers.  The remaining 18% was sold under the Alliance Agreement with GMOL (see note 12 of Item 8, Financial Statements and Supplementary Data).  Termination of the Alliance Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOL or another major vegetable marketer.  The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top five national brands according to a leading market research firm.

The information under the heading Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report is incorporated by reference.

Environmental Regulation

Environmental Protection

Environmental protection is an area that has been worked on diligently at each food processing facility.  In all locations, the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities.  In general, we believe our pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards.  The Company does not expect any material capital expenditures to comply with environmental regulations in the near future.

Environmental Litigation and Contingencies

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which it carries insurance as well as patent infringement and related litigation.  The Company is in a highly regulated industry and is also periodically involved in government actions for regulatory violations and other matters surrounding the manufacturing of its products, including, but not limited to, environmental, employee, and product safety issues. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

The Company is one of a number of business and local government entities which contributed waste materials to a landfill in Yates County in upstate New York, which was operated by a party unrelated to the Company primarily in the 1970’s through the early 1980’s.  The Company’s wastes at the landfill were primarily food and juice products.  The landfill contained some hazardous materials and was remediated by the State of New York.  In 2004, the New York Attorney General advised the Company and other known non-governmental waste contributors that New York has sustained a total remediation cost of $4.9 million and sought recovery of half that cost from the non-governmental waste contributors.  The Company was one of four identified contributors  who cooperatively investigated the history of the landfill so as to identify other responsible parties.  This claim was settled during 2009 and did not have a material impact on the Company’s financial position or results of operations.

Employment

At our fiscal year end 2009, the Company had approximately 3,200 employees of which 2,800 full time and 300 seasonal employees work in food processing and 100 full time employees work in other activities.  The number increases to approximately 9,700 due to an increase in seasonal employees during our peak pack season.

The Company has six collective bargaining agreements with three unions covering approximately 900 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  Negotiations are in progress for one collective bargaining agreement that will expire in calendar 2009.  One agreement expires in calendar 2010, two agreements expire in calendar 2011 and two agreements expire in calendar 2012.

Domestic and Export Sales

The following table sets forth domestic and export sales:
	Fiscal Year
	2009	2008	2007
	(In thousands, except percentages)
Net Sales:
United States	$1,175,142	$976,163	$935,948
Export	105,542	104,561	88,905
Total Net Sales	$1,280,684	$1,080,724	$1,024,853

As a Percentage of Net Sales:
United States	91.8%	90.3%	91.3%
Export	8.2%	9.7%	8.7%
Total	100.0%	100.0%	100.0%

Item 1A

Risk Factors

The following factors as well as factors described elsewhere in this Form 10-K or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company’s consolidated financial position, results of operations or cash flows.  Other factors not presently known to us or that we presently believe are not material could also affect our business operations or financial results.  The Company refers to itself as “we”, “our” or “us” in this section.

Excess capacity in the fruit and vegetable industry has a downward impact on selling price.

Our financial performance and growth are related to conditions in the United States' fruit and vegetable processing industry which is a mature industry with a modest growth rate during the last 10 years.  Our net sales are a function of product availability and market pricing.  In the fruit and vegetable processing industry, product availability and market prices tend to have an inverse relationship:  market prices tend to decrease as more product is available and to increase if less product is available.  Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year.  Moreover, fruit and vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products, such as peaches, is being impacted by the global economic slowdown.  These factors may have a significant effect on supply and competition and create downward pressure on prices.  In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors.  Generally, market prices in the fruit and vegetable processing industry adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an oversupply situation, a processor’s margins likely will weaken.  We typically have experienced lower margins during times of industry oversupply.

In the past, the fruit and vegetable processing industry has been characterized by excess capacity, with resulting pressure on our prices and profit margins.  We have closed processing plants in response to the downward pressure on prices.  There can be no assurance that our margins will improve in response to favorable market conditions or that we will be able to operate profitably during depressed market conditions.

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

We set our planting schedules without knowing the effect of the weather on the crops or on the entire industry’s production. Weather conditions during the course of each fruit and vegetable crop’s growing season will affect the volume and growing time of that crop.  As most vegetables are produced in more than one part of the U.S., this somewhat reduces the risk that our entire crop will be subject to disastrous weather.  The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and corn, and it is also a substantial source of our competitors’ vegetable production.  California is the primary growing region for the fruits we pack, namely peaches, pears, apricots and grapes.  The adverse effects of weather-related reduced production may be partially mitigated by higher selling prices for the fruits and vegetables which are produced.

The commodity materials that we process or otherwise require are subject to price increases that could adversely affect our profitability.

The materials that we use, such as fruits and vegetables, steel (used to make cans), ingredients and packaging materials as well as the electricity and natural gas used in our business, are commodities that may experience price volatility caused by external factors, including market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs.  For example, demand for corn has been significantly affected by U.S. governmental policies designed to encourage the production of ethanol, which is diverting acreage previously used for the production of food for human consumption.  The Federal Farm Bill further restricts available acreage by prohibiting the planting of fruits and vegetables on “base” acres used for soybeans and field corn.  General inventory positions of major commodities, such as field corn, soybeans and wheat, all commodities with which we must compete for acreage, can have dramatic effects on prices for those commodities, which can translate into similar swings in prices needed to be paid for our contracted commodities.  These programs and other events can result in reduced supplies of these commodities, higher supply costs or interruptions in our production schedules.  If prices of these commodities increase beyond what we can pass along to our customers, our operating income will decrease.

The termination or non-renewal of the Alliance Agreement with GMOL could negatively affect our business and operations.

We have an Alliance Agreement with GMOL, whereby we process canned and frozen vegetables for GMOL, primarily under the Green Giant brand name.  GMOL continues to be responsible for all of the sales, marketing and customer service functions for the Green Giant products.  General Mills, Inc. guarantees various GMOL financial obligations under the Alliance Agreement.

The Alliance Agreement has an initial term ending December 31, 2014, and will be extended automatically for additional five year terms unless terminated in accordance with the provisions of the Alliance Agreement by either party with or without cause.  We are subject to extensive covenants in the Alliance Agreement with respect to quality and delivery of products, maintenance of the Alliance Agreement production plants and other standards of our performance.  If we were to fail in our performance of these covenants, GMOL would be entitled to terminate the Alliance Agreement.  Upon virtually all of the causes of termination enumerated in the Alliance Agreement, GMOL will acquire legal title to three production plants and certain of the other assets which we acquired under the Alliance Agreement and various financial adjustments between the parties will occur.  If GMOL or the Company terminates the Alliance Agreement without cause, the terminating party must pay a substantial termination payment.

Termination of the Alliance Agreement would, in most cases, entitle our principal lenders, including our long-term lenders, to declare a default under our loan agreements with them.  The principal lenders have a security interest in certain payments that we receive from GMOL both during and on termination of the Alliance Agreement.  Unless we were to enter into a new substantial supply relationship with GMOL or another major vegetable marketer and acquire substantial production capacity to replace the GMOL production plants, any such termination would substantially reduce our sales and net income and the Company’s business, financial condition and results of operations may be materially and adversely affected.

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters.  Dependence upon key customers could lead to increased pricing pressure by these customers.

Green Giant products packed by us in fiscal years 2009 and 2008 constituted approximately 18% and 19%, respectively, of our total sales.  Our sales of Green Giant product and financial performance under the Alliance Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and GMOL’s success in marketing the products produced by us.  The ability of GMOL to successfully market these products will depend upon GMOL’s sales efforts as well as the factors described above under “—Excess capacity in the fruit and vegetable industry has a downward impact on selling price.”  We cannot give assurance as to the volume of GMOL’s sales and cannot control many of the key factors affecting that volume.  Sales to GMOL declined $20 million, from $252 million to $232 million, between fiscal year 2003 and fiscal year 2009 based on changes in GMOL’s demand for the commodities we produce for them.

Additionally, purchases by the United Sates Department of Agriculture (“USDA”) in fiscal year 2009 represented approximately 6% of our total sales.  The purchase of our products by the USDA is done through the government’s competitive bid process.  We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product.  The government contracting process is complex and subject to numerous regulations and requirements.  Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA.  The government procurement process could also change and result in our inability to meet the new requirements.  Additionally, the government’s need for our products could decrease, which would result in reduced sales to the USDA.
If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food processing companies under highly competitive conditions.  The vegetable products which we sell under our own brand names not only compete with vegetable products produced by vegetable processing competitors, but also compete with products we produce and sell to other companies who market those products under their own brand names, such as the Green Giant vegetables we sell to GMOL under the Alliance Agreement and the fruits and vegetables we sell to various retail grocery chains which carry our buyers’ own brand names.

The customers who buy our products to sell under their own brand names control the marketing programs for those products.  In recent years, many major retail food chains have been increasing their promotions, offerings and shelf space allocations for their own fruit and vegetable brands, to the detriment of fruit and vegetable brands owned by the processors, including our own brands.  We cannot predict the pricing or promotional activities of our customers/competitors or whether they will have a negative effect on us.  There are competitive pressures and other factors, which could cause our products to lose market share or result in significant price erosion that could materially and adversely affect our business, financial condition and results of operations.

Increases in logistics and other transportation-related costs could materially adversely impact our results of operations.

Our ability to competitively serve our customers depends on the availability of reliable and low-cost transportation.  We use multiple forms of transportation to bring our products to market.  They include trucks, intermodal, rail cars, and ships.  Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, or labor shortages in the transportation industry, could have an adverse effect on our ability to serve our customers, and could materially and adversely affect our business, financial condition and results of operations.

If we are subject to product liability claims, we may incur significant and unexpected costs and our business reputation could be adversely affected.

Food processors are subject to significant liability should the consumption of their products cause injury or illness.  We are working with regulators, the industry and suppliers to stay abreast of developments.  A product liability judgment against us could also result in substantial and unexpected expenditures, affect consumer confidence in our products, and divert management’s attention from other responsibilities.  Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies and could have a material adverse effect on our financial condition and results of operation.   Although we maintain product liability insurance coverage, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product recall or a partially or completely uninsured judgment against us could materially and adversely affect our business, financial condition and results of operations.

We generate agricultural food processing wastes and are subject to substantial environmental regulation.

As a food processor, we regularly dispose of produce wastes (silage) and processing water as well as materials used in plant operation and maintenance, and our plant boilers, which generate heat used in processing, produce generally small emissions into the air.  These activities and operations are regulated by federal and state laws and the respective federal and state environmental agencies.  Occasionally, we may be required to remediate conditions found by the regulators to be in violation of environmental law or to contribute to the cost of remediating waste disposal sites, which we neither owned nor operated, but in which, we and other companies deposited waste materials, usually through independent waste disposal companies.  Future possible costs of environmental remediation, contributions and penalties could materially and adversely affect our business, financial condition and results of operations.

We have initiated the implementation of SAP Enterprise Resource Planning system which, if not effectively managed and controlled, may materially and adversely affect our business, financial condition and operating results.

In fiscal year 2008, we began planning and design of a new enterprise resource planning system.  Phased implementation commenced during fiscal year 2009 and is currently scheduled to continue during fiscal year 2010.  If the new system is not successfully implemented, we may experience business disruptions, resources being inappropriately diverted and substantial cost overruns.  We may also have inadequate information to manage our businesses and prepare accurate financial information.  In addition, should the project not be successfully completed, the capitalized cost for this project might have to be expensed, resulting in an unanticipated reduction in profitability.  If any of these risks materialized, our business, financial condition and operating results could be materially and adversely affected.

Our production capacity for certain products and commodities is concentrated in a limited number of facilities, exposing us to a material disruption in production in the event that a disaster strikes.

We only have one plant that produces fruit products and one plant that produces pumpkin products.  We have two plants that manufacture empty cans, one with substantially more capacity than the other, which are not interchangeable since each plant cannot necessarily produce all the can sizes needed.  Although we maintain property and business interruption insurance coverage, there can be no assurance that this level of coverage is adequate in the event of a catastrophe or significant disruption at these or other Company facilities.  If such an event occurs, it could materially and adversely affect our business, financial condition and results of operations.

The current global economic downturn and capital and credit market crisis may materially and adversely affect our business, financial condition and results of operations.

Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results.  These economic conditions could negatively impact (i) consumer demand for our products, (ii) the mix of our products’ sales, (iii) our ability to collect accounts receivable on a timely basis, (iv) the ability of suppliers to provide the materials required in our operations and (v) our ability to obtain financing or to otherwise access the capital markets.  The strength of the U.S. dollar versus other world currencies could result in increased competition from imported products and decreased sales to our international customers.  A prolonged recession could result in decreased revenue, margins and earnings.  Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

A decrease in the fair value of pension assets could materially increase future funding requirements of the pension plans.

We sponsor defined benefit pension plans for certain employee groups.  The market value of the investments within the employee pension plan declined by approximately 39.0% during the year ended March 31, 2009.  The benefit plan assets and obligations of the Company are recalculated annually using an April 1 measurement date.  Reductions in plan assets from investment losses may result in an increase in the plan’s unfunded status, including potentially to a level of funding below 60%, and a decrease in stockholders’ equity upon actuarial revaluation of the plan.  Change in the value of plan assets resulted in a $15.5 million net reduction of stockholders’ equity in fiscal year 2009.  Reduced plan assets will result in increased benefit expense in future years and will increase the amount and accelerate the timing of required future funding contributions.  See Note 8, “Retirement Plans,” in the Notes to Consolidated Financial Statements included in our 2009 Annual Report and incorporated by reference herein.  Depending upon market conditions, such increases could materially and adversely affect our business, financial condition and results of operations.

We may undertake acquisitions or product innovations and may have difficulties integrating them or may not realize the anticipated benefits.

In the future, we may undertake acquisitions of other businesses or introduce new products, although there can be no assurances that these will occur.  Such undertakings involve numerous risks and significant investments.  There can be no assurance that we will be able to identify and acquire acquisition candidates on favorable terms, to profitably manage or to successfully integrate future businesses it may acquire or new products it may introduce without substantial costs, delays or problems.  Any of these outcomes could materially and adversely affect our business, financial condition and results of operations.

Our ability to manage our working capital and our credit facility is critical to our success.

As of March 31, 2009, we had approximately $231 million of total indebtedness and our scheduled debt service costs in 2010 are $38.9 million.  Our indebtedness consists of various debt agreements and a $250 million revolving credit facility dated as of August 18, 2006 with a consortium of five banks for which Bank of America, N.A. acts as Administrative Agent, Collateral Agent and Issuing Bank (“credit facility”).  During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it may be necessary to borrow under our credit facility.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the credit facility would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.  Should economic conditions require the Company to restructure the credit facility, the revised terms could materially and adversely affect our business, financial condition and results of operations.

Failure to comply with the requirements of our debt agreements and credit facility could have a material adverse effect on our business.

The debt agreements and credit facility contain financial and other restrictive covenants which, among other things, limit our ability to borrow money, including with respect to the refinancing of existing indebtedness.  These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions.  In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions.  Failure to comply with the requirements of our credit facility and debt agreements could materially and adversely affect our business, financial condition and results of operations.

Tax legislation could impact future cash flows.

The U.S. budget proposal currently being discussed includes potential changes to current tax law, including the repeal of the LIFO (Last-In, First-Out) method of inventory accounting.  As currently drafted, LIFO will be repealed for tax years beginning after 2011 and LIFO reserves existing at that time would be taxed ratably over an eight year period.  As of March 31, 2009, we had a LIFO reserve of $86.5 million which represents approximately $30.3 million of income taxes, at the statutory U.S. corporate tax rate.  Should LIFO be repealed, the payment of these taxes, and any future taxes realized prior to the date of repeal, over the eight year period, will reduce the amount of money that we have for our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities, which could materially and adversely affect our business, financial condition and results of operations.

We are dependent upon a seasonal workforce and our inability to hire sufficient employees may adversely affect our business.

At the end of our 2009 fiscal year, we had approximately 3,200 employees of which 2,800 full time and 300 seasonal employees worked in food processing and 100 employees worked in other activities.  During the peak summer harvest period, we hire approximately 6,500 seasonal employees to help process fruits and vegetables.  Many of our processing operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions.  An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

We do not pay dividends on our common stock and do not expect to pay common dividends in the future.

We have not declared or paid any cash dividends on our common stock in more than 25 years and we have no intention to do so in the near future.  In addition, payment of cash dividends on our common stock is not permitted by the terms of our revolving credit facility.

Item 1B

Unresolved Staff Comments

The Company does not have any unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

	Square Footage (000)	Acres
Food Group

Modesto, California	2,123	114
Buhl, Idaho	489	141
Payette, Idaho	387	43
Princeville, Illinois	203	223
Arlington, Minnesota	264	541
Blue Earth, Minnesota	286	346
Bricelyn, Minnesota	57	7
Glencoe, Minnesota	646	784
LeSueur, Minnesota	181	71
Montgomery, Minnesota	549	1,021
Rochester, Minnesota	1,043	860
Geneva, New York	764	608
Leicester, New York	216	91
Marion, New York	348	181
Dayton, Washington	251	41
Yakima, Washington	119	8
Baraboo, Wisconsin	254	8
Cambria, Wisconsin	412	329
Clyman, Wisconsin	408	417
Cumberland, Wisconsin	228	287
Gillett, Wisconsin	303	105
Janesville, Wisconsin	1,105	302
Mayville, Wisconsin	294	367
Oakfield, Wisconsin	220	2,192
Ripon, Wisconsin	348	75

Non-Food Group

Penn Yan, New York	27	4

Total	11,525	9,166

These facilities primarily process and package various fruit and vegetable products.  Most of the facilities are owned by the Company.  The Company is a lessee under a number of operating leases for equipment and real property used for processing and warehousing.

The Company considers all of the properties well maintained and equipped with modern machinery.  All locations, although highly utilized, have the ability to expand as sales requirements justify.  Because of the seasonal production cycles, the exact extent of utilization is difficult to measure.  In certain circumstances, the theoretical full efficiency levels are being reached; however, expansion of the number of production days or hours could increase the output by up to 20% for a season.

Certain of the Company’s facilities are mortgaged to financial institutions to secure long-term debt and capital lease obligations.  See Notes 3, 4 and 5 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s long-term debt and lease commitments.

Item 3

Legal Proceedings

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages, including proceedings involving product liability claims, worker’s compensation and other employee claims, tort and other general liability claims, for which it carries insurance as well as patent infringement and related litigation.  The Company is in a highly regulated industry and is also periodically involved in government actions for regulatory violations and other matters surrounding the manufacturing of its products, including, but not limited to, environmental, employee, and product safety issues. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

On August 2, 2007, the Company received two civil citations from CalOSHA (the state agency responsible for enforcing occupational safety and health regulations), relating to the accidental death of a warehouse employee at the Company’s Modesto facility on February 5, 2007.  The Company is appealing the citations to the California Occupational Safety and Health Appeals Board.  While it is not feasible to predict or determine the ultimate outcome of the CalOSHA matter, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

On February 8, 2008, a subsidiary of the Company was named as a defendant in a criminal action in Stanislaus County, California, relating to the above accident at the Modesto facility.  The complaint alleged a felony violation of sec. 6425(a) of the California Labor Code by a subsidiary of the Company.  The criminal charges were dropped and a civil settlement was reached during fiscal year 2009 without a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Refer to Item 1, Business -- Environmental Regulation, for information regarding environmental legal proceedings.

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the last quarter of the fiscal period covered by this report.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2009 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting.  The 2007 Equity Plan has a 10-year term and authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock.  Also on August 10, 2007 (the “Grant Date”), the Company’s Compensation Committee awarded a total of $100,000 of restricted Class A Common Stock under the terms of the 2007 Equity Plan.  Based on the Grant Date market price of the Class A Common Stock, a total of 3,834 shares were awarded in fiscal year 2008 and an additional 4,879 shares were awarded in fiscal year 2009.  As of March 31, 2009, there were 91,287 shares available for distribution as part of future awards under the 2007 Equity Plan.  No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

Common Stock Performance Graph

Refer to the information in the 2009 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)		Average Price Paid per Share
Period	Class A Common	Class B Common	Class A Common	Class B Common	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/01/09 - 1/31/09	-	-	-	-	N/A	N/A
2/01/09 - 2/28/09	9,423	-	$21.23	-	N/A	N/A
3/01/09 - 3/31/09	-	-	-	-	N/A	N/A
Total	9,423	-	$21.23	-	N/A	N/A

(1) These purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the Plans.

Item 6

Selected Financial Data

Refer to the information in the 2009 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2009 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2009 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2009 Annual Report, Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm, which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm BDO Seidman, LLP, which audited the Company’s 2009 financial statements incorporated into this Form 10-K, has issued an opinion on management’s assessment, as of March 31, 2009, of the Company’s internal control over financial reporting.  Their opinion appears on page 15.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited Seneca Foods Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2009 and 2008, and the related consolidated statements of net earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/BDO Seidman, LLP

Milwaukee, Wisconsin

June 10, 2009

Changes in Internal Control over Financial Reporting

We are in the process of implementing SAP, an enterprise resource planning system, over a multi-year period for our entire company.  During the second quarter ended September 27, 2008, we successfully replaced our financial reporting, fixed assets and procure-to-pay systems.  There were no major changes to our systems during the third and fourth quarters of the year ended March 31, 2009.

There was no  change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to March 31, 2009, we implemented the second phase of the SAP project which is our new SAP based human resource information system.  The third phase of the SAP project will focus on our order-to-cash system. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by the implementation and believe that our controls remain effective.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

Board of Directors

The following provides certain information regarding the Company’s Board of Directors.  Each individual’s name, position with the Company and tenure is indicated.  In addition, the principal occupation and business experience for the past five years is provided for each nominee and unless otherwise stated, each nominee has held the position indicated for at least the past five years.

Directors whose Terms Expire in 2009

Arthur H. Baer, age 62 − Mr. Baer has served as the Chairman of the Board of Supervisors of Columbia County, New York since January 2008. He was President of Hudson Valley Publishing from 2003 to 2008 and also held the position from 1998 to 1999.  He was President of Arrow Electronics Europe from 2000 to 2002 and President of XYAN Inc. from 1996 to 1998.  Mr. Baer has served as a director of the Company since 1998.

Kraig H. Kayser, age 48 − Mr. Kayser is the President and Chief Executive Officer of the Company and has served in that capacity since 1993.  He has served as a director of the Company since 1985.  Mr. Kayser also serves on the Board of Directors of Moog Inc.

Thomas Paulson, age 53 − Since March 2006, Mr. Paulson has been the Chief Financial Officer of Tennant Corporation (industrial cleaning company).  He was Chief Financial Officer of Innovex, Inc. (flexible circuits) from February 2001 to March 2006 and Vice President of Finance of The Pillsbury Company from 1998-2000.  He has served as a director of the Company since 2004.

Directors whose Terms Expire in 2010

Andrew M. Boas, age 54 − Mr. Boas is a General Partner of Carl Marks Management Company, L.P. (merchant banking firm), President of Carl Marks Offshore Management, Inc., Vice President of CM Capital and Vice President of Carl Marks & Co., Inc.  He has served as a director of the Company since 1998.

Susan W. Stuart, age 54 − Ms. Stuart is a marketing consultant.  She has served as a director of the Company since 1986.

Susan A. Henry, age 63 − Dr. Henry has been Dean of Cornell University’s College of Agriculture and Life Sciences since July 2000.  She has served as a director of the Company since 2007.  Dr. Henry also serves on the Board of Directors of Agrium, Inc.

Directors whose Terms Expire in 2011

Robert T. Brady, age 68 − Mr. Brady is Chairman, Chief Executive Officer and a member of the Board of Directors of Moog, Inc. (manufacturer of control systems).  He has served as a director of the Company since 1989.  Mr. Brady also serves on the Board of Directors of National Fuel Gas Company, Astronics Corporation and M&T Bank Corporation.

G. Brymer Humphreys, age 68 − Mr. Humphreys is President of Humphreys Farm, Inc., and was State Executive Director, USDA Farm Services Agency, New York State Office from 2005 until 2009.  He has served as a director of the Company since 1983.

Arthur S. Wolcott, age 83 − Mr. Wolcott has served as a director and as the Chairman of the Board of the Company since 1949.

James F. Wilson, age 51 – Mr. Wilson is a General Partner of Carl Marks Management Company, L.P. (merchant banking firm).  He has served as a director of the Company since 2008.

On June 22, 1998 the Company entered into a Shareholders Agreement with the parties listed therein.  Under the Shareholders Agreement, certain affiliates of Carl Marks Management Company, L.P. (“CMMC”) were granted the right to designate two individuals to the Company’s Board of Directors and certain substantial shareholders of the Company, including the Wolcott and Kayser families have agreed to vote their respective shares of capital stock of the Company to elect CMMC director designees.  This Shareholders Agreement will continue in effect until CMMC owns less than 10% of the outstanding Class A Common Stock (assuming conversion of the Company’s Convertible Participating Preferred Stock).  Currently, Messrs. Wilson and Boas are the two CMMC director designees.

Arthur S. Wolcott, Chairman, is the father of Susan W. Stuart, a director of the Company.  There are no other family relationships between any of the directors or executive officers of the Company.

Audit Committee

The Board of Directors has a standing Audit Committee.  The Audit Committee consists of Messrs. Baer, Brady, Humphreys and Paulson.  Except as discussed in Item 13 of this Part III below with respect to Mr. Humphreys, each member of the Audit Committee is “independent” as that term is defined in the NASDAQ Global Market listing standards.  Mr. Baer has been designated as the Company’s “audit committee financial expert” in accordance with the SEC rules and regulations.  Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Baer’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Executive Officers

The following provides certain information regarding the Company’s executive officers.  Each individual’s name and position with the Company is indicated.  In addition, the principal occupation and business experience for the past five years is provided for each officer and, unless otherwise stated, each person has held the position indicated for at least the past five years.

Arthur S. Wolcott, age 83 − Mr. Wolcott has served as the Chairman of the Board of the Company since 1949.

Kraig H. Kayser, age 48 − Mr. Kayser is the President and Chief Executive Officer of the Company and has served in that capacity since 1993.  From 1991-1993 he served as the Company’s Chief Financial Officer.

Roland E. Breunig, age 57 − Mr. Breunig has served as the Company’s Senior Vice President and Chief Financial Officer since September 2006 and Treasurer since February 2007.  From June 2003 to September 2006, Mr. Breunig was a consultant operating as an independent contractor with Robert Half Management Consultants.  During 2003 and part of 2004, Mr. Breunig was consultant at Heartland Consulting.  From 1999 to 2003, Mr. Breunig was Chief Financial Officer, Secretary and Treasurer at HeartLand Airlines, LLC.

Paul L. Palmby, age 47 − Mr. Palmby has been Executive Vice President and Chief Operating Officer of the Company since 2006.  Prior to that, he served as President of the Vegetable Division of the Company from 2005 to 2006 and Vice President of Operations of the Company from 1999-2004.  Mr. Palmby joined the Company in March 1987.

Carl A. Cichetti, age 51 − Mr. Cichetti has served as Chief Information Officer of the Company since 2006.  He was a Senior Consultant of Navint (Technology Consulting) from 2004-2005 and Senior Vice President of Technology of Citigroup from 2001-2004.

Dean E. Erstad, age 46 − Mr. Erstad has been Senior Vice President of Sales of the Company since 2001 and Vice President of Private Label Sales during 2000.

John D. Exner, age 47 − Mr. Exner has been General Counsel of the Company since 2006.  He was Legal Counsel/President of Midwest Food Processors Association, Inc. from 1991-2005.

Cynthia L. Fohrd, age 46 − Ms. Fohrd has been Chief Administrative Officer of the Company since 2007.  Ms. Fohrd has held various positions since joining the Company in 1988 including Internal Auditor, Risk Management and Vice President of Human Resources.

Jeffrey L. Van Riper, age 52 − Mr. Van Riper has been Vice President since 2008 and Corporate Controller and Secretary of the Company since 1986.  He joined the Company as Accounting Manager in 1978.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, officers and shareholders owning more than 10% of a registered class of equity securities of the Company file reports regarding their ownership and changes in that ownership with the SEC.  The Company is not aware that anyone from this group failed to make such filings in a timely manner during the past year.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Controller.  The Code of Ethics is available on our web site, www.senecafoods.com (free of charge).

Item 11

Executive Compensation

The Company refers to itself as “we”, “our” or “us” in this section.

Compensation Discussion and Analysis

Overview

This section discusses our policies and practices relating to executive compensation and presents a review and analysis of the compensation earned during the fiscal year ended March 31, 2009 by our Chief Executive Officer, or CEO, our Chief Financial Officer or CFO and our three other most-highly compensated executive officers, to whom we refer collectively in this report as the “named executive officers.”  The amounts of compensation earned by these executives are detailed in the Fiscal Year 2009 Summary Compensation Table and the other tables which follow it.  The purpose of this section is to provide you with more information about the types of compensation earned by the named executive officers and the philosophy and objectives of our executive compensation programs and practices.

Authority of the Compensation Committee; Role of Executive Officers

The Compensation Committee of the Board of Directors (the “Committee”) consists of Messrs. Paulson, Humphreys, Henry, Wilson and Boas.  Mr. Paulson, who has served on the Board of Directors since 2004, is the Committee Chairman.  Each member of the Committee, other than Mr. Humphreys, qualifies as an independent director under NASDAQ National Market listing standards.  The Committee operates under a written charter adopted by the Board.  A copy of the charter is available at www.senecafoods.com under “Corporate Governance.”  The Committee meets as often as necessary to perform its duties and responsibilities.  The Committee held two meetings during fiscal year 2009 and has held one meeting so far during fiscal year 2010.  The Committee also regularly meets in executive session without management and has never engaged a compensation consultant to assist it in developing compensation programs.  .

The Committee is authorized by our Board of Directors to oversee our compensation and employee benefit practices and plans generally, including our executive compensation, incentive compensation and equity-based plans.  The Committee may delegate appropriate responsibilities associated with our benefit and compensation plans to members of management.  The Committee has delegated certain responsibilities with regard to our Pension Plan and 401(k) Plan to an investment committee consisting of members of management.  The Committee also has delegated authority to our President and CEO to designate those employees who will participate in our Profit Sharing Bonus Plan; provided, however, that the Committee is required to approve participation in such plan by any of our executive officers.

The Committee approves the compensation of our CEO.  Our CEO develops and submits to the Committee his recommendation for the compensation of each of the other executive officers in connection with annual merit reviews of their performance.  The Committee reviews and discusses the recommendations made by our CEO and approves the compensation for each named executive officer for the coming year.  No corporate officer, including our CEO, is present when the Committee determines that officer’s compensation.  In addition, our Chief Financial Officer and other members of our finance staff assist the Committee with establishing performance target levels for our Profit Sharing Bonus Plan as well as with the calculation of actual financial performance and comparison to the performance targets, each of which actions requires the Committee’s approval.

Philosophy and Objectives

Our philosophy for the compensation of all of our employees, including the named executive officers, is to value the contribution of our employees and share profits through broad-based incentive arrangements designed to reward performance and motivate collective achievement of strategic objectives that will contribute to our success.  The primary objectives of the compensation programs for our named executive officers are to:

•	attract and retain highly-qualified executives,

•	motivate our executives to achieve our business objectives,

•	reward our executives appropriately for their individual and collective contributions, and

•	align our executives’ interests with the long-term interests of our shareholders.

Our compensation principles are designed to complement and support the Company’s business strategy.  The canned fruit and vegetable business is highly competitive, and the principal customers are major food chains and food distributors with strong negotiating power as to price and other terms.  Consequently, our success depends on an efficient cost structure (as well as quality products) which enables us to provide favorable prices to the customers and acceptable margins for the Company.

However, an important purpose of our compensation policies is to enable the Company to retain highly valued employees.  Our senior management monitors middle and senior management attrition and endeavors to be sufficiently competitive as to salary levels so as to attract and retain highly valued managers.  Consequently, the Company has been flexible in awarding compensation, and expects to remain so, to facilitate attracting and retaining quality management personnel.

Elements of Executive Compensation for Fiscal Year 2009

Base Salary.  The base salary of each of our named executive officers is reviewed by the Committee at the beginning of each fiscal year as part of the overall annual review of executive compensation.  During the review of base salaries, the Committee considers the executive’s qualifications and experience, scope of responsibilities and future potential, the goals and objective established for the individual, his or her past performance and competitive salary practices both internally and externally.  In addition to the annual reviews, the base salary of a particular executive may be adjusted during the course of a fiscal year, for example, in connection with a promotion or other material change in the executive’s role or responsibilities.  During fiscal year 2009, each of the named executive officers received a merit increase to his base salary in May 2008.

As a general rule, base salaries for the named executive officers are set at a level which will allow us to attract and retain highly-qualified executives.  Many of our competitors are family-owned businesses operating in rural areas, where compensation rates and salary expectations are below the urban levels.  However, most of our executive officers also live and work in rural locations, inasmuch as the Company believes that its facilities (some of which include executive offices) should be located in the agricultural areas that produce the crops processed by the Company.  Although the compensation level of our executive officers is generally in the upper end of executive compensation in these localities, they are below the compensation levels for comparable positions in most public companies with sales comparable to those of the Company.

For Mr. Kayser, our CEO, the Committee concluded that a base salary of $475,135 was appropriate in this regard effective May 1, 2009.  The Committee similarly determined the appropriate base salary of each of our named executive officers as set forth in the Summary Compensation Table.

Profit Sharing Bonus Plan.  The corporate Profit Sharing Bonus Plan is generally available to officers and certain key corporate employees.  An annual incentive bonus is payable based upon the Company’s performance, and aligns the interests of executives and employees with those of our shareholders.  The Profit Sharing Bonus Plan links performance incentives for management and key employees to increases in shareholder value and promotes a culture of high performance and ownership in which members of management are rewarded for achieving operating efficiencies, reducing costs and improving profitability.

The Profit Sharing Bonus Plan became effective April 1, 2006.  Under the Plan, annual incentive bonuses are paid based on achieving the performance criteria set for the Company.  The bonuses for officers and certain key corporate employees are distributed at the sole discretion of our CEO upon approval of such bonuses by the Committee.  The Profit Sharing Bonus Plan was amended on May 29, 2008 to reflect the Company’s decision to adopt LIFO (Last-In, First-Out) inventory accounting, and payments under the Plan shall be made as if the Company had remained on a FIFO (First-In, First-Out) inventory accounting basis.

The performance criteria established under the Profit Sharing Bonus Plan requires the Company’s pre-tax profits for a fiscal year to equal or exceed a specific bonus target plus the aggregate bonus amounts calculated under the Plan.  Each bonus target under the Profit Sharing Bonus Plan is expressed as a percentage of the consolidated net worth of the Company as stated in the annual report for the prior fiscal year.  Additionally, each bonus target corresponds to a potential bonus payment calculated as a percentage of the employee’s base salary earned during the fiscal year.  The following table sets forth the bonus targets and potential bonus payments established under the Profit Sharing Bonus Plan for fiscal year 2009.

Bonus Target	Potential Bonus Payment (Percent of Base Salary)
7.5%	10%
10%	15%
12.5%	20%
15%	25%
20%	50%

For fiscal year 2009, the Company’s pre-tax profits on a FIFO basis exceeded 20% of the Company’s consolidated net worth at the end of the prior fiscal year and a total of $795,555 was earned by eligible employees under the Profit Sharing Bonus Plan.  With respect to the named executive officers, the bonuses set forth in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” were paid as part of fiscal year 2009 compensation.

Equity Based Incentive Awards.  On August 10, 2007, the shareholders approved the 2007 Equity Incentive Plan to align the interests of management and shareholders through the use of stock-based incentives that result in increased stock ownership by management.  Executive management’s view of the Plan is that it is important to allow us to continue to attract and retain key talent and to motivate executive and other key employees to achieve the Company’s goals.  The Company granted 4,879 shares of restricted stock awards under the Plan to key employees in fiscal year 2009.  Provided that the participant remains employed by the Company, these shares of restricted stock will vest equally over a four-year period.  The Compensation Committee did not consider making any awards to Messrs. Wolcott and Kayser under the Plan, inasmuch as the Wolcott and Kayser families own substantial stockholdings in the Company.  Messrs. Wolcott and Kayser concurred in that judgment.

Retirement Programs.  Our executive officers are entitled to participate in the Company’s Pension Plan, which is for the benefit of all employees meeting certain eligibility requirements.  Effective August 1, 1989, the Company amended the Pension Plan to provide improved pension benefits under an excess formula.  The excess formula for the calculation of the annual retirement benefit is: total years of credited service (not to exceed 35) multiplied by the sum of (i) 0.6% of the participant’s average salary (five highest consecutive years, excluding bonus), and (ii) 0.6% of the participant’s average salary in excess of his or her compensation covered by Social Security.

Participants who were employed by the Company prior to August 1, 1988, are eligible to receive the greater of their benefit determined under the excess formula or their benefit determined under the offset formula as of July 31, 1989.  The offset formula is: (i) total years of credited service multiplied by $120, plus (ii) average salary multiplied by 25%, less 74% of the primary Social Security benefit.  The maximum permitted annual retirement income under either formula is $160,000.  See “Pension Benefits” below for further information regarding the number of years of service credited to each of the named executive officers and the actuarial present value of his accumulated benefit under the Pension Plan.

We also have a 401(k) Plan pursuant to which the Company makes matching and discretionary contributions for eligible employees.  The Company matching contributions to the named executive officers’ 401(k) Plan accounts are included in the Summary Compensation Table under the heading “Other Compensation.”

Other Compensation.  The Company also provides health insurance, term life insurance, and short-term disability benefits that do not discriminate in scope, terms or operation in favor of our executive officers and are therefore not included in the Summary Compensation Table for the named executive officers.

Other Compensation Policies

Internal Pay Equity.  The Committee believes that internal pay equity is an important factor to be considered in establishing compensation for our officers.  The Committee has not established a policy regarding the ratio of total compensation of our CEO to that of the other officers, but it does review compensation levels to ensure that appropriate equity exists.  The Committee intends to continue to review internal pay equity and may adopt a formal policy in the future if it deems such a policy to be appropriate.

Compensation Deductibility Policy.  Under Section 162(m) of the Internal Revenue Code of 1986, as amended, the Company may not receive a federal income tax deduction for compensation paid to the CEO or any of the four other most highly compensated executive officers to the extent that any of the persons receive more than $1,000,000 in compensation in any one year.  However, if the Company pays compensation that is “performance-based” under Section 162(m), the Company can receive a federal income tax deduction for the compensation paid even if such compensation exceeds $1,000,000 in a single year.  None of our executive officers received more than $1,000,000 in compensation during fiscal year 2008 or any prior year, so Section 162(m) has not been applicable to the Company.  To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy that all compensation must be deductible on the Company’s federal income tax returns.

No Stock Options.  The Company has never awarded stock options to any officer or employee, and it does not presently contemplate initiating any plan or practice to award stock options.

Timing of Grants.  The Committee anticipates that stock awards to the Company’s officers under the 2007 Equity Incentive Plan will typically be granted annually in conjunction with the review of the individual performance of each officer.  This review will take place at a regularly scheduled meeting of the Compensation Committee.

Summary Compensation Table

The following table summarizes, for the fiscal year ended March 31, 2009, 2008 and 2007, the amount of compensation earned by the named executive officers.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total
Arthur S. Wolcott Chairman of the Board	2009 2008 2007	$459,639 440,356 427,530	$ - - -	$230,648 88,285 107,142	$ - - -	$690,287 528,641 534,672
Kraig H. Kayser President and Chief Executive Officer	2009 2008 2007	$459,003 440,356 427,522	$ - - -	$230,648 88,285 107,142	$ 4,600 4,500 13,345	$694,251 533,141 548,009
Roland E. Breunig Chief Financial Officer	2009 2008 2007	$186,628 176,346 90,865	$ 5,208 2,083 -	$ 93,730 36,050 21,875	$ 4,469 11,798 15,262	$290,035 226,277 128,002
Paul L. Palmby Chief Operating Officer	2009 2008 2007	$281,942 258,974 198,784	$ 20,833 8,333 -	$141,750 54,000 50,000	$ 4,600 4,669 4,758	$449,125 325,976 253,542
Dean E. Erstad (3) Senior Vice President, Sales	2009 2008	$196,576 181,248	$ -	$ 98,779 37,810	$ 4,600 4,505	$299,955 223,563
____________
(1)
Represents the proportionate amount of the total grant date fair value of stock awards recognized by the Company as an expense in fiscal years 2009 and 2008 for financial accounting purposes.  The fair values of these awards and the amounts expensed in fiscal years 2009 and 2008 were based on the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Market on the date of grant amortized over the vesting period in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS 123R").

(2)
The amount shown in this column for fiscal years 2009, 2008 and 2007 represents the Company’s matching contribution to its 401(k) Plan for each named executive officer and the amount of premium paid by the Company for group term life insurance on the named executive officer’s life.  The value of perquisites and other personal benefits are not shown in the table because the aggregate amount of such compensation, if any, is less than $10,000 for each named executive officer.

(3)	Mr. Erstad has been Senior Vice President of Sales since 2001 and is a named executive officer beginning with fiscal year 2008. Accordingly, his compensation for 2007 is not provided in this table.

Grants of Plan-Based Awards in Fiscal Year 2009

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
Arthur S. Wolcott Chairman of the Board	April 1, 2008	$46,130	$92,259	$230,648
Kraig H. Kayser President and Chief Executive Officer	April 1, 2008	$46,130	$92,259	$230,648
Roland E. Breunig Chief Financial Officer	April 1, 2008	$18,746	$37,492	$93,730
Paul L. Palmby Chief Operating Officer	April 1, 2008	$28,350	$56,700	$141,750
Dean E. Erstad Senior Vice President, Sales	April 1, 2008	$19,756	$39,511	$98,779
____________
(1)
Represents the possible payouts under the Company’s Profit Sharing Bonus Plan discussed in further detail above.  For fiscal year 2009, the Company’s pre-tax profits exceeded 20% of the Company’s consolidated net worth at the end of the prior fiscal year.  The actual amount earned by each named executive officer in fiscal year 2009 is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

Outstanding Equity Awards at 2009 Fiscal Year-End

	Stock Awards
Name	Number of Shares of Restricted Stock That Have Not Vested (#)		Market Value of Shares of Restricted Stock That Have Not Vested (1) ($)
Arthur S. Wolcott Chairman of the Board	--		--
Kraig H. Kayser President and Chief Executive Officer	--		--
Roland E. Breunig Chief Financial Officer	969	(2)	20,204
Paul L. Palmby Chief Operating Officer	3,877	(3)	80,345
Dean E. Erstad Senior Vice President, Sales	--		--
____________
(1)	Determined based on the closing price of the Company’s Common Stock ($20.85) on March 31, 2009.
(2)
Mr. Breunig’s restricted stock holdings as of March 31, 2009 vest as follows provided that he remains employed by the Company on such dates:  273 shares on August 10, 2009; 273 shares on August 10, 2010; 272 shares on August 10, 2011; 151 shares on August 10, 2012.

(3)
Mr. Palmby’s restricted stock holdings as of March 31, 2009 vest as follows provided that he remains employed by the Company on such dates:  1,090 shares on August 10, 2009; 1,090 shares on August 10, 2010; 1,088 shares on August 10, 2011; 609 shares on August 10, 2012.

Stock Vested in Fiscal Year 2009

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Arthur S. Wolcott Chairman of the Board	--	--
Kraig H. Kayser President and Chief Executive Officer	--	--
Roland E. Breunig Chief Financial Officer	120	2,460
Paul L. Palmby Chief Operating Officer	480	9,840
Dean E. Erstad Senior Vice President, Sales	--	--

Pension Benefits

The Company’s Pension Plan is a funded, tax-qualified, noncontributory defined-benefit pension plan that covers certain employees, including the named executive officers.  Effective August 1, 1989, the Company amended the Pension Plan to provide improved pension benefits under an excess formula.  The excess formula for the calculation of the annual retirement benefit is: total years of credited service (not to exceed 35) multiplied by the sum of (i) 0.6% of the participant’s average salary (five highest consecutive years, excluding bonus), and (ii) 0.6% of the participant’s average salary in excess of his compensation covered by Social Security.  The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law.  For 2009, the annual limitation is $245,000.

Participants who were employed by the Company prior to August 1, 1988, are eligible to receive the greater of their benefit determined under the excess formula or their benefit determined under the offset formula as of July 31, 1989.  The offset formula is: (i) total years of credited service multiplied by $120, plus (ii) average salary multiplied by 25%, less 74% of the primary Social Security benefit.  The maximum permitted annual retirement income under either formula is $160,000.

The following table shows the present value of accumulated benefits payable to each of our named executive officers under our Pension Plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit (1) ($)	Payments During Last Fiscal Year ($)
Arthur S. Wolcott	Pension Plan	60	$685,594	$98,370
Kraig H. Kayser	Pension Plan	17	109,907	--
Roland E. Breunig	Pension Plan	2	15,204	--
Paul L. Palmby	Pension Plan	22	100,094	--
Dean E. Erstad	Pension Plan	13	39,955	--
____________
(1)
Please see Note 8, “Retirement Plans,” in the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders for the year ended March 31, 2009 for the assumptions used in calculating the present value of the accumulated benefit.  Pension Plan service credit and actuarial values are calculated as of March 31, 2009, which is the pension plan measurement date that we use for financial statement reporting purposes.

Compensation of Directors

Under the director compensation program, which became effective July 1, 2006, each non-employee director is paid a monthly cash retainer of $1,750.  Messrs. Wolcott and Kayser, as officers of the Company, do not receive any compensation for serving the Company as members of the Board of Directors.  The Company’s non-employee directors received the following aggregate amounts of compensation for the fiscal year ended March 31, 2009:

Name	Fees Earned or Paid in Cash
Arthur H. Baer	$21,000
Andrew M. Boas	$21,000
Robert T. Brady	$21,000
Douglas F. Brush	$21,000
Susan A. Henry	$21,000
G. Brymer Humphreys	$21,000
Susan W. Stuart	$21,000
Thomas Paulson	$21,000
James F. Wilson	$21,000

Report of the Compensation Committee

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement and in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2009.

THE COMPENSATION COMMITTEE

Thomas Paulson, Chair

G. Brymer Humphreys

Andrew M. Boas

Susan A. Henry

James F. Wilson

Compensation Committee Interlocks

As noted above, the Compensation Committee is comprised Messrs. Paulson, Wilson, Humphreys and Boas and Ms. Henry.  No member of the Compensation Committee is or was formerly an officer or an employee of the Company.  See “Certain Transactions and Relationships” below for information regarding the relationship between the Company and Mr. Humphreys.  No executive officer of the Company serves as a member of the board of directors and compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors, nor has such interlocking relationship existed in the past three years.

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

To the best of the Company’s knowledge, no person or group (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) beneficially owned, as of March 31, 2009, more than five percent of the shares of any class of the Company’s voting securities, except as set forth in the following table.  Beneficial ownership for these purposes is determined in accordance with applicable SEC rules and includes shares over which a person has sole or shared voting power or investment power.  The holdings of Common Stock listed in the table do not include the shares obtainable upon conversion of the 10% Series A Preferred Stock and the 10% Series B Preferred Stock, which currently are convertible into both Class A Common Stock and Class B Common Stock on the basis of 20 and 30 shares of Preferred Stock, respectively, for each share of Common Stock.

		Amount of Shares and Nature of Beneficial Ownership
Title of Class	Name and Address of Beneficial Owner	Sole Voting/ Investment Power	Shared Voting/ Investment Power	Total		Percent of Class (1)
6% Preferred Stock	Arthur S. Wolcott 1605 Main Street Sarasota, Florida	32,844	--	32,844	(2)	16.42%
	Kurt C. Kayser Bradenton, Florida	27,536	--	27,536		13.77
	Susan W. Stuart Fairfield, Connecticut	25,296	--	25,296		12.65
	Bruce S. Wolcott Canandaigua, New York	25,296	--	25,296		12.65
	Grace W. Wadell Wayne, Pennsylvania	25,292	--	25,292		12.65
	Mark S. Wolcott Pittsford, New York	25,292	--	25,292		12.65
	L. Jerome Wolcott, Jr. Costa Mesa, California	15,222	--	15,222		7.61
	Peter J. Wolcott Bridgewater, Connecticut	15,222	--	15,222		7.61
10% Series A Preferred Stock	Arthur S. Wolcott	212,840	--	212,840	(3)	52.26
	Kraig H. Kayser 418 East Conde Street Janesville, Wisconsin	32,168	141,644	173,812	(4)	42.68
	Hannelore Wolcott-Bailey Penn Yan, New York	20,588	--	20,588	(5)	5.05
10% Series B Preferred Stock	Arthur S. Wolcott	212,200	--	212,200	(6)	53.05
	Kraig H. Kayser	--	165,080	165,080	(7)	41.27
	Hannelore Wolcott-Bailey	22,720	--	22,720	(8)	5.68
Class A Common Stock	Carl Marks Management Company, LP 900 Third Avenue, 33rd Floor New York, New York	2,355,736	--	2,355,736	(9)	32.83
	Manulife Financial Corporation 200 Bloor Street, East Toronto, Ontario, Canada	1,025,220	--	1,025,220	(10)	17.54
	Nancy A. Marks Great Neck, New York	652,824	--	652,824	(11)	12.88
	Franklin Resources, Inc. One Franklin Parkway San Mateo, California	556,600	--	556,600	(12)	10.87
	I. Wistar Morris, III 4 Tower Bridge, Suite 300 200 Barr Harbor Drive West Conshohocken, Pennsylvania	184,700	348,722	533,422	(13)	11.07
	Arnhold and S. Bleichroeder Advisers, LLC 1345 Avenue of the Americas New York, New York	207,290	--	207,290	(14)	4.12
	The Pillsbury Company General Mills, Inc. Number One General Mills Blvd Minneapolis, Minnesota	--	346,570	346,570	(15)	7.19%
	T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland	240,500	--	240,500	(16)	4.99
	Kraig H. Kayser	67,955	157,854	225,809	(17)	4.68
	Susan W. Stuart	57,214	105,288	162,502	(18)	3.37
	Arthur S. Wolcott	--	117,090	117,090	(19)	2.43
	Seneca Foods 401(k) Plan	496,844	--	496,844		10.31
Class B Common Stock	Kraig H. Kayser	85,228	160,330	245,558	(20)	8.89
	Susan W. Stuart	63,492	134,666	198,158	(21)	7.18
	Nancy A. Marks	377,304	--	377,304	(22)	13.67
	Arthur S. Wolcott	8,551	83,508	92,059	(23)	3.33
	Seneca Foods Pension Plan	284,300	--	284,300		10.30
____________

(1)
The applicable percentage of beneficial ownership is based on the number of shares of each class of voting stock outstanding as of March 31, 2009.  With respect to certain persons, the percentage of beneficial ownership of Class A Common Stock includes the shares of Class A Common Stock that may be acquired upon conversion of the Company’s Convertible Participating Preferred Stock but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Does not include 101,176 shares of 6% Preferred Stock held directly by Mr. and Mrs. Wolcott’s offspring, as to which Mr. Wolcott disclaims beneficial ownership.
(3)	These shares are convertible into 10,642 shares of Class A Common Stock and 10,642 shares of Class B Common Stock.
(4)
Mr. Kayser has shared voting and investment power with respect to 141,644 shares of 10% Series A Preferred Stock held in two trusts of which he is a co-trustee and in which he and members of his family are beneficiaries.  The total 173,812 shares of 10% Series A Preferred Stock are convertible into 8,690 shares of Class A Common Stock and 8,690 shares of Class B Common Stock.

(5)	These shares are convertible into 1,029 shares of Class A Common Stock and 1,029 shares of Class B Common Stock.
(6)	These shares are convertible into 7,073 shares of Class A Common Stock and 7,073 shares of Class B Common Stock.
(7)
Mr. Kayser has shared voting and investment power with respect to 165,080 shares of 10% Series B Preferred Stock held in two trusts of which he is a co-trustee and in which he and members of his family are beneficiaries.  The total 165,080 shares of 10% Series B Preferred Stock are convertible into 5,502 shares of Class A Common Stock and 5,502 shares of Class B Common Stock.

(8)	These shares are convertible into 757 shares of Class A Common Stock and 757 shares of Class B Common Stock.
(9)
Based on an amended statement on Schedule 13D filed with the SEC on July 8, 2004 by Carl Marks Management Company, L.P. as sole general partner of Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments II, L.P.  The shares in the table consist solely of 2,355,736 shares of the Company’s Convertible Participating Preferred Stock that are convertible into shares of Class A Common Stock on a one-for-one basis.

(10)
Based on a statement on Schedule 13G filed with the SEC on August 28, 2006 by Manulife Financial Corporation and its indirect, wholly-owned subsidiary, John Hancock Life Insurance Company ("JHLICO").  The shares in the table consist solely of 1,025,220 shares of Convertible Participating Preferred Stock, Series 2006 (of which 19,346 shares are held by JHLICO’s direct, wholly-owned subsidiary, John Hancock Variable Life Insurance Company) that are convertible into shares of Class A Common Stock on a one-for-one basis.

(11)
Based on an amended statement on Schedule 13D filed with the SEC on July 8, 2004 by Nancy A. Marks and certain related investors.  The shares reported in the table include 130,000 shares held in trust of which she is a trustee and 248,520 shares of the Company’s Convertible Participating Preferred Stock that are convertible into shares of Class A Common Stock on a one-for-one basis.

(12)
Based on a statement on Schedule 13G filed with the SEC on February 7, 2006 by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisory Services, LLC.  Includes 300,000 shares of the Company’s Convertible Participating Preferred Stock that are convertible into shares of Class A Common Stock on a one-for-one basis.

(13)
Based on a statement on Schedule 13D filed with the SEC on August 16, 2006 by I. Wistar Morris, III.  Mr. Morris has the sole voting power and the sole investment power over 184,700 shares held for his benefit in nominee name.  He has no voting power but he has shared investment power with respect to the 178,180 shares held by his wife, in nominee name for her benefit and the 138,600 shares held in nominee name for the benefit of his children as well as the 38,942 shares registered in nominee name for a Foundation in which he is the co-trustee.

(14)
Based on a statement on Schedule 13G filed with the SEC on February 12, 2009 by Arnhold and S. Bleichroeder Advisers, LLC.  Includes 207,290 shares of the Company’s Convertible Participating Preferred Stock that are convertible into shares of Class A Common Stock on a one-for-one basis.

(15)	Based on a statement on Schedule 13D filed with the SEC on March 22, 1996 by The Pillsbury Company (now a subsidiary of General Mills, Inc.) and Grand Metropolitan.
(16)
Based on an amended statement on Schedule 13G filed with the SEC on February 14, 2008 by T. Rowe Price Associates, Inc. (“Price Associates”).  These securities are owned by various individual and institutional investors, which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities.  For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(17)
Mr. Kayser has sole voting and investment power over 65,628 shares of Class A Common Stock owned by him and sole voting but no investment power over 5,550 shares owned by his siblings and their children, which are subject to a voting trust agreement of which Mr. Kayser is a trustee.  The shares in the table include personal 401(k) Plan holdings of 2,327 shares.  The shares in table include 2,375 shares for which Mr. Kayser is the custodian. Mr. Kayser has shared voting and investment power with respect to 72,993 shares held in two trusts of which he is a co-trustee and in which he and members of his family are beneficiaries.  The shares reported in the table include 76,936 shares held by the Seneca Foods Foundation (the “Foundation”), of which Mr. Kayser is a director.  The shares reported in the table do not include (i) 14,521 shares owned by Mr. Kayser’s mother, (ii) 19,000 shares held in trust for Mr. Kayser’s mother, (iii) 6,457 shares held by Mr. Kayser’s brothers, or (iv) 496,844 shares held by the Seneca Foods Corporation Employee Savings Plan (the “401(k) Plan”), over which the Company’s officers may be deemed to have shared voting and investment power.  Mr. Kayser has shared voting and investment power with respect to the shares held by the Foundation.  He disclaims beneficial ownership of the shares held by his mother and in trust for his mother, the shares held by his brother and the shares held by the 401(k) Plan.

(18)
The shares in the table include (i) 12,616 shares of Class A Common Stock held by Ms. Stuart’s husband, (ii) 15,736 shares owned by her sister’s children, of which Ms. Stuart is the trustee, (iii) 76,936 shares held by the Foundation, of which Ms. Stuart is a director.  Ms. Stuart has shared voting and investment power with respect to the shares held by the Foundation and sole voting and investment power with respect to the shares owned by her sister’s children.  She disclaims beneficial ownership of the shares held by her husband.

(19)
The shares in the table include (i) 40,154 shares of Class A Common Stock held by Mr. Wolcott’s wife, (ii) 76,936 shares held by the Foundation, of which Mr. Wolcott is a director.  The shares reported in the table do not include (i) 308,528 shares of Class A Common Stock held directly by Mr. and Mrs. Wolcott’s offspring and their families, or (ii) 496,844 shares held by the 401(k) Plan, over which the Company’s officers may be deemed to have shared voting and investment power.  Mr. Wolcott has shared voting and investment power with respect to the shares held by the Foundation.  He disclaims beneficial ownership with respect to the shares held by his wife, his offspring and their families and the 401(k) Plan.

(20)
Mr. Kayser has sole voting and investment power over 84,739 shares of Class B Common Stock he owns and sole voting but no investment power over 10,050 shares owned by his siblings and their children, which are subject to a voting trust agreement of which Mr. Kayser is a trustee.  The shares in the table include personal 401(k) Plan holdings of 489 shares.  Mr. Kayser has shared voting and investment power with respect to 75,356 shares held in two trusts of which he is a co-trustee and in which he and members of his family are beneficiaries.  The shares in the table include 74,924 shares held by the Foundation, of which Mr. Kayser is a director.  The shares in the table do not include (i) 284,300 shares held by the Pension Plan, of which Mr. Kayser is a trustee, (ii) 14,531 shares owned by Mr. Kayser’s mother, (iii) 19,000 shares held in trust for Mr. Kayser’s mother or (iv) 104,489 shares held by the 401(k) Plan.  Mr. Kayser has shared voting and investment power with respect to the shares held by the Pension Plan, the 401(k) Plan and the Foundation.  He disclaims beneficial ownership of the shares held by his mother and in trust for his mother.

(21)
The shares reported in the table include (i) 18,894 shares of Class B Common Stock held by Ms. Stuart’s husband, (ii) 40,848 shares owned by her sister’s children, of which Ms. Stuart is the trustee and (iii) 74,924 shares held by the Foundation, of which Ms. Stuart is a director.  The shares in the table do not include 284,300 shares held by the Pension Plan, of which Ms. Stuart is a trustee.  Ms. Stuart has shared voting and investment power with respect to the shares held the Pension Plan and the Foundation and sole voting and investment power with respect to the shares owned by her sister’s children.  She disclaims beneficial ownership of the shares held by her husband.

(22)
Based on an amended statement on Schedule 13D filed with the SEC on July 8, 2004 by Nancy A. Marks and certain related investors.  The shares reported in the table include 130,000 shares held by a trust of which she is a trustee.

(23)
The shares in the table include (i) 8,584 shares of Class B Common Stock held by Mr. Wolcott’s wife and (ii) 74,924 shares held by the Foundation, of which Mr. Wolcott is a director.  The shares in the table do not include (i) 448,608 shares of Class B Common Stock held directly by Mr. and Mrs. Wolcott’s offspring and their families, (ii) 284,300 shares held by the Pension Plan, of which Mr. Wolcott is a trustee or (iii) 104,489 shares held by the 401(k) Plan.  Mr. Wolcott has shared voting and investment power with respect to the shares held by the Pension Plan, the 401(k) Plan and the Foundation.  He disclaims beneficial ownership with respect to the shares held by his wife, his offspring and their families.

Security Ownership of Management and Directors

The following table sets forth certain information available to the Company with respect to shares of all classes of the Company’s voting securities owned by each director, each nominee for director, each executive officer and all directors, nominees and executive officers as a group, as of March 31, 2009.  Beneficial ownership for these purposes is determined in accordance with applicable SEC rules and includes shares over which a person has sole or shared voting power or investment power.  The holdings of Common Stock listed in the table do not include the shares obtainable upon conversion of the 10% Series A Preferred Stock and the 10% Series B Preferred Stock, which currently are convertible into both Class A Common Stock and Class B Common Stock on the basis of 20 and 30 shares of Preferred Stock, respectively, for each share of Common Stock.

Name of Beneficial Owner	Title of Class	Shares Beneficially Owned	Percent of Class (1)
Arthur H. Baer	Class B Common Stock	3,000	*%
Andrew M. Boas	Class A Common Stock (2) Class B Common Stock	2,409,711 53,975	33.58 1.95
Robert T. Brady	Class A Common Stock (3)	1,500	*
G. Brymer Humphreys	Class A Common Stock (4) Class B Common Stock	1,200 800	* *
Kraig H. Kayser	Class A Common Stock (5) Class B Common Stock (5) 6% Preferred Stock (5) 10% Series A Preferred Stock (5) 10% Series B Preferred Stock (5)	225,809 245,558 8,000 173,812 165,080	4.68 8.89 4.00 42.68 41.27
Susan W. Stuart	Class A Common Stock (6) Class B Common Stock (6) 6% Preferred Stock (6)	162,502 198,158 25,296	3.37 7.18 12.65
Thomas Paulson	Class A Common Stock	500	*
James F. Wilson	Class A Common Stock (7)	2,355,736	32.83
Arthur S. Wolcott	Class A Common Stock (8) Class B Common Stock (8) 6% Preferred Stock (8) 10% Series A Preferred Stock (8) 10% Series B Preferred Stock (8)	117,090 92,059 32,844 212,840 212,200	2.43 3.33 16.42 52.26 53.05
Roland E. Breunig	Class A Common Stock Class B Common Stock	836 75	* *
Paul L. Palmby	Class A Common Stock Class B Common Stock	4,047 448	* *
Dean E. Erstad	Class A Common Stock Class B Common Stock	1,172 246	* *
All directors and executive officers as a group	Class A Common Stock (9) Class B Common Stock (9) 6% Preferred Stock (9) 10% Series A Preferred Stock (9) 10% Series B Preferred Stock (9)	3,211,903 776,791 66,140 386,652 377,280	44.76 28.14 33.07 94.94 94.32
____________
*      Less than 1.0%.
(1)
The applicable percentage of beneficial ownership is based on the number of shares of each class of voting stock outstanding as of the March 31, 2009.  With respect to certain persons, the percentage of beneficial ownership of Class A Common Stock includes the shares of Class A Common Stock that may be acquired upon conversion of the Company’s Convertible Participating Preferred Stock but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes 2,355,736 shares of the Company’s Convertible Participating Preferred Stock indirectly owned by Carl Marks Management Company, L.P.  Mr. Boas is a General Partner of Carl Marks Management Company, L.P. and may be deemed to be the beneficial owner of such shares, which are convertible into shares of Class A Common Stock on a one-for-one basis.  See note 9 to the table under the heading “ -- Security Ownership of Certain Beneficial Owners.”

(3)	Does not include 300 shares of Class A Common Stock and 300 shares of Class B Common Stock owned by Mr. Brady’s children as to which Mr. Brady disclaims beneficial ownership.
(4)	Includes 400 shares of the Company’s Convertible Participating Preferred Stock, which are convertible into shares of Class A Common Stock on a one-for-one basis.
(5)	See notes 4, 7, 17, and 20 to the table under the heading “ -- Security Ownership of Certain Beneficial Owners.”
(6)	See notes 18 and 21 to the table under the heading “ -- Security Ownership of Certain Beneficial Owners.”
(7)
Includes 2,355,736 shares of the Company’s Convertible Participating Preferred Stock indirectly owned by Carl Marks Management Company, L.P.  Mr. Wilson is a General Partner of Carl Marks Management Company, L.P. and may be deemed to be the beneficial owner of such shares, which are convertible into shares of Class A Common Stock on a one-for-one basis.  See note 9 to the table under the heading “ -- Security Ownership of Certain Beneficial Owners.”

(8)	See notes 2, 3, 6, 19, and 23 to the table under the heading “ -- Security Ownership of Certain Beneficial Owners.”
(9)
See footnotes (2) through (7).  With respect to the Class A Common Stock, also includes 496,844 shares held by the 401(k) Plan over which the Company’s officers may be deemed to have shared voting and investment power.  With respect to the Class B Common Stock, also includes 284,300 shares related to the Pension Plan and 104,489 shares held by the 401(k) Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to the Company’s equity compensation plans as of March 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	91,287
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	91,287

Item 13

Certain Relationships and Related Transactions, and Director Independence

Certain Transactions and Relationships

    According to written policy of the Audit Committee, any related party transactions, excluding compensation, which is delegated to the Compensation Committee, involving one of the Company’s directors or executive officers, must be reviewed and approved by the Audit Committee.  Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction.  Related parties include any of the Company’s directors or executive officers, certain of the Company’s stockholders and their immediate family members.  To identify any related party transactions, each year, the Company submits and requires each director and officer to complete director and officer questionnaires identifying any transactions with the Company in which the executive officer or director or their family members has an interest.  In addition, the Board of Directors determines, on an annual basis, which members of the Board meet the definition of independent director as defined in the NASDAQ listing standards and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

    Prior to December 30, 2006, the Company operated under a contract pursuant to which Birds Eye Foods supplied the Company’s New York processing plants with their raw vegetable requirements.  Birds Eye’s sources of supply were the grower-members of Pro-Fac Cooperative, Inc., a non-controlling shareholder of Birds Eye.  The prices paid for all Pro-Fac-sourced vegetables were negotiated between the Company and Birds Eye and paid directly to Birds Eye.  The Company had no negotiations with individual growers nor authority to require Birds Eye or Pro-Fac to fill from any particular grower a specific volume or percentage of the vegetables supplied to the Company.

    The Company no longer purchases through Pro-Fac, as raw vegetables for the Company’s New York processing plants are now purchased directly from the growers.  A small percentage (less than 1% in fiscal year 2009) of vegetables supplied to the Company’s New York processing plants are grown by Humphreys Farm Inc.  G. Brymer Humphreys is President and a 23% shareholder of Humphreys Farm.  In fiscal year 2009 the Company paid Humphreys Farm $419,000 pursuant to a raw vegetable grower contract.  The Chairman of the Audit Committee reviewed the relationship and determined that the Humphreys Farm grower contract was negotiated at arms length and on no more favorable terms than to other growers in the marketplace.

Independent Directors

Under the NASDAQ Global Market listing standards, at least a majority of the Company’s directors and all of the members of the Company’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee must meet the test of “independence” as defined by NASDAQ.  The NASDAQ listing standards provide that, to qualify as an “independent” director, in addition to satisfying certain criteria, the Board of Directors must affirmatively determine that a director has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The Board of Directors has determined that each current director and nominee for director, other than Mr. Wolcott, the Company’s Chairman, his daughter, Ms. Stuart, Mr. Kayser, the Company’s President and Chief Executive Officer, and Mr. Humphreys is “independent” as defined by the listing standards of the NASDAQ Global Market.

    In making its determination with respect to Mr. Humphreys, the Board considered his relationship with the Company as fully described in “Certain Transactions and Related Relationships” above.  It concluded that Mr. Humphreys does not satisfy the criteria under NASDAQ listing standards inasmuch as the Company purchased $419,000 of raw vegetables from Mr. Humphreys under an arms length contract, above the $200,000 threshold permitted under the NASDAQ listing standards in determining “independence”.  On August 10, 2007, the Board determined that although Mr. Humphreys is not considered independent under the NASDAQ listing standards, it was in the best interests of the Company and its shareholders for Mr. Humphreys to continue to serve on the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee pursuant to the “exceptional and limited circumstance” exception provided for under the NASDAQ listing standards.  In making this determination, the Board considered his extensive experience in the vegetable farming industry, his knowledge and experience with the Company’s compensation and nomination practices as well as his comprehensive knowledge of the Company’s financial affairs developed in over 25 years of service on the Board.

    With respect to the six independent directors, there are no transactions, relationships or arrangements not requiring disclosure pursuant to Item 404(a) of Regulation S-K that were considered by the Board in determining that these individuals are independent under the NASDAQ listing standards.

Item 14

Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO Seidman, LLP and Ernst & Young LLP for fiscal years 2009 and 2008.

	2009	2008
Audit Fees (1)	$605,788	$589,414
Audit-Related Fees (2)	--	10,630
Tax Fees	--	--
All Other Fees	--	--
Total	$605,788	$600,044

_________________________
(1)
Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services rendered.  Fiscal year 2008 audit fees included $9,130 of Ernst & Young LLP related fees.

(2)
Includes fees and expenses for services rendered from April through March of the fiscal year, notwithstanding when the fees and expenses were billed. Consists of attestations related to SEC filings, including current reports on Form 8-K related to acquisitions, comfort letters, consents, and comment letters.

All audit, audit-related and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by BDO Seidman, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  The Audit Committee’s pre-approval policies provide that the Chairman of the Audit Committee has the authority to approve individual audit related and permitted non-audit engagements up to $10,000.  Larger engagements require majority Audit Committee approval.  There were no engagements of this type provided by the principal accountant during the last two years.

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the 2009 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2009, 2008 and 2007

Consolidated Balance Sheets - March 31, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements – Years ended March 31, 2009, 2008 and 2007

Reports of Independent Registered Public Accounting Firm

Pages

2.	Supplemental Schedule:

Report of Independent Registered Public Accounting Firm on Schedule 31
Schedule II—Valuation and Qualifying Accounts 32

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits:

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995)

3.2
Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995)

3.3	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Company’s Form 10-K for the fiscal year ended March 31, 1996)

3.3
Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K dated September 17, 1998)

3.4	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 10, 2003)

3.5	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 18, 2004)

3.6	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated August 23, 2006)

3.7	The Company’s Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995)

3.8	Amendment to the Company’s Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated November 6, 2007)

10.1
First Amended and Restated Alliance Agreement dated February 10, 1995 by and among the Company, The Pillsbury Company and Grand Metropolitan Incorporated (incorporated by reference to Exhibit 2(B) to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 1995)

10.2	Agreement to Amend First Amended and Restated Alliance Agreement (incorporated by reference to Exhibit 10 to the Company’s Current report of Form 8-K filed with the SEC on June 11, 2002)

10.3
Master Reimbursement Agreement dated September 15, 1997 by and between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 4a to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997)

10.4
Shareholders Agreement dated as of June 22, 1998 by any among the Company and the parties listed therein (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed with the SEC on July 17, 1998)

10.5
Registration Rights Agreement dated as of June 22, 1998 among the Company, Carl Marks Strategic Investments, L.P., a Delaware limited partnership, Carl Marks Strategic Investments II, L.P., a Delaware limited partnership, Edwin S. Marks, Nancy Marks and Marjorie Boas (incorporated by reference to Appendix C to the Company’s definitive proxy statement filed with the SEC on July 17, 1998)

10.6	Amended and Restated Revolving Credit Agreement dated as of August 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2006)

10.7
Registration Rights Agreement between the Company, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company dated as of August 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 23, 2006)

10.8
Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10 to the Company’s Annual report on Form 10-K for the fiscal year ended March 31, 2002)

10.9*	Seneca Foods Corporation Management Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10 to the Company’s Annual report on Form 10-K for the fiscal year ended March 31, 2008)

10.10
8% Secured Nonrecourse Subordinated Promissory Note issued by the Company to The Pillsbury Company dated February 1, 1995 (incorporated by reference to Exhibit 2(C) to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 1995)

13
The material contained in the 2009 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of BDO Seidman, LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Indicates management or compensatory agreement

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

The audits referred to in our report dated June 10, 2009 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Form 10-K by reference to the Annual Report to Stockholders for the year ended March 31, 2009, also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP

Milwaukee, Wisconsin

June 10, 2009

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Charged/ (credited) to income	Charged to other accounts		Deductions from reserve		Balance at end of period
Year-ended March 31, 2009: Allowance for doubtful accounts	$457	$31	$—		$(62	) (a)	$426
Income tax valuation allowance	$3,446	$101	$—		$—		$3,547

Year-ended March 31, 2008: Allowance for doubtful accounts	$504	$(34)	$—		$(13	) (a)	$457
Income tax valuation allowance	$3,538	$(92)	$—		$—		$3,446

Year-ended March 31, 2007: Allowance for doubtful accounts	$445	$(149)	$89	(b)	$119	(c)	$504
Income tax valuation allowance	$—	$3,538	$—		$—		$3,538

(a) Accounts written off, net of recoveries.
(b) Acquired via the Signature acquisition.
(c) Recoveries, net of accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION By /s/Jeffrey L. Van Riper Jeffrey L. Van Riper Vice President, Controller and Secretary (Principal Accounting Officer)	June 12, 2009

Pursuant to the requirements of the Exchange Act , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott	Chairman and Director	June 12, 2009
Arthur S. Wolcott

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, and Director	June 12, 2009

/s/Roland E. Breunig Roland E. Breunig	Chief Financial Officer and Treasurer	June 12, 2009

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Vice President, Controller and Secretary (Principal Accounting Officer)	June 12, 2009

*	Director	June 12, 2009
Arthur H. Baer

*	Director	June 12, 2009
Andrew M. Boas

*	Director	June 12, 2009
Robert T. Brady

*	Director	June 12, 2009
Susan A. Henry

*	Director	June 12, 2009
G. Brymer Humphreys

*	Director	June 12, 2009
Thomas Paulson

*	Director	June 12, 2009
Susan W. Stuart
*	Director	June 12, 2009

James F. Wilson	Director	June 12, 2009
* _____

/s/Roland E. Breunig *By Roland E. Breunig, Attorney-in-fact