Form 10-Q
period 2009-06-27
SENECA FOODS CORP /NY/
filed 2009-08-06
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 27, 2009	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No  * (*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.)

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☑ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 31, 2009
Common Stock Class A, $.25 Par	8,442,266
Common Stock Class B, $.25 Par	2,195,515

PART I FINANCIAL INFORMATION, ITEM 1 FINANCIAL STATEMENTS
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Actual	Actual
	June 27, 2009	June 28, 2008	March 31, 2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$8,575	$7,830	$5,849
Accounts Receivable, Net	59,864	49,535	76,713
Inventories (Note 2):
Finished Goods	167,413	155,025	270,481
Work in Process	26,101	14,210	24,280
Raw Materials and Supplies	155,396	134,445	98,194
Off-Season Reserve (Note 3)	66,845	69,977
Total Inventories	415,755	373,657	392,955
Deferred Income Tax Asset, Net	6,438	6,507	6,449
Refundable Income Taxes	-	10,427	-
Other Current Assets	8,749	7,131	5,966
Total Current Assets	499,381	455,087	487,932
Property, Plant and Equipment, Net	180,687	179,518	179,245
Deferred Income Tax Asset, Net	3,957	721	6,692
Other Assets	1,581	2,193	1,736
Total Assets	$685,606	$637,519	$675,605
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$93,264	$76,105	$60,019
Other Accrued Expenses	30,206	28,868	35,689
Accrued Vacation	9,768	9,656	9,843
Accrued Payroll	6,523	3,681	9,771
Income Taxes Payable	5,659	-	1,579
Current Portion of Long-Term Debt	38,377	10,213	38,949
Total Current Liabilities	183,797	128,523	155,850
Long-Term Debt, Less Current Portion	170,309	203,843	191,853
Other Long-Term Liabilities	32,377	27,791	45,477
Total Liabilities	386,483	360,157	393,180
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	35,564	35,600	35,580
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	8,535	8,596	8,571
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	25,000	25,000
Common Stock $.25 Par Value Per Share	3,082	3,079	3,080
Additional Paid-in Capital	28,609	28,466	28,546
Treasury Stock, at cost	(257)	-	(257)
Accumulated Other Comprehensive Loss	(13,561)	(3,613)	(19,160)
Retained Earnings	211,899	179,982	200,813
Stockholders' Equity	299,123	277,362	282,425
Total Liabilities and Stockholders’ Equity	$685,606	$637,519	$675,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	June 27, 2009	June 28, 2008

Net Sales	$230,528	$216,713

Costs and Expenses:
Cost of Product Sold	194,591	200,851
Selling and Administrative	16,780	15,864
Other Operating Income	-	(271)
Total Costs and Expenses	211,371	216,444
Operating Income	19,157	269
Interest Expense	2,637	3,752
Earnings (Loss) Before Income Taxes	16,520	(3,483)

Income Taxes	5,434	(1,406)
Net Earnings (Loss)	$11,086	$(2,077)

Earnings (Loss) Applicable to Common Stock	$6,920	$(1,300)

Basic Earnings (Loss) per Common Share	$0.91	$(0.17)

Diluted Earnings (Loss) per Common Share	$0.91	$(0.17)

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	June 27, 2009	June 28, 2008
Cash Flows from Operating Activities:
Net Earnings (Loss)	$11,086	$(2,077)
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	5,401	5,503
Gain on the Sale of Assets	-	(271)
Deferred Tax (Benefit) Expense	(755)	653
Changes in operating assets and liabilities:
Accounts Receivable	16,849	12,477
Inventories	44,045	92,044
Off-Season Reserve	(66,845)	(69,977)
Other Current Assets	(2,783)	(2,405)
Income Taxes	4,002	9
Accounts Payable, Accrued Expenses
and Other Liabilities	20,375	13,524
Net Cash Provided by Operations	31,375	49,480
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(6,661)	(6,304)
Proceeds from the Sale of Assets	-	358
Net Cash Used in Investing Activities	(6,661)	(5,946)
Cash Flow from Financing Activities:
Long-Term Borrowing	48,255	24,661
Payments on Long-Term Debt and Capital Lease Obligations	(70,371)	(70,804)
Other	128	129
Dividends	-	(12)
Net Cash Used in Financing Activities	(21,988)	(46,026)
Net Increase (Decrease) in Cash and Cash Equivalents	2,726	(2,492)
Cash and Cash Equivalents, Beginning of the Period	5,849	10,322
Cash and Cash Equivalents, End of the Period	$8,575	$7,830

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 27, 2009

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of June 27, 2009 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2009 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended June 28, 2008 have been reclassified to conform to the current period classification.

The results of operations for the three month period ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the 2009 Seneca Foods Corporation Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2009 Annual Report on Form 10-K.

The Company has evaluated subsequent events through August 6, 2009, the date of issuance of its consolidated financial statements.

2.
The Company implemented the Last-In, First-Out (“LIFO”) inventory valuation method during 2008.  First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $91,199,000 as of June 27, 2009.  The increase in the LIFO Reserve for the first three months of fiscal 2010 ended June 27, 2009 was $4,701,000 as compared to $10,276,000 for the first three months ended June 28, 2008 and reflects the projected impact of reduced inflationary cost increases expected in fiscal 2010 versus fiscal 2009.

3.
The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are reserved for in a contra-inventory account and are included in the Inventory section of the Condensed Consolidated Balance Sheets. Depending on the time of year, the Off-Season Reserve is either the excess of absorbed expenses over incurred expenses to date resulting in a credit reserve balance, or the excess of incurred expenses over absorbed expenses to date resulting in a debit reserve balance.  Other than at the end of the first and fourth fiscal quarters of each year, absorbed expenses exceed incurred expenses due to timing of production.  All Off-Season Reserve balances are zero at fiscal year end.

4.	During the three-month period ended June 27, 2009, there were 3,700 shares, or $52,000, of Convertible Participating Preferred Stock converted to Class A Common Stock.

As previously disclosed, on July 21, 2009 certain shareholders of the Company closed on the sale of 3,756,332 shares of Class A common stock (including the shares sold pursuant to the underwriters' over allotment option) pursuant to an Underwriting Agreement among the Company, the selling shareholders and Merrill Lynch Pierce Fenner & Smith Inc. and Piper Jaffray & Co.  The Company received none of the proceeds of the offering.  Subsequent to June 27, 2009, 2,607,156 shares, or $31,104,000, of Convertible Preferred Stock and 556,088 shares, or $139,000, of Class B Common Stock (at par), were converted to Class A Common Stock in connection with this secondary stock offering.

5.	The following schedule presents Comprehensive Income (Loss) for the three months ended June 27, 2009 and June 28, 2008:
	Three Months Ended
	June 27, 2009	June 28, 2008
	(in thousands)
Comprehensive Income (Loss):
Net Earnings (Loss)	11,086	(2,077)
Change in 401(k) stock adjustment (net of tax)	123	15
Change in pension and post retirement benefits adjustment (net of tax)	5,476	-
Total	16,685	(2,062)

6.
The changes in the Stockholders’ Equity accounts for the three months period ended June 27, 2009, consist of an increase of $11,086,000 for Net Earnings, an increase of $5,476,000 related to the change in pension and post retirement benefits adjustment, an increase of $123,000 for a mark-to-market adjustment of 401(k) plan stock, and an increase of $13,000 for the restricted stock issued pursuant to the Company’s equity compensation plan.

7.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended
	June 27, 2009	June 28, 2008
	(in thousands)

Service Cost	$408	$756
Interest Cost	1,545	1,435
Expected Return on Plan Assets	(997)	(1,474)
Amortization of Transition Asset	(69)	(69)
Net Periodic Benefit Cost	$887	$648

The Company made a $5,000,000 contribution during the first fiscal quarter of 2010, $900,000 more than required for Fiscal 2010.

The pension liability was reduced by $8,978,000 million during the first fiscal quarter of 2010 to reflect the current unfunded liability based on the estimated projected benefit obligation and actual fair value of plan assets as of June 27, 2009.  The impact on accumulated other comprehensive income was $5,476,000 after income taxes of $3,502,000.

8.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:
		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(in thousands)
Total expected
Restructuring charge	$2,152	$5,749	$3,909	$11,810

Balance March 31, 2009	$ -	$250	$1,035	$1,285
Cash payments/write offs		-	(65)	(65)
Balance June 27, 2009	$ -	$250	$970	$1,220

Total costs incurred
to date	$2,152	$5,499	$2,939	$10,590

During the third quarter of fiscal 2009, the Company announced a Voluntary Workforce Reduction Program at its plant in Modesto, California which resulted in a restructuring charge for severance costs of $904,000.  This program, which is expected to result in a more efficient operation, was completed in January 2009.

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

9.
During the three months ended June 28, 2008, the Company sold some unused fixed assets which resulted in a gain of $271,000.  This gain is included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.  No similar gains were incurred during the three months ended June 27, 2009.

10.
In September 2006, the Financial Accounting Standards Board (“FASB”)   issued SFAS No. 157, “Fair Value Measurements” ("SFAS 157").  This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  SFAS 157 was initially effective for the Company beginning April 1, 2008.  In February 2008, the FASB approved the issuance of FASB Staff Position (“FSP”) FAS 157-2.  FSP FAS 157-2 allowed the Company to electively defer the effective date of SFAS No. 157 until April 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Through June 27, 2009, SFAS 157 had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities.  Effective April 1, 2009, the Company applied the fair value measurement and disclosure provisions of SFAS 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis.  Such also had no effect on its consolidated results of operations or financial position through June 27, 2009 and is also expected to have no material impact on the Company’s future consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") to further enhance the accounting and financial reporting related to business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company's adoption of SFAS 141(R) will depend upon the extent and magnitude of acquisitions after March 2009.

FSP Financial Accounting Statement (“FAS”) 132(R)-1, issued on December 30, 2008, amends FAS 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to expand disclosures in an employer's financial statements about plan assets.  Among other things, the FSP requires employers to disclose information regarding the fair value measurements of plan assets that are similar to the disclosures required by FAS 157 (e.g., information regarding the fair value disclosure hierarchy and rollforward of assets measured using Level 3 inputs).  The disclosures about plan assets required by the FSP are required for fiscal years ending on or after December 15, 2009.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective as of the beginning of our 2010 fiscal year. This EITF did not have a impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” The Company’s unvested restricted shares under the Company’s equity compensation plan are considered participating securities. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of this FSP. Adoption of this FSP had no material impact on earnings per share for the first quarter fiscal 2010 or 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard had no material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS 166 on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS 167 on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will have no material impact on our consolidated financial position and results of operations.

11.	Earnings per share for the Quarters Ended June 27, 2009 and June 28, 2008 are as follows:

	Q U A R T E R
	2009	2008
	(In thousands, except per share amounts)
Basic

Net earnings (loss)	$11,086	$(2,077)
Deduct preferred stock dividends paid	6	6

Undistributed earnings	11,080	(2,083)
Deduct earnings allocated to participating preferred	4,160	(783)

Earnings allocated to common shareholders	$6,920	$(1,300)

Weighted average common shares outstanding	7,584	7,591

Basic earnings per common share	$0.91	$(0.17)

Diluted

Earnings allocated to common shareholders	$6,920	$(1,300)
Add dividends on convertible preferred stock	5	5

Earnings applicable to common stock on a diluted basis	$6,925	$(1,295)

Weighted average common shares outstanding-basic	7,584	7,591
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	7,651	7,658

Diluted earnings per common share	$0.91	$(0.17)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 27, 2009

Seneca Foods Corporation (the “Company”) is a leading low cost producer and distributor of high quality processed fruits and vegetables.  The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s Farm Kitchen®, Stokely’s®, Read® and Diamond A®.  The Company’s canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 70 countries and federal, state and local governments for school and other food programs.  In addition, the Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for General Mills Operations, LLC (“GMOL”) under a long-term Alliance Agreement.

The Company’s raw product is harvested mainly between June through November. The Company experienced favorable growing conditions last summer and early fall reflecting a combination of adequate heat units and moisture.  These beneficial growing conditions favorably impacted crop yields and plant recovery rates which resulted in favorable manufacturing variances.

Results of Operations:

Sales:

First fiscal quarter 2010 results include Net Sales of $230.5 million, which represents a 6.4% increase, or $13.8 million, from the first quarter of fiscal 2009.  The increase in sales is attributable to increased selling prices/improved sales mix of $17.6 million partially offset by a sales volume reduction which accounted for $3.8 million.  The increase in sales is primarily from a $10.8 million increase in Canned Vegetable sales and a $3.7 million increase in Snack sales.

The following table presents sales by product category (in millions):

	Three Months Ended
	June 27, 2009	June 28, 2008
Canned Vegetables	$161.3	$150.5
Green Giant Alliance	1.8	3.0
Frozen Vegetables	9.8	10.2
Fruit Products	47.1	45.9
Snack	7.4	3.7
Other	3.1	3.4
	$230.5	$216.7

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended
	June 27, 2009	June 28, 2008
Gross Margin	15.6%	7.3%

Selling	3.8%	4.3%
Administrative	3.5%	3.0%
Other Operating Income	0.0%	-0.1%

Operating Income	8.3%	0.1%

Interest Expense	1.1%	1.7%

For the three month period ended June 27, 2009, the gross margin increased from the prior year quarter from 7.3% to 15.6% due primarily to higher selling prices compared to the prior year which was partially offset by higher produce and steel costs of the current year pack as compared to the prior year.    FIFO based inventory costs exceeded LIFO based inventory costs by $91,199,000 as of the end of the first quarter of 2010.  The increase in the LIFO Reserve for the first quarter ended June 27, 2009 was $4,701,000 as compared to $10,276,000 for the first quarter ended June 28, 2008 and reflects the impact on the quarter of reduced inflationary cost increases expected in fiscal 2010, compared to fiscal 2009.  On an after-tax basis, LIFO reduced Net Earnings by $3,056,000 for the quarter ended June 27, 2009 and by $6,679,000 for the quarter ended June 28, 2008, based on the statutory federal income tax rate.

Selling costs as a percentage of sales decreased as a result of a favorable adjustment to an international customer claim of $1.0 million in the first quarter of fiscal 2010.

Administrative expense increased for the three months ended June 27, 2009 due primarily to increased employment costs.

During the three months ended June 28, 2008, the Company sold some unused fixed assets which resulted in a gain of $271,000.  This gain is included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.  No similar gains were recognized during the three months ended June 27, 2009.

For the three month period ended June 27, 2009, interest expense as a percentage of sales decreased from 1.7% to 1.1%. This decrease was largely due to lower interest rates and higher sales in the current year period, compared to the prior year.

Income Taxes:

The effective tax rate was 32.9% and 40.4% for the three month periods ended June 27, 2009 and June 28, 2008, respectively. Of the 7.5 percentage point reduction in the effective tax rate for the current three months period, 4.8 percentage points are due to an $801,000 tax effect of a pension adjustment attributable to a prior year’s tax return.

Earnings per Share:

Basic and diluted earnings (loss) per share were $0.91 and $(0.17) for the three months ended June 27, 2009 and June 28, 2008, respectively.  For details of the calculation of these amounts, refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):
	June		March
	2009	2008	2009	2008
Working Capital:
Balance	$315,584	$326,564	$332,082	$370,102
Change in Quarter	(16,498)	(7,891)	-	-
Long-Term Debt, Less Current Portion	170,309	203,843	191,853	250,039
Total Stockholders' Equity Per Equivalent
Common Share (see Note)	24.49	22.69	23.13	22.86
Stockholders' Equity Per Common Share	30.27	27.39	28.10	27.66
Current Ratio	2.71	3.54	3.13	4.21

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2009 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, Net Cash Provided by Operating Activities was $31.4 million in the first three months of fiscal 2010, compared to net Cash Provided by Operating Activities of $49.5 million in the first three months of fiscal 2009.  The $18.1 million reduction in cash generation is primarily attributable to decreased inventory of $44.0 million (exclusive of off-season reserve) in the first three months of fiscal 2010 as compared to $92.0 million decrease in inventory in the first three months of fiscal 2009, partically offset by increased net earnings of $13.2 million as previously discussed, a $6.9 million increase in cash provided by Accounts Payable, Accrued Expenses and Other Liabilities as compared to the first three months of June 28, 2008 and a $4.4 million increase in cash provided by accounts receivable as compared to the first three months of June 28, 2008.  This increase is due to higher steel costs and the timing of certain raw material purchases.

As compared to June 28, 2008, inventory increased $42.1 million. The components of the inventory increase reflect a $9.2 million increase in Finished Goods (net of the Off-Season Reserve), an $11.9 million increase in Work in Process and $21.0 million increase in Raw Materials and Supplies.  The Finished Goods increase reflects higher inventory quantities.  FIFO based inventory costs exceeded LIFO based inventory costs by $91.2 million as of the end of the first quarter of 2010 as compared to $38.4 million as of the end of the first quarter of 2009.  The Work in Process increase is primarily due to an increase in frozen vegetables of $9.6 million over the prior year.  This is due to higher quantities in inventory in the current year as compared to the prior year.  The Raw Materials increase is primarily due to an increase in cans and raw steel quantities over the prior year.  The Off-Season Reserve decreased by $3.1 million, as compared to June 2008, due to the timing of certain expenses.  Refer to the Critical Accounting Policies section of this Form 10-Q for further details on the Off-Season Reserve.

Cash Used in Investing Activities was $6.7 million in the first three months of fiscal 2010 compared to $5.9 million in the first three months of fiscal 2009.  Additions to Property, Plant and Equipment were $6.7 million in the first three months of fiscal 2010 as compared to $6.3 million in fiscal 2009.

Cash Used in Financing Activities was $22.0 million in the first three months of fiscal 2010, which included borrowings of $48.3 million and the repayment of $70.4 million of Long-Term Debt principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  The $24.0 million year-over-year reduction in net cash used in financing activities is primarily related to the $42.9 million increase in Inventory discussed above.  There was no new Long Term Debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its Revolver from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  As of June 27, 2009, the outstanding balance of the Revolver was $68.6 million.  The secured subordinated promissory note to GMOL, with a balance of $32.1 million, matures in September 2009 and is, therefore, included in current portion of long-term debt in the Consolidated Balance Sheet.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At June 27, 2009, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues typically have been higher in the second and third fiscal quarters. This is due in part  because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to GMOL at the end of each pack cycle, which typically occurs during these quarters.  GMOL buys the product from the Company at cost plus a specified fee for each equivalent case.  See the Critical Accounting Policies section below for further details.  The Company’s non-Green Giant sales also exhibit seasonality with the third fiscal quarter generating the highest sales due to retail sales during the holiday period.

Forward-Looking Information

The information contained in this report contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company or its officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including (i) the Company’s anticipated needs for, and the availability of, cash, (ii) the Company’s liquidity and financing plans, (iii) the Company’s ability to successfully integrate acquisitions into its operations, (iv) trends affecting the Company’s financial condition or results of operations, including anticipated sales price levels and anticipated expense levels, in particular higher production, fuel and transportation costs, (v) the Company’s plans for expansion of its business (including through acquisitions) and cost savings, and (vi) the impact of competition.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Investors are cautioned not to place undue reliance on such statements, which speak only as of the date the statements were made.  Among the factors that could cause actual results to differ materially are:

•	general economic and business conditions;
•	cost and availability of commodities and other raw materials such as vegetables, steel and packaging materials;
•	transportation costs;
•	climate and weather affecting growing conditions and crop yields;
•	leverage and the Company’s ability to service and reduce its debt;
•	foreign currency exchange and interest rate fluctuations;
•	effectiveness of the Company’s marketing and trade promotion programs;
•	changing consumer preferences;
•	competition;
•	product liability claims;
•	the loss of significant customers or a substantial reduction in orders from these customers;
•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental and health and safety regulations; and
•	other risks detailed from time to time in the reports filed by the Company with the SEC.

Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of the filing of this report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company’s exposure to market risk since March 31, 2009.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 27, 2009, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

We are in the process of implementing SAP, an enterprise resource planning (“ERP”) system, over a multi-year period for our entire company. During the second quarter ended September 27, 2008, we successfully replaced our financial reporting, fixed assets and procure-to-pay systems.  The second phase of the SAP project focused on our human resource information system.  During the first quarter ended June 27, 2009, we successfully replaced our human resource information system. The third phase of the SAP project, which is being implemented during the second quarter ended September 26, 2009, will focus on our order-to-cash system. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by the implementation and believe that our controls remained effective.

There have been no other changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2009 other than as disclosed under “Risk Factors” of the Prospectus Supplement dated July 15, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
4/01/09 – 4/30/09	6,000	-	$21.23	-	N/A	N/A
5/01/09 – 5/31/09		-	-	-	N/A	N/A
6/01/09 – 6/30/09	7,600	-	$24.63	-	N/A	N/A
Total	14,200	-	$23.05	-	N/A	N/A
__________
(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

31.1 Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32        Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99        Information included under “Risk Factors” of the Prospectus Supplement dated July 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
August 6, 2009
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
August 6, 2009
Roland E. Breunig
Chief Financial Officer