Form 10-Q
period 2009-09-26
SENECA FOODS CORP /NY/
filed 2009-11-05
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 26, 2009	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 31, 2009
Common Stock Class A, $.25 Par	8,456,193
Common Stock Class B, $.25 Par	2,187,088

PART I FINANCIAL INFORMATION, ITEM 1 FINANCIAL STATEMENTS
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 26, 2009	September 27, 2008	March 31, 2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$9,694	$11,661	$5,849
Accounts Receivable, Net	82,854	80,647	76,713
Inventories (Note 2):
Finished Goods	730,677	634,461	270,481
Work in Process	7,516	5,742	24,280
Raw Materials and Supplies	78,727	60,482	98,194
Off-Season Reserve (Note 3)	(88,800)	(52,211)
Total Inventories	728,120	648,474	392,955
Deferred Income Tax Asset, Net	5,744	6,838	6,449
Refundable Income Taxes	-	4,849	-
Other Current Assets	10,669	1,774	5,966
Total Current Assets	837,081	754,243	487,932
Property, Plant and Equipment, Net	179,267	177,958	179,245
Deferred Income Tax Asset, Net	4,976	1,004	6,692
Other Assets	1,426	2,040	1,736
Total Assets	$1,022,750	$935,245	$675,605
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$331,561	$293,932	$60,019
Other Accrued Expenses	36,209	35,513	35,689
Accrued Vacation	9,769	9,702	9,843
Accrued Payroll	10,898	6,610	9,771
Income Taxes Payable	3,952	-	1,579
Current Portion of Long-Term Debt	38,297	10,301	38,949
Total Current Liabilities	430,686	356,058	155,850
Long-Term Debt, Less Current Portion	240,525	268,890	191,853
Other Long-Term Liabilities	40,054	28,567	45,477
Total Liabilities	711,265	653,515	393,180
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	1,589	35,599	35,580
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	5,344	8,595	8,571
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	25,000	25,000
Common Stock $.25 Par Value Per Share	3,844	3,079	3,080
Additional Paid-in Capital	65,028	28,479	28,546
Treasury Stock, at cost	(257)	-	(257)
Accumulated Other Comprehensive Loss	(13,627)	(3,621)	(19,160)
Retained Earnings	224,312	184,347	200,813
Stockholders' Equity	311,485	281,730	282,425
Total Liabilities and Stockholders’ Equity	$1,022,750	$935,245	$675,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Net Sales	$323,205	$315,418	$553,733	$532,131

Costs and Expenses:
Cost of Product Sold	284,707	286,614	479,298	487,465
Selling and Administrative	16,071	17,743	32,851	33,607
Other Operating Income	(31)	(12)	(31)	(283)
Total Costs and Expenses	300,747	304,345	512,118	520,789
Operating Income	22,458	11,073	41,615	11,342
Interest Expense	2,546	3,611	5,183	7,363
Earnings Before Income Taxes	19,912	7,462	36,432	3,979

Income Taxes	7,487	3,097	12,921	1,691
Net Earnings	$12,425	$4,365	$23,511	$2,288

Earnings Applicable to Common Stock	$10,879	$2,722	$17,632	$1,422

Basic Earnings per Common Share	$1.02	$0.36	$1.94	$0.19

Diluted Earnings per Common Share	$1.02	$0.36	$1.92	$0.19

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	September 26, 2009	September 27, 2008
Cash Flows from Operating Activities:
Net Earnings	$23,511	$2,288
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	10,883	10,949
Gain on the Sale of Assets	(38)	(283)
Deferred Tax (Benefit) Expense	(1,080)	39
Changes in operating assets and liabilities:
Accounts Receivable	(6,141)	(18,635)
Inventories	(423,965)	(304,999)
Off-Season Reserve	88,800	52,211
Other Current Assets	(4,703)	5,076
Income Taxes	2,337	3,459
Accounts Payable, Accrued Expenses
and Other Liabilities	276,491	241,633
Net Cash Used in Operations	(33,905)	(8,262)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(10,561)	(10,004)
Proceeds from the Sale of Assets	47	367
Net Cash Used in Investing Activities	(10,514)	(9,637)
Cash Flow from Financing Activities:
Long-Term Borrowing	234,633	176,752
Payments on Long-Term Debt and Capital Lease Obligations	(186,613)	(157,760)
Other	256	258
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	48,264	19,238
Net Increase in Cash and Cash Equivalents	3,845	1,339
Cash and Cash Equivalents, Beginning of the Period	5,849	10,322
Cash and Cash Equivalents, End of the Period	$9,694	$11,661

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 26, 2009

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of September 26, 2009 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2009 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended September 27, 2008 have been reclassified to conform to the current period classification.

The results of operations for the three and six month periods ended September 26, 2009 are not necessarily indicative of the results to be expected for the full year.

In the six months ended September 26, 2009, the Company sold $58,593,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $60,308,000 for the six months ended September 27, 2008.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

The Company has evaluated and disclosed in note 12 all material subsequent events through November 5, 2009, the date of issuance of its condensed consolidated financial statements.

2.
The Company implemented the Last-In, First-Out (“LIFO”) inventory valuation method during 2008.  First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $95,927,000 as of September 26, 2009.  The increase in the LIFO Reserve for the first six months of fiscal 2010 ended September 26, 2009 was $9,429,000 as compared to $24,572,000 for the first six months ended September 27, 2008.  This reflects the projected impact of reduced inflationary cost increases expected in fiscal 2010 versus fiscal 2009.

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

4.
During the six-month period ended September 26, 2009, there were 3,057,419 shares, or $37,218,000, of Convertible Participating Preferred Stock converted to Class A Common Stock and 573,815 shares, or $143,000, of Class B Common Stock (at par), converted to Class A Common Stock.

As previously disclosed, on July 21, 2009 certain shareholders of the Company closed on the sale of 3,756,332 shares of Class A common stock (including the shares sold pursuant to the underwriters' over allotment option) pursuant to an Underwriting Agreement among the Company, the selling shareholders, Merrill Lynch Pierce Fenner & Smith Inc. and Piper Jaffray & Co.  The Company received none of the proceeds of the offering.  During the second quarter of fiscal 2010, 2,607,156 shares, or $31,104,000, of Convertible Participating Preferred Stock and 556,088 shares, or $139,000, of Class B Common Stock (at par), were converted to Class A Common Stock in connection with this secondary stock offering.

5.	The following schedule presents Comprehensive Income for the three months and six months periods ended September 26, 2009 and September 27, 2008 (In thousands):

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Comprehensive Income:
Net Earnings	$12,425	$4,365	$23,511	$2,288
Change in 401(k) stock adjustment (net of tax)	(67)	15	56	15
Change in pension and post retirement benefits adjustment (net of tax)	-	-	5,476	-
Total	$12,358	$4,380	$29,043	$2,303

6.	The changes in the Stockholders’ Equity accounts for the six months period ended September 26, 2009 consist of the following (In thousands):
			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2009	$69,403	$3,080	$28,546	$(257)	$(19,160)	$200,813
Net earnings	-	-	-	-	-	23,511
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	28	-	-	-
Stock conversions	(37,218)	764	36,454	-	-	-
Change in pension and post retirement
benefits adjustment (net of tax $3,538)	-	-	-	-	5,533	-
Balance September 26, 2009	$32,185	$3,844	$65,028	$(257)	$(13,627)	$224,312

7.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Service Cost	$2,315	$703	$2,723	$1,513
Interest Cost	767	1,434	2,312	2,869
Expected Return on Plan Assets	(998)	(1,475)	(1,995)	(2,949)
Amortization of Actuarial Loss	1,206	-	1,206	-
Amortization of Transition Asset	(69)	(69)	(138)	(138)
Net Periodic Benefit Cost	$3,221	$593	$4,108	$1,295

The Company made a $5,000,000 contribution during the first fiscal quarter of 2010, $900,000 more than required for Fiscal 2010.

8.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:
		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Total expected
restructuring charge	$2,152	$5,749	$3,928	$11,829

Balance March 31, 2009	$ -	$250	$1,035	$1,285
Second Quarter Charge	-	-	19	19
Cash payments/write offs	-	-	(128)	(128)
Balance September 26, 2009	$ -	$250	$926	$1,176

Total costs incurred
to date	$2,152	$5,499	$3,002	$10,653

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

9.
During the six months ended September 26, 2009, the Company sold some unused fixed assets which resulted in a gain of $38,000.  During the six months ended September 27, 2008, the Company sold some unused fixed assets which resulted in a gain of $283,000.  Both gains are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

10.
In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles – FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (formerly Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162).  ASU No. 2009-01 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).  All guidance contained in the Codification carries an equal level of authority.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification became effective for interim or annual reporting periods ending after September 15, 2009.  We have made the appropriate changes to U.S. GAAP references in our financial statements.

In September 2006, the FASB issued a new standard now codified in ASC 820, Fair Value Measurements and Disclosures, (formerly Statement No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The standard does not require any new fair value measurements and was originally effective beginning January 1, 2008, but was subsequently deferred until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  We applied the fair value measurement and disclosure provisions of the new standard to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  The application of such was not material to our results of operations or financial position.

In December 2007, the FASB issued a new standard now codified as ASC 805 (formerly Statement No. 141(R), "Business Combinations,") The standard was designed to further enhance the accounting and financial reporting related to business combinations. The standard establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company's adoption of the standard will depend upon the extent and magnitude of acquisitions after March 2009.

The FASB issued a new standard now codified as ASC 715 (formerly statement No. 132(R)-1 issued on December 30, 2008, amends FAS 132(R) "Employers' Disclosures about Pensions and Other Postretirement Benefits"), to expand disclosures in an employer's financial statements about plan assets.  Among other things, the standard requires employers to disclose information regarding the fair value measurements of plan assets that are similar to the disclosures required by ASC 820, (e.g., information regarding the fair value disclosure hierarchy and rollforward of assets measured using Level 3 inputs).  The disclosures about plan assets required by the standard are required for fiscal years ending on or after December 15, 2009.

In June 2008, the FASB issued a new standard now codified as ASC 815 (formerly known as Emerging Issues Tax Force (EITF) 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). This standard provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of the standard (formerly known as FAS 133, “Accounting For Derivative Instruments and Hedging Activities,” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”) This standard became effective as of the beginning of our 2010 fiscal year. This EITF did not have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued a new standard now codified as ASC 260 (formerly know as FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”) This standard provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in ASC 260 (former known as SFAS No. 128, “Earnings Per Share.”) The Company’s unvested restricted shares under the Company’s equity compensation plan are considered participating securities. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of this FSP. Adoption of this standard had no material impact on earnings per share for the first or second quarter of fiscal 2010 or 2009.

In May 2009, the FASB issued a new standard now codified in ASC 855, Subsequent Events,  (formerly SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  It became effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this standard did not have any impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). The standard amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The standard is not currently included in the codification. The Company is currently assessing the impact of SFAS 166 on its consolidated financial position and results of operations.

In June 2009, the FASB issued a new standard now codified as ASC 855 (former known as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”).  The standard amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under the prior standard. The standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the amended standard has on its consolidated financial position and results of operations.

11.	Earnings per share for the Quarters and Year-To-Date Periods Ended September 26, 2009 and September 27, 2008 are as follows:

Quarter Periods Ended	Q U A R T E R
September 26, 2009 and September 27, 2008	2009	2008
	(In thousands, except per share amounts)
Basic

Net Earnings	$ 12,425	$ 4,365
Deduct preferred stock dividends paid	6	6

Undistributed earnings	12,419	4,359
Earnings allocated to participating preferred	1,540	1,637

Earnings allocated to common shareholders	$ 10,879	$ 2,722

Weighted average common shares outstanding	10,640	7,591

Basis earnings per common share	$ 1.02	$ 0.36

Diluted

Earnings allocated to common shareholders	$ 10,879	$ 2,722
Add dividends on convertible preferred stock	5	5

Earnings applicable to common stock on a diluted basis	$ 10,884	$ 2,727

Weighted average common shares outstanding-basic	10,640	7,591
Additional shares issued related to the equity compensation plan	2	1
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	10,709	7,659

Diluted Earnings per common share	$ 1.02	$ 0.36

Year-to-date Periods Ended	Y E A R T O D A T E
September 26, 2009 and September 27, 2008	2009	2008
	(In thousands, except share amounts)
Basic

Net Earnings	$ 23,511	$ 2,288
Deduct preferred stock dividends paid	12	12

Undistributed earnings	23,500	2,277
Earnings allocated to participating preferred	5,868	855

Earnings allocated to common shareholders	$17,632	$ 1,422

Weighted average common shares outstanding	9,112	7,591

Basis earnings per common share	$1.94	$0.19

Diluted

Earnings allocated to common shareholders	$ 17,632	$ 1,422
Add dividends on convertible preferred stock	10	10

Earnings applicable to common stock on a diluted basis	$ 17,642	$ 1,432

Weighted average common shares outstanding-basic	9,112	7,591
Additional shares issued related to the equity compensation plan	2	1
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	9,181	7,659

Diluted Earnings per common share	$1.92	$0.19

12.
On September 28, 2009, the Company, GMOL and General Mills, Inc. entered into a Second Amended and Restated Alliance Agreement (the “Alliance Agreement”) pursuant to which certain provisions were modified to (i) amend numerous definitions to reflect current practices and various changes in the administrative and working capital costs included in the calculation of fees payable to the Company under the Alliance Agreement (resulting in a net increase of such components of the calculation); (ii) provide that the tolling fee per standard case paid to the Company shall be modified each year using an index to account for inflation factors, but in no event less than a base tolling fee; (iii) clarify risk allocation for losses related to damage claims not covered by insurance; (iv) require release of GMOL’s lien on certain core plants used by the Company to perform the Services upon the Company’s final note payment to GMOL on or about September 30, 2009; (v) provide that the remaining depreciation and lease costs related to certain closed plants will be deducted from that final note payment on or about September 30, 2009; and (vi) reduce the termination fee and extend the length of the advance notice time period required to terminate the Alliance Agreement without cause.  This Alliance Agreement is filed with this Form 10-Q as Exhibit 10.

The secured subordinated promissory note to GMOL, with a balance of $32.1 million, was scheduled to mature on September 30, 2009 and is, therefore, included in current portion of long-term debt in the Consolidated Balance Sheet.  This debt was paid off, as scheduled, on September 30, 2009, subsequent to the end of the second fiscal quarter.

13.
As required by FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825, Financial Instruments, the Company estimates the fair values of financial instruments on a quarterly basis.  Long-term debt, including current portion had a carrying amount of $278,814,000 and an estimated fair value of $276,589,000 as of September 26, 2009.  As of March 31, 2009, the carrying amount was $230,802,000 and the fair value was $228,492,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 26, 2009

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

Results of Operations:

Sales:

Second fiscal quarter 2010 results include Net Sales of $323.2 million, which represents a 2.5% increase, or $7.8 million, from the second quarter of fiscal 2009.  The increase in sales is attributable to increased selling prices/improved sales mix of $15.8 million partially offset by a sales volume reduction of $8.0 million.  The increase in sales is primarily from a $9.8 million increase in Canned Vegetable sales and a $3.3 million increase in Snack sales.

Net Sales for the six months ended September 26, 2009 were $553.7 million, which represents a 4.1%, or $21.6 million, increase from the six months ended September 27, 2008.    The increase in sales is attributable to increased selling prices/improved sales mix of $45.8 million partially offset by reduced sales volume of $24.2 million. The increase in sales is primarily from a $20.5 million increase in Canned Vegetable sales and a $6.9 million increase in Snack sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Canned Vegetables	$177.6	$167.8	$338.9	$318.4
Green Giant Alliance	74.2	77.2	76.0	80.1
Frozen Vegetables	13.3	10.5	23.2	20.6
Fruit Products	46.6	49.8	93.7	95.8
Snack	6.7	3.4	14.0	7.1
Other	4.8	6.7	7.9	10.1
	$323.2	$315.4	$553.7	$532.1

Operating Income:

The following table presents components of Operating Income as a percentage of Net Sales:

	Three Months Ended		Six Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Gross Margin	11.8%	9.1%	13.4%	8.3%

Selling	2.8%	3.5%	3.2%	3.8%
Administrative	2.1%	2.1%	2.7%	2.5%
Other Operating Income	0.0%	0.0%	0.0%	-0.1%

Operating Income	6.9%	3.5%	7.5%	2.1%

Interest Expense	0.8%	1.1%	0.9%	1.4%

For the three month period ended September 26, 2009, the gross margin increased from the prior year quarter from 9.1% to 11.8% due primarily to higher selling prices compared to the prior year which was partially offset by higher produce and steel costs of the current year pack as compared to the prior year.    The increase in the LIFO Reserve for the second quarter ended September 26, 2009 was $4,728,000 as compared to $14,296,000 for the second quarter ended September 27, 2008 and reflects the impact on the quarter of reduced inflationary cost increases expected in fiscal 2010, compared to fiscal 2009.  On an after-tax basis, LIFO reduced Net Earnings by $3,073,000 for the quarter ended September 26, 2009 and by $9,292,000 for the quarter ended September 27, 2008, based on the statutory federal income tax rate.

For the six month period ended September 26, 2009, the gross margin increased from the prior year six month period from 8.3% to 13.4% due primarily to higher selling prices compared to the prior year which was partially offset by higher produce and steel costs of the current year pack as compared to the prior year.    FIFO based inventory costs exceeded LIFO based inventory costs by $95,527,000 as of the end of the second quarter of 2010.  The increase in the LIFO Reserve for the six months ended September 26, 2009 was $9,429,000 as compared to $24,572,000 for the six months ended September 27, 2008 and reflects the impact on the six month period of reduced inflationary cost increases expected in fiscal 2010, compared to fiscal 2009.  On an after-tax basis, LIFO reduced Net Earnings by $6,129,000 for the six months ended September 26, 2009 and by $15,972,000 for the six months ended September 27, 2008, based on the statutory federal income tax rate.

For the three month period ended September 26, 2009, selling costs as a percentage of sales decreased from 3.5% to 2.8%. For the six month period ended September 26, 2009, selling costs as a percentage of sales decreased from 3.8% to 3.2%.  Selling costs as a percentage of sales decreased as a result of lower brokerage commissions and a favorable adjustment to an international customer claim of $1.0 million in the first quarter of fiscal 2010.

For the three month period ended September 26, 2009, administrative expense as a percentage of sales remained unchanged from the same period last year at 2.1%.  For the six month period ended September 26, 2009, administrative expense as a percentage of sales increased from 2.5% to 2.7%.  Administrative expense increased for the six months ended September 26, 2009 due primarily to increased employment costs.

During the six months ended September 26, 2009, the Company sold some unused fixed assets which resulted in a gain of $38,000.  During the six months ended September 27, 2008, the Company sold some unused fixed assets which resulted in a gain of $283,000.  Both gains are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

For the three month period ended September 26, 2009, interest expense as a percentage of sales decreased from 1.1% to 0.8%. For the six month period ended September 26, 2009, interest expense as a percentage of sales decreased from 1.4% to 0.9%.These decreases were largely due to lower interest rates and higher sales in the current year period, compared to the prior year.

Income Taxes:

The effective tax rate was 37.6% and 41.5% for the three month periods ended September 26, 2009 and September 27, 2008, respectively.   The effective tax rate was 35.5% and 42.5% for the six month periods ended September 27, 2008 and September 29, 2007, respectively.  Of the 7.0 percentage point reduction in the effective tax rate for the current six months period, 2.1 percentage points are due to an $801,000 tax effect of a pension adjustment attributable to a prior year’s tax return and a 4.6 percentage point reduction in the effective rate due to lower FIN 48 allowances in the current year.  This reduction on a percentage point basis is magnified by the lower earnings in the prior year.

Earnings per Share:

Basic and diluted earnings per share were $1.02 and $.36 for the three months ended September 26, 2009 and September 27, 2008, respectively.  Basic earnings per share were $1.94 and $.19 for the six months ended September 26, 2009 and September 27, 2008, respectively.  Diluted earnings per share were $1.92 and $.19 for the six months ended September 26, 2009 and September 27, 2008, respectively.   For details of the calculation of these amounts, refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):
	September		March
	2009	2008	2009	2008
Working Capital:
Balance	$406,395	$398,185	$332,082	$370,102
Change in Quarter	90,811	71,621	-	-
Long-Term Debt, Less Current Portion	240,525	268,890	191,853	250,039
Total Stockholders' Equity Per Equivalent
Common Share (see Note)	25.50	23.05	23.13	22.86
Stockholders' Equity Per Common Share	26.24	27.96	28.10	27.66
Current Ratio	1.94	2.12	3.13	4.21

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2009 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, Net Cash Used in Operating Activities was $33.9 million in the first six months of fiscal 2010, compared to Net Cash Used in Operating Activities of $8.3 million in the first six months of fiscal 2009.  The $25.6 million increased cash usage is primarily attributable to increased inventory of $335.2 million (exclusive of off-season reserve) in the first six months of fiscal 2010 as compared to $252.8 million increase in inventory in the first six months of fiscal 2009, partially offset by increased net earnings of $21.2 million as previously discussed, a $34.9 million increase in cash provided by Accounts Payable, Accrued Expenses and Other Liabilities as compared to the first six months of September 27, 2008 and a $12.5 million increase in cash provided by accounts receivable as compared to the first six months of September 27, 2008.  This increase is due to higher steel costs and the timing of certain raw material purchases.

As compared to September 27, 2008, inventory increased $79.6 million. The components of the inventory increase reflect a $59.6 million increase in Finished Goods (net of the Off-Season Reserve), a $1.8 million increase in Work in Process and $18.2 million increase in Raw Materials and Supplies.  The Finished Goods increase reflects higher inventory quantities attributable to increased production during the harvest season and decreased sales volume as compared to prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $95.9 million as of the end of the second quarter of 2010 as compared to $52.7 million as of the end of the second quarter of 2009.  The Raw Materials increase is primarily due to an increase in cans and raw steel quantities over the prior year.  The Off-Season Reserve increased by $36.6 million, as compared to September 2008, due to the timing of the seasonal pack and certain expenses.  Refer to the Critical Accounting Policies section of this Form 10-Q for further details on the Off-Season Reserve.

Cash Used in Investing Activities was $10.5 million in the first six months of fiscal 2010 compared to $9.6 million in the first six months of fiscal 2009.  Additions to Property, Plant and Equipment were $10.6 million in the first six months of fiscal 2010 as compared to $10.0 million in first six months of fiscal 2009.

Cash Provided by Financing Activities was $48.3 million in the first six months of fiscal 2010, which included borrowings of $234.6 million and the repayment of $186.6 million of Long-Term Debt principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  The $29.0 million year-over-year increase in net cash provided by financing activities is primarily related to the $79.6 million increase in Inventory discussed above.  There was no new Long-Term Debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its Revolver from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  The interest rate on the Revolver is based on LIBOR or Bank of America’s prime rate plus an applicable margin based on overall Company leverage.  As of September 26, 2009, the interest rate was approximately 1.26% on a balance of $140.4 million.  The secured subordinated promissory note to GMOL, with a balance of $32.1 million, scheduled to mature on September 30, 2009 and is, therefore, included in current portion of long-term debt in the Consolidated Balance Sheet.  This debt was paid off, as scheduled, on September 30, 2009, subsequent to the end of the second fiscal quarter.  At October 30, 2009, the interest rate on the Revolver was 1.24% on a balance of $130.0 million.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At September 26, 2009, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the six months ended September 26, 2009, the Company sold $58,593,000 of Green Giant finished goods inventory to GMOL for cash, on a bill and hold basis, as compared to $60,308,000 for the six months ended September 27, 2008.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 26, 2009, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

We have completed a multi-year implementation of SAP, an enterprise resource planning (“ERP”) system. During the quarter ended September 27, 2008, we successfully replaced our financial reporting, fixed assets and procure-to-pay systems.  The second phase of the SAP project, which focused on our human resource information and payroll systems, was implemented the quarter ended June 27, 2009. The third phase of the SAP project, which we implemented during the quarter ended September 26, 2009,  replaced our order-to-cash system. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by the implementation and believe that our controls remained effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
7/01/09 – 7/31/09	6,500	-	$32.44	-	N/A	N/A
8/01/09 – 8/31/09	5,700	-	$26.44	-	N/A	N/A
9/01/09 – 9/30/09	-	-	-	-	N/A	N/A
Total	12,200	-	$29.64	-	N/A	N/A
__________
(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

On August 6, 2009, the Company held its Annual Meeting of Shareholders.  As of the Record Date established in connection with the Annual Meeting, the following shares of voting stock were issued and outstanding: (i) 4,820,080 shares of Class A common stock, $0.25 par value per share (“Class A Common Stock”); (ii) 2,760,903 shares of Class B common stock, $0.25 par value per share (“Class B Common Stock”); (iii) 200,000 shares of Six Percent (6%) Cumulative Voting Preferred Stock, $0.25 par value per share (“6% Preferred Stock”); (iv) 407,240 shares of 10% Cumulative Convertible Voting Preferred Stock - Series A, $0.25 stated value per share (“10% Series A Preferred Stock”); and (v) 400,000 shares of 10% Cumulative Convertible Voting Preferred Stock - Series B, $0.25 stated value per share (“10% Series B Preferred Stock”).  Each share of Class B Common Stock, 10% Series A Preferred Stock, and 10% Series B Preferred Stock was entitled to one vote on each item submitted for consideration.  Each share of Class A Common Stock was entitled to one-twentieth (1/20) of one vote on each item submitted for consideration.  Each share of 6% Preferred Stock was entitled to one vote, but only with respect to the election of directors.  The following is a summary of the voting at the Annual Meeting:

Election of Directors:
At the Annual Meeting, Arthur H. Baer, Kraig H. Kayser and Thomas Paulson were elected directors of the Company, each to serve until the 2012 Annual Meeting.

Nominee                                 Vote For             Vote Withheld

Arthur H. Baer                              3,185,205                                                    36,742
Kraig H. Kayser                            3,185,365                                                    36,582
Thomas Paulson                          3,185,429                                                    35,518

The Board of Directors is divided into three classes having staggered terms of three years each.  The terms of office of Susan W. Stuart, and Susan A. Henry expire in 2010 and the terms of office of Robert T. Brady, G. Brymer Humphreys and Arthur S. Wolcott expire in 2011.

Ratification of Independent Registered Public Accounting Firm:
In addition, the stockholders voted to ratify the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2010.  The results of the voting are set forth below:

Vote For                          Vote Against    Vote Abstained

3,219,786                                1,817         346

Item 5.                          Other Information

None.

Item 6.                          Exhibits

10        Material Contracts—Second Amended and Restated Alliance Agreement by and among Seneca Foods Corporation, General Mills Operations, LLC and General Mills, Inc. dated September 28, 2009 (filed herewith)
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
November 5, 2009
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
November 5, 2009
Roland E. Breunig
Chief Financial Officer