Form 10-Q
period 2009-12-26
SENECA FOODS CORP /NY/
filed 2010-02-02
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 26, 2009	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 29, 2010
Common Stock Class A, $.25 Par	8,474,095
Common Stock Class B, $.25 Par	2,176,836

PART I FINANCIAL INFORMATION, ITEM 1 FINANCIAL STATEMENTS
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 26, 2009	December 27, 2008	March 31, 2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$18,233	$13,637	$5,849
Accounts Receivable, Net	60,503	83,211	76,713
Inventories (Note 2):
Finished Goods	532,724	480,671	292,248
Work in Process	10,758	5,949	2,513
Raw Materials and Supplies	60,311	52,221	98,194
Off-Season Reserve (Note 3)	(59,099)	(50,558)	-
Total Inventories	544,694	488,283	392,955
Deferred Income Tax Asset, Net	6,840	5,275	6,449
Other Current Assets	15,186	6,910	5,966
Total Current Assets	645,456	597,316	487,932
Property, Plant and Equipment, Net	177,976	177,667	179,245
Deferred Income Tax Asset, Net	-	11,319	6,692
Other Assets	1,270	1,887	1,736
Total Assets	$824,702	$788,189	$675,605
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$13,197	$-	$-
Accounts Payable	86,028	91,667	60,019
Other Accrued Expenses	38,575	40,312	35,689
Accrued Vacation	9,678	9,591	9,843
Accrued Payroll	6,620	4,328	9,771
Income Taxes Payable	6,853	3,685	1,579
Current Portion of Long-Term Debt	6,231	39,023	38,949
Total Current Liabilities	167,182	188,606	155,850
Long-Term Debt, Less Current Portion	293,856	273,841	191,853
Deferred Income Taxes, Net	4,844	-	-
Other Long-Term Liabilities	28,813	45,247	45,477
Total Liabilities	494,695	507,694	393,180
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	1,500	35,595	35,580
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	5,344	8,585	8,571
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	25,000	25,000	25,000
Common Stock $.25 Par Value Per Share	3,847	3,079	3,080
Additional Paid-in Capital	65,134	28,505	28,546
Treasury Stock, at cost	(257)	(257)	(257)
Accumulated Other Comprehensive Loss	(13,731)	(18,436)	(19,160)
Retained Earnings	242,918	198,172	200,813
Stockholders' Equity	330,007	280,495	282,425
Total Liabilities and Stockholders’ Equity	$824,702	$788,189	$675,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008

Net Sales	$447,027	$463,322	$1,000,760	$995,453

Costs and Expenses:
Cost of Product Sold	398,631	414,312	877,929	901,777
Selling and Administrative	16,000	20,489	48,851	54,096
Plant Restructuring	-	901	-	901
Other Operating (Income) Expense	(26)	49	(57)	(234)
Total Costs and Expenses	414,605	435,751	926,723	956,540
Operating Income	32,422	27,571	74,037	38,913
Interest Expense, Net	2,006	3,695	7,189	11,058
Earnings Before Income Taxes	30,416	23,876	66,848	27,855

Income Taxes	11,810	10,040	24,731	11,731
Net Earnings	$18,606	$13,836	$42,117	$16,124

Earnings Applicable to Common Stock	$16,306	$8,636	$33,361	$10,056

Basic Earnings per Common Share	$1.53	$1.14	$3.47	$1.33

Diluted Earnings per Common Share	$1.52	$1.13	$3.44	$1.32

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	December 26, 2009	December 27, 2008
Cash Flows from Operating Activities:
Net Earnings	$42,117	$16,124
Adjustments to Reconcile Net Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	16,413	16,467
Gain on the Sale of Assets	(62)	(234)
Deferred Tax Expense	7,644	832
Changes in operating assets and liabilities:
Accounts Receivable	16,210	(21,199)
Inventories	(210,838)	(143,155)
Off-Season Reserve	59,099	50,558
Other Current Assets	(9,220)	(60)
Income Taxes	5,305	11,919
Accounts Payable, Accrued Expenses
and Other Liabilities	17,417	34,011
Net Cash Used in Operations	(55,915)	(34,737)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(14,641)	(15,124)
Proceeds from the Sale of Assets	84	393
Net Cash Used in Investing Activities	(14,557)	(14,731)
Cash Flow from Financing Activities:
Long-Term Borrowing	408,814	402,428
Payments on Long-Term Debt	(339,529)	(349,763)
Borrowing on Notes Payable	13,197	-
Other	386	387
Repurchase of Company Stock	-	(257)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	82,856	52,783
Net Increase in Cash and Cash Equivalents	12,384	3,315
Cash and Cash Equivalents, Beginning of the Period	5,849	10,322
Cash and Cash Equivalents, End of the Period	$18,233	$13,637

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 26, 2009

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 26, 2009 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2009 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended March 31, 2009 and December 27, 2008 have been reclassified to conform to the current period classification.

The results of operations for the three and nine month periods ended December 26, 2009 are not necessarily indicative of the results to be expected for the full year.

In the nine months ended December 26, 2009, the Company sold $209,760,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $195,303,000 for the nine months ended December 27, 2008.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2009 Annual Report on Form 10-K.

The Company has evaluated all material subsequent events through February 1, 2010, the date of issuance of its condensed consolidated financial statements.

2.
The Company implemented the Last-In, First-Out (“LIFO”) inventory valuation method during fiscal 2008.  First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $99,895,000 as of December 26, 2009.  The increase in the LIFO Reserve for the first nine months of fiscal 2010 ended December 26, 2009 was $13,396,000 as compared to $41,892,000 for the first nine months ended December 27, 2008.  This reflects the projected impact of reduced inflationary cost increases expected in fiscal 2010 versus fiscal 2009.

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

4.
During the nine-month period ended December 26, 2009, there were 3,064,869 shares, or $37,307,000, of Convertible Participating Preferred Stock converted to Class A Common Stock and 579,681 shares, or $145,000, of Class B Common Stock (at par), converted to Class A Common Stock.

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

5.	The following schedule presents comprehensive income (loss) for the three month and nine month periods ended December 26, 2009 and December 27, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008

Comprehensive income (loss):
Net earnings	$18,606	$13,836	$42,117	$16,124
Change in 401(k) stock adjustment (net of tax)	(103)	115	(47)	130
Change in pension and post retirement benefits adjustment (net of tax)	-	(14,930)	5,476	(14,930)
Total	$18,503	$(979)	$47,546	$1,324

6.	The changes in the stockholders’ equity accounts for the nine months period ended December 26, 2009 consist of the following (in thousands):
			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2009	$69,403	$3,080	$28,546	$(257)	$(19,160)	$200,813
Net earnings	-	-	-	-	-	42,117
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	48	-	-	-
Stock conversions	(37,307)	767	36,540	-	-	-
Change in pension and post retirement
benefits adjustment (net of tax $3,471)	-	-	-	-	5,429	-
Balance December 26, 2009	$32,096	$3,847	$65,134	$(257)	$(13,731)	$242,918

7.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(In thousands)
Service cost	$1,346	$999	$4,069	$2,512
Interest cost	1,157	1,435	3,469	4,304
Expected return on plan assets	(997)	(1,474)	(2,992)	(4,423)
Amortization of actuarial loss	603	-	1,809	-
Amortization of transition asset	(69)	(69)	(207)	(207)
Net periodic benefit cost	$2,040	$891	$6,148	$2,186

The Company made a $5,000,000 contribution during the first fiscal quarter of 2010 and a $16,000,000 contribution during the third fiscal quarter of 2010.

8.	The following table summarizes the restructuring and related asset impairment charges recorded and the accruals established:
		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Total expected
restructuring charge	$2,152	$5,749	$3,926	$11,827

Balance March 31, 2009	$ -	$250	$1,035	$1,285
Second quarter charge	-	-	19	19
Third quarter credit	-	-	(2)	(2)
Cash payments/write offs	-	-	(192)	(192)
Balance December 26, 2009	$ -	$250	$860	$1,110

Total costs incurred
to date	$2,152	$5,499	$3,066	$10,717

During the third quarter of fiscal 2009, the Company announced a Voluntary Workforce Reduction Program at its plant in Modesto, California which resulted in a restructuring charge for severance costs of $901,000.  This program, which resulted in a more efficient operation, was completed and all costs were paid out in January 2009.

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

9.
During the nine months ended December 26, 2009 and December 27, 2008, the Company sold some unused fixed assets which resulted in a gain of $62,000 and $234,000, respectively.  Both gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

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

In September 2006, the FASB issued a new standard now codified in ASC 820, “Fair Value Measurements and Disclosures,” (formerly Statement No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The standard does not require any new fair value measurements and was originally effective beginning January 1, 2008, but was subsequently deferred until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  We applied the fair value measurement and disclosure provisions of the new standard to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  The application of such was not material to our consolidated financial position and results of operations.

In December 2007, the FASB issued a new standard now codified as ASC 805 (formerly Statement No. 141(R), "Business Combinations"). The standard was designed to further enhance the accounting and financial reporting related to business combinations. The standard establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company's adoption of the standard will depend upon the extent and magnitude of acquisitions after March 2009.

The FASB issued a new standard now codified as ASC 715 (formerly Statement No. 132(R)-1 issued on December 30, 2008, which amends Statement No. 132(R) "Employers' Disclosures about Pensions and Other Postretirement Benefits"), to expand disclosures in an employer's financial statements about plan assets.  Among other things, the standard requires employers to disclose information regarding the fair value measurements of plan assets that are similar to the disclosures required by ASC 820 (e.g., information regarding the fair value disclosure hierarchy and rollforward of assets measured using Level 3 inputs).  The disclosures about plan assets required by the standard are required for fiscal years ending on or after December 15, 2009.  The Company is currently assessing the impact of the amended standard has on its consolidated financial position and results of operations.

In June 2008, the FASB issued a new standard now codified as ASC 815 (formerly known as Emerging Issues Tax Force (EITF) 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). This standard provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of the standard (formerly known as Statement No. 133, “Accounting For Derivative Instruments and Hedging Activities,” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”) This standard became effective as of the beginning of our 2010 fiscal year. This standard did not have an impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued a new standard now codified as ASC 260 (formerly know as FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”).  This standard provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in ASC 260 (formerly known as Statement No. 128, “Earnings Per Share.”) The Company’s unvested restricted shares under the Company’s equity compensation plan are considered participating securities. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of this FSP. Adoption of this standard had no material impact on earnings per share for fiscal 2010 or 2009.

In May 2009, the FASB issued a new standard now codified as ASC 855, (formerly Statement No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  It became effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this standard did not have any impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued a new standard now codified as ASC 860 (formerly known as Statement No. 166, “Accounting for Transfers of Financial Assets”). The standard amends the derecognition guidance in Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  The standard is effective for fiscal years beginning after November 15, 2009.  The Company is currently assessing the impact of this standard on its consolidated financial position and results of operations.

In June 2009, the FASB issued a new standard now codified as ASC 855 (formerly known as Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”).  The standard amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under the prior standard. The standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the amended standard has on its consolidated financial position and results of operations.

11.	Earnings per share for the Quarters and Year-To-Date Periods Ended December 26, 2009 and December 27, 2008 are as follows:

Quarter Ended	Q U A R T E R
December 26, 2009 and December 27, 2008	2009	2008
	(In thousands, except per share amounts)
Basic

Net earnings	$ 18,606	$ 13,836
Deduct preferred stock dividends paid	6	6

Undistributed earnings	18,600	13,830
Earnings allocated to participating preferred	2,294	5,194

Earnings allocated to common shareholders	$ 16,306	$ 8,636

Weighted average common shares outstanding	10,648	7,587

Basis earnings per common share	$ 1.53	$ 1.14

Diluted

Earnings allocated to common shareholders	$ 16,306	$ 8,636
Add dividends on convertible preferred stock	5	5

Earnings applicable to common stock on a diluted basis	$ 16,311	$ 8,641

Weighted average common shares outstanding-basic	10,648	7,587
Additional shares issued related to the equity compensation plan	2	-
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	10,717	7,654

Diluted earnings per common share	$ 1.52	$ 1.13

Nine Months Ended	F I S C A L Y E A R T O D A T E
December 26, 2009 and December 27, 2008	2009	2008
	(In thousands, except share amounts)
Basic

Net earnings	$42,117	$16,124
Deduct preferred stock dividends paid	17	17

Undistributed earnings	42,100	16,107
Earnings allocated to participating preferred	8,739	6,048

Earnings allocated to common shareholders	$33,361	$10,059

Weighted average common shares outstanding	9,624	7,590

Basis earnings per common share	$3.47	$1.33

Diluted

Earnings allocated to common shareholders	$33,361	$10,059
Add dividends on convertible preferred stock	15	15

Earnings applicable to common stock on a diluted basis	$33,376	$10,074

Weighted average common shares outstanding-basic	9,624	7,590
Additional shares issued related to the equity compensation plan	2	-
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	9,693	7,657

Diluted earnings per common share	$3.44	$1.32

12.
On September 28, 2009, the Company, GMOL and General Mills, Inc. entered into a Second Amended and Restated Alliance Agreement (the “Alliance Agreement”) pursuant to which certain provisions were modified to (i) amend numerous definitions to reflect current practices and various changes in the administrative and working capital costs included in the calculation of fees payable to the Company under the Alliance Agreement (resulting in a net increase of such components of the calculation); (ii) provide that the tolling fee per standard case paid to the Company shall be modified each year using an index to account for inflation factors, but in no event less than a base tolling fee; (iii) clarify risk allocation for losses related to damage claims not covered by insurance; (iv) require release of GMOL’s lien on certain core plants used by the Company to perform the Services upon the Company’s final note payment to GMOL on September 30, 2009; (v) provide that the remaining depreciation and lease costs related to certain closed plants that reduced the final note payment on September 30, 2009; and (vi) reduce the termination fee and extend the length of the advance notice time period required to terminate the Alliance Agreement without cause.  This Alliance Agreement was filed with the second quarter of Fiscal 2010 Form 10-Q as Exhibit 10.

The secured subordinated promissory note to GMOL, with a balance of $32.1 million, matured on September 30, 2009 and was paid off, as scheduled, on September 30, 2009.

13.
As required by FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” codified in ASC 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  Long-term debt, including current portion had a carrying amount of $300,087,000 and an estimated fair value of $297,873,000 as of December 26, 2009.  As of March 31, 2009, the carrying amount was $230,802,000 and the estimated fair value was $228,492,000.

14.
During the third quarter of fiscal 2010, the Company entered into some interim lease notes which financed down payments for various equipment leases at market rates.  As of December 26, 2009, some of these interim notes had not been converted into operating lease schedules since the equipment was either not delivered or fully installed.  These notes, which total $13,197,000 as of December 26, 2009, are included under notes payable in the accompanying Condensed Consolidated Balance Sheets.  These notes are expected to be converted into lease schedules by the Company’s fiscal year end.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 26, 2009

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

Results of Operations:

Sales:

Third fiscal quarter 2010 results include net sales of $447.0 million, which represents a 3.5% decrease, or $16.3 million, from the third quarter of fiscal 2009.  The decrease in sales is attributable to a sales volume reduction of $19.0 million partially offset by increased selling prices/improved sales mix of $2.7 million.   The reduction in sales is predominately due to decreased sales to the U.S. Department of Agriculture.  The decrease in sales is primarily from a $12.1 million decrease in Canned Vegetable sales and a $15.1 million decrease in Canned Fruit sales partially offset by a $12.3 million increase in Green Giant Alliance sales.

Net sales for the nine months ended December 26, 2009 were $1,000.8 million, which represents a 0.5%, or $5.3 million, increase from the nine months ended December 27, 2008.  The increase in sales is attributable to increased selling prices/improved sales mix of $48.3 million partially offset by reduced sales volume of $43.0 million. The increase in sales is primarily from an $8.1 million increase in Green Giant Alliance sales, a $7.2 million increase in Snack sales and an $8.6 million increase in Canned Vegetable sales partially offset by a $17.2 million decrease in Canned Fruit sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Canned Vegetables	$219.8	$231.9	$558.8	$550.2
Green Giant Alliance	155.9	143.6	231.9	223.8
Frozen Vegetables	11.7	10.1	34.9	30.7
Fruit Products	51.7	66.8	145.4	162.6
Snack	3.7	3.5	17.8	10.6
Other	4.2	7.4	12.0	17.6
	$447.0	$463.3	$1,000.8	$995.5

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Gross margin	10.8%	10.6%	12.3%	9.4%

Selling	2.1%	2.7%	2.8%	3.3%
Administrative	1.4%	1.7%	2.1%	2.1%
Plant restructuring	0.0%	0.2%	0.0%	0.1%
Other operating income	0.0%	0.0%	0.0%	0.0%

Operating income	7.3%	6.0%	7.4%	3.9%

Interest expense	0.4%	0.8%	0.7%	1.1%

For the three month period ended December 26, 2009, the gross margin increased from the prior year quarter from 10.6% to 10.8% due primarily to a decreased LIFO charge and higher selling prices compared to the prior year which was partially offset by higher produce and steel costs of the current year pack as compared to the prior year.    The LIFO charge for the third quarter ended December 26, 2009 was $3,967,000 as compared to $17,320,000 for the third quarter ended December 27, 2008 and reflects the impact on the quarter of reduced inflationary cost increases expected in fiscal 2010, compared to fiscal 2009.  On an after-tax basis, LIFO reduced net earnings by $2,579,000 for the quarter ended December 26, 2009 and by $11,258,000 for the quarter ended December 27, 2008, based on the statutory federal income tax rate.

For the nine month period ended December 26, 2009, the gross margin increased from the prior year nine month period from 9.4% to 12.3% due primarily to a decreased LIFO charge and higher selling prices compared to the prior year which was partially offset by higher produce and steel costs of the current year pack as compared to the prior year.    FIFO based inventory costs exceeded LIFO based inventory costs by $99,895,000 as of the end of the third quarter of 2010.  The increase in the LIFO reserve for the nine months ended December 26, 2009 was $13,396,000 as compared to $41,892,000 for the nine months ended December 27, 2008 and reflects the impact on the nine month period of reduced inflationary cost increases expected in fiscal 2010, compared to fiscal 2009.  On an after-tax basis, LIFO reduced net earnings by $8,707,000 for the nine months ended December 26, 2009 and by $27,230,000 for the nine months ended December 27, 2008, based on the statutory federal income tax rate.

For the three month period ended December 26, 2009, selling costs as a percentage of sales decreased from 2.7% to 2.1%. For the nine month period ended December 26, 2009, selling costs as a percentage of sales decreased from 3.3% to 2.8%.  Selling costs as a percentage of sales decreased as a result of lower brokerage commissions and a favorable adjustment to an international customer claim of $1.0 million in the first quarter of fiscal 2010.

For the three month period ended December 26, 2009, administrative expense as a percentage of sales decreased from 1.7% to 1.4%.  For the nine month period ended December 26, 2009, administrative expense as a percentage of sales remained the same at 2.1%.  Administrative expense decreased for the three months ended December 26, 2009 due primarily to higher employment costs in the prior period.

During the nine months ended December 26, 2009 and December 27, 2008, the Company sold some unused fixed assets which resulted in a gain of $62,000 and $234,000, respectively.  Both gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense, as a percentage of sales, decreased from 0.8% for the quarter ended December 27, 2008 to 0.4% for the quarter ended December 26, 2009. For the nine months ended December 26, 2009, interest expense as a percentage of sales was 1.1% versus 0.7% for the nine months ended December 27, 2008.  These decreases were due to lower interest rates in the current year periods compared to the prior year.

Income Taxes:

The effective tax rate was 38.8% and 42.1% for the three month periods ended December 26, 2009 and December 27, 2008, respectively.   The effective tax rate was 37.0% and 42.1% for the nine month periods ended December 26, 2009 and December 27, 2008 respectively.  Of the 5.1 percentage point reduction in the effective tax rate for the current nine months period, 1.2 percentage points are due to an $801,000 tax effect of a pension adjustment recorded in the first quarter attributable to a prior year’s tax return and a 0.7 percentage point reduction is due to lower FIN 48 allowances in the current year.  This reduction on a percentage point basis is magnified by the lower earnings in the prior year.

Earnings per Share:

Basic earnings per share were $1.53 and $1.14 for the three months ended December 26, 2009 and December 27, 2008, respectively.  Diluted earnings per share were $1.52 and $1.13 for the three months ended December 26, 2009 and December 27, 2008, respectively.  Basic earnings per share were $3.47 and $1.33 for the nine months ended December 26, 2009 and December 27, 2008, respectively.  Diluted earnings per share were $3.44 and $1.32 for the nine months ended December 26, 2009 and December 27, 2008, respectively.   For details of the calculation of these amounts, refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):
	December		March
	2009	2008	2009	2008
Working capital:
Balance	$478,274	$408,710	$332,082	$370,102
Change in quarter	71,879	10,525	-	-
Long-term debt, less current portion	293,856	273,841	191,853	250,039
Total stockholders' equity per equivalent
common share (see Note)	27.02	22.98	23.13	22.86
Stockholders' equity per common share	27.97	27.85	28.10	27.66
Current ratio	3.86	3.17	3.13	4.21

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2009 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $55.9 million in the first nine months of fiscal 2010, compared to net cash used in operating activities of $34.7 million in the first nine months of fiscal 2009.  The $21.2 million increased cash usage is primarily attributable to increased inventory of $151.7 million (exclusive of off-season reserve) in the first nine months of fiscal 2010 as compared to $92.6 million increase in inventory in the first nine months of fiscal 2009 and a $16.6 million decrease in cash provided by accounts payable, accrued expenses and other liabilities as compared to the first nine months of December 27, 2008 partially offset by increased net earnings of $26.0 million as previously discussed, and a $37.4 million increase in cash provided by accounts receivable as compared to the first nine months of December 27, 2008.  The inventory increase is due to higher steel costs and the timing of certain raw material purchases.

As compared to December 27, 2008, inventory increased $56.4 million. The components of the inventory increase reflect a $43.5 million increase in finished goods (net of the off-season reserve), a $4.8 million increase in work in process and $8.1 million increase in raw materials and supplies.  The finished goods increase reflects higher inventory quantities attributable to increased production during the harvest season and decreased sales volume as compared to prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $99.9 million as of the end of the third quarter of 2010 as compared to $70.0 million as of the end of the third quarter of 2009.  The work in process and raw materials increases are primarily due to an increase in cans and raw steel quantities over the prior year.  The off-season reserve increased by $8.5 million, as compared to December 2008, due to the timing of the seasonal pack and certain expenses.  Refer to the Critical Accounting Policies section of this Form 10-Q for further details on the off-season reserve.

Cash used in investing activities was $14.6 million in the first nine months of fiscal 2010 compared to $14.7 million in the first nine months of fiscal 2009.  Additions to property, plant and equipment were $14.6 million in the first nine months of fiscal 2010 as compared to $15.1 million in first nine months of fiscal 2009.

Cash provided by financing activities was $82.9 million in the first nine months of fiscal 2010, which included borrowings of $422.0 million and the repayment of $339.5 million of long-term debt principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  The $30.1 million year-over-year increase in net cash provided by financing activities is primarily related to the $56.4 million increase in inventory discussed above. During the third quarter of fiscal 2010, the Company entered into some interim lease notes which financed down payments for various equipment leases at market rates.  As of December 26, 2009, some of these interim notes had not been converted into operating lease schedules since the equipment was either not delivered or fully installed.  These notes, which total $13.2 million as of December 26, 2009, are included under notes payable in the accompanying Condensed Consolidated Balance Sheets.  These notes are expected to be converted into lease schedules by the Company’s fiscal year end.  There was no new long-term debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its Revolver from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  The interest rate on the Revolver is based on LIBOR or Bank of America’s prime rate plus an applicable margin based on overall Company leverage.  As of December 26, 2009, the interest rate was approximately 1.24% on a balance of $195.3 million.  The secured subordinated promissory note to GMOL, which had a balance of $32.1 million and matured on September 30, 2009, was paid off.  At January 29, 2010, the interest rate on the Revolver was 1.23% on a balance of $185.8 million.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At December 26, 2009, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the nine months ended December 26, 2009, the Company sold $209,760,000 of Green Giant finished goods inventory to GMOL for cash, on a bill and hold basis, as compared to $195,303,000 for the nine months ended December 27, 2008.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 26, 2009, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
10/01/09 – 10/31/09	-	-	-	-	N/A
11/01/09 – 11/30/09	11,900	-	$22.26	-	N/A
12/01/09 – 12/31/09	8,200	-	$23.59	-	N/A
Total	20,100	-	$22.81	-	N/A	486,500
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

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
February 1, 2010
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
February 1, 2010
Roland E. Breunig
Chief Financial Officer