Form 10-K
period 2010-03-31
SENECA FOODS CORP /NY/
filed 2010-05-26
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2010	Commission File Number 0-01989

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

Large accelerated filer Accelerated filer X Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on September 26, 2009 was approximately $270,786,000.

As of May 21, 2010, there were 8,528,745 shares of Class A common stock and 2,176,836 shares of Class B common stock outstanding.

Document Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2010 (the “2010 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

(2)	Portion of the Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT - FISCAL YEAR 2010
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

PART I
Item 1

Business

History and Development of Seneca Foods Corporation

SENECA FOODS CORPORATION (the “Company”) is a leading low cost producer and distributor of high quality processed fruits and vegetables.  The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca, Libby’s, Aunt Nellie’s Farm Kitchen, Stokely’s, Read and Diamond A.  The Company packs Green Giant, Le Sueur and other brands of canned vegetables as well as select Green Giant frozen vegetables for General Mills Operations, LLC (“GMOL”) under our long-term Alliance Agreement.

As of March 31, 2010, the Company’s facilities consisted of 20 processing plants strategically located throughout the United States, two can manufacturing plants, two seed processing operations, a small farming operation and a limited logistical support network.  The Company also maintains warehouses which are generally located adjacent to its processing plants.  The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 61 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby’s brand in 1983, the purchase of General Mills’ Green Giant processing assets and entry into the Alliance Agreement with GMOL in 1995 and the acquisition of Chiquita Processed Foods in 2003.  The Company believes that these acquisitions have enhanced the Company’s leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales.  In August 2006, the Company also acquired Signature Fruit Company, LLC, a leading producer of canned fruits located in Modesto, California.  This acquisition allowed the Company to broaden its product offerings to become a leading producer and distributor of canned fruit and to achieve cost advantages through the realization of distribution and other synergies with the Company’s canned vegetable business.

During fiscal year 2010, canned vegetables represented 72% of the Company’s food processing volume, frozen vegetables represented 13% of the Company’s food processing volume and canned fruits and fruit / snack chip processing represented 13% and 2% of the Company’s food processing volume, respectively.

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

Financial Information about Industry Segments

The Company manages its business on the basis of two reportable segments – the primary segment is the processing and sale of fruits and vegetables and the secondary segment is the processing and sale of fruit and vegetable chip products.  These two segments constitute the food operation.  The food operation constitutes 99% of total sales, of which approximately 82% is vegetable processing, 16% is fruit processing and 2% is fruit chip processing.  The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 1% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Processing

The principal products include canned fruits and vegetables, frozen vegetables and other food products.  The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  Additionally, products are sold to food service distributors, industrial markets, other food processors, export customers in 75 countries and federal, state and local governments for school and other feeding programs.  Food processing operations are primarily supported by plant locations in New York, California, Wisconsin, Washington, Idaho, Illinois, and Minnesota.  See Note 11 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s segments.

The following table summarizes net sales by major product category for the years ended March 31, 2010, 2009, and 2008:

Classes of similar products/services:	2010	2009	2008

	(In thousands)
Net Sales:
GMOL*	$239,622	$231,712	$201,676
Canned vegetables	750,751	732,146	616,636
Frozen vegetables*	48,320	44,967	39,880
Fruit	200,391	233,897	193,768
Snack	21,287	15,498	14,996
Other	19,739	22,464	13,768

	$1,280,110	$ 1,280,684	$ 1,080,724
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

The Company is required to pay an annual royalty, initially set at $25,000 and adjustable up or down in subsequent years based upon changes in the "Employment Cost Index-Private Non-farm Workers" published by the U. S. Bureau of Labor Statistics or an appropriate successor index as defined in the license agreement.  Corlib Brands may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).  With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans.  A total of $236,000 was paid as a royalty fee for the year ended March 31, 2010.

The Company also sells canned fruits and vegetables, frozen vegetables and other food products under several other brands for which the Company has obtained registered trademarks, including Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Diamond A®, and Seneca® and other regional brands.

Seasonal Business

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are usually offsetting to some extent.  Minimal food processing occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its processing plants.  The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings.  When the seasonal harvesting periods of the Company's major fruits and vegetables are newly completed, inventories for these processed fruits and vegetables are at their highest levels.  For peas, the peak inventory time is mid-summer and for corn, the Company's highest volume vegetable, the peak inventory is in mid-autumn.  For peaches, the Company's highest volume fruit, the peak inventory time is early-autumn.  For pears, the peak inventory is late-summer.   An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings.  The Off Season Allowance is zero at each fiscal year-end.

These seasonal fluctuations, taking into account the Off Season Allowance, are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First	Second	Third	Fourth
	(In thousands)
Year ended March 31, 2010
Net sales	$230,528	$323,205	$447,027	$279,350
Gross margin	35,937	38,498	48,396	27,456
Net earnings	11,086	12,425	18,606	6,294
Inventories	415,755	728,120	544,694	446,464
Revolving credit facility outstanding	68,614	140,384	195,300	111,062

Year ended March 31, 2009
Net sales	$216,713	$315,418	$463,322	$285,231
Gross margin	15,862	28,804	49,010	25,871
Net (loss) earnings	(2,077)	4,365	13,836	2,641
Inventories	373,657	648,474	488,283	392,955
Revolving credit facility outstanding	63,245	130,000	167,996	87,384

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

During the past year, approximately 9% of the Company’s processed foods sales were packed for retail customers under the Company’s branded labels of Libby’s®, Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Diamond A®, and Seneca®.  About 21% of processed foods sales were packed for institutional food distributors and 51% were retail packed under the private label of our customers.  The remaining 19% was sold under the Alliance Agreement with GMOL (see note 11 of Item 8, Financial Statements and Supplementary Data).  Termination of the Alliance Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOL or another major vegetable marketer.  The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

During fiscal year 2010, the Company, GMOL and General Mills, Inc. entered into a Second Amended and Restated Alliance Agreement (the “Alliance Agreement”) pursuant to which certain provisions were modified to (i) amend numerous definitions to reflect current practices and various changes in the administrative and working capital costs included in the calculation of fees payable to the Company under the Alliance Agreement (resulting in a net increase of such components of the calculation); (ii) provide that the tolling fee per standard case paid to the Company shall be modified each year using an index to account for inflation factors, but in no event less than a base tolling fee; (iii) clarify risk allocation for losses related to damage claims not covered by insurance; (iv) require release of GMOL’s lien on certain core plants used by the Company to perform the Services upon the Company’s final note payment to GMOL on September 30, 2009; (v) provide that the remaining depreciation and lease costs related to certain closed plants reduce the final note payment on September 30, 2009; and (vi) reduce the termination fee and extend the length of the advance notice time period required to terminate the Alliance Agreement without cause.  This Alliance Agreement was filed with the second quarter of Fiscal 2010 Form 10-Q as Exhibit 10.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top five national brands according to a leading market research firm.

The information under the heading Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report is incorporated by reference.

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

There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change.  In the United States, there is a significant possibility that some form of regulation will be forthcoming at the federal level to address the effects of climate change.  Such regulation could result in the creation of additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances.

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

Employment

At our fiscal year end 2010, the Company had approximately 3,300 employees of which 2,800 full time and 400 seasonal employees work in food processing and 100 full time employees work in other activities.  The number increases to approximately 10,000 due to an increase in seasonal employees during our peak pack season.

The Company has six collective bargaining agreements with three unions covering approximately 900 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  Negotiations were recently completed for one collective bargaining agreement that was to expire in calendar 2010.  There are two agreements that will expire in calendar 2011, three agreements that will expire in calendar 2012 and one agreement that expires in 2015.

Domestic and Export Sales

The following table sets forth domestic and export sales:
	Fiscal Year
	2010	2009	2008
	(In thousands, except percentages)
Net Sales:
United States	$1,178,553	$1,175,142	$976,163
Export	101,557	105,542	104,561
Total Net Sales	$1,280,110	$1,280,684	$1,080,724

As a Percentage of Net Sales:
United States	92.1%	91.8%	90.3%
Export	7.9%	8.2%	9.7%
Total	100.0%	100.0%	100.0%

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

Fruit and Vegetable Processing Risks

Excess capacity in the fruit and vegetable industry has a downward impact on selling price.

Our financial performance and growth are related to conditions in the United States’ fruit and vegetable processing industry which is a mature industry with a modest growth rate during the last 10 years.  Our net sales are a function of product availability and market pricing.  In the fruit and vegetable processing industry, product availability and market prices tend to have an inverse relationship:  market prices tend to decrease as more product is available and to increase if less product is available.  Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year.  Moreover, fruit and vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products, such as peaches, is being impacted by the global economic slowdown.  These factors may have a significant effect on supply and competition and create downward pressure on prices.  In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors.  Generally, market prices in the fruit and vegetable processing industry adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an oversupply situation, a processor’s margins likely will weaken.  We typically have experienced lower margins during times of industry oversupply.

In the past, the fruit and vegetable processing industry has been characterized by excess capacity, with resulting pressure on our prices and profit margins.  We have closed processing plants in past years in response to the downward pressure on prices.  There can be no assurance that our margins will improve in response to favorable market conditions or that we will be able to operate profitably during depressed market conditions.

Growing cycles and adverse weather conditions may decrease our results from operations.

Our operations are affected by the growing cycles of the fruits and vegetables we process.  When the fruits and vegetables are ready to be picked, we must harvest and process them quickly or forego the opportunity to process fresh picked fruits and vegetables for an entire year.  Most of our fruits and vegetables are grown by farmers under contract with us.  Consequently, we must pay the contract grower for the fruits and vegetables even if we cannot or do not harvest or process them.  Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the quarter that the growing season ends for most of the produce processed by us.  In that quarter, the growing season ends for most of the vegetables processed by us in the northern United States.  A majority of our sales occur during the third and fourth quarter of each fiscal year due to seasonal consumption patterns for our products.  Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the third and fourth quarters.  Net sales generated during our third and fourth fiscal quarters have a significant impact on our results of operations.  Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

We set our planting schedules without knowing the effect of the weather on the crops or on the entire industry’s production. Weather conditions during the course of each fruit and vegetable crop’s growing season will affect the volume and growing time of that crop.  As most of our vegetables are produced in more than one part of the U.S., this somewhat reduces the risk that our entire crop will be subject to disastrous weather.  The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and corn, and it is also a substantial source of our competitors’ vegetable production.  California is the primary growing region for the fruits we pack, namely peaches, pears, apricots and grapes.  The adverse effects of weather-related reduced production may be partially mitigated by higher selling prices for the fruits and vegetables which are produced.

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

Risks Association With Our Operations

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

The Alliance Agreement ends December 31, 2019 but may be extended indefinitely unless terminated by either party in accordance with the provisions of the Alliance Agreement.  We are subject to extensive covenants in the Alliance Agreement with respect to quality and delivery of products, maintenance of the Alliance Agreement production plants and other standards of our performance.  If we were to fail in our performance of these covenants, GMOL would be entitled to terminate the Alliance Agreement.  Upon virtually all of the causes of termination enumerated in the Alliance Agreement, GMOL will acquire legal title to three production plants and certain of the other assets which we acquired under the Alliance Agreement and various financial adjustments between the parties will occur.  If GMOL or the Company terminates the Alliance Agreement without cause, the terminating party must pay a substantial termination payment.

Termination of the Alliance Agreement would, in most cases, entitle our principal lenders, including our long-term lenders, to declare a default under our loan agreements with them.  The principal lenders have a security interest in certain payments that we receive from GMOL both during and upon termination of the Alliance Agreement.  Unless we were to enter into a new substantial supply relationship with GMOL or another major vegetable marketer and acquire substantial production capacity to replace the GMOL production plants, any such termination would substantially reduce our sales and net income and the Company’s business, financial condition and results of operations may be materially and adversely affected.

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters.  Dependence upon key customers could lead to increased pricing pressure by these customers.

Green Giant products packed by us in fiscal years 2010 and 2009 constituted approximately 19% and 18%, respectively, of our total sales.  Our sales of Green Giant product and financial performance under the Alliance Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and GMOL’s success in marketing the products produced by us.  The ability of GMOL to successfully market these products will depend upon GMOL’s sales efforts as well as the factors described above under “Excess capacity in the fruit and vegetable industry has a downward impact on selling price.”  We cannot give assurance as to the volume of GMOL’s sales and cannot control many of the key factors affecting that volume.  Sales to GMOL declined $12 million, from $252 million to $240 million, between fiscal year 2003 and fiscal year 2010 based on changes in GMOL’s demand for the commodities we produce for them.

Additionally, purchases by the United Sates Department of Agriculture (“USDA”) in fiscal year 2010 represented approximately 3% of our total sales.  The purchase of our products by the USDA is done through the government’s competitive bid process.  We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product.  The government contracting process is complex and subject to numerous regulations and requirements.  Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA.  The government procurement process could also change and result in our inability to meet the new requirements.  Additionally, the government’s need for our products could decrease, which would result in reduced sales to the USDA.

If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food processing companies under highly competitive conditions.  The vegetable products which we sell under our own brand names not only compete with vegetable products produced by vegetable processing competitors, but also compete with products we produce and sell to other companies who market those products under their own brand names, such as the Green Giant vegetables we sell to GMOL under the Alliance Agreement and the fruits and vegetables we sell to various retail grocery chains which carry our customer’s own brand names.

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

Food processors are subject to significant liability should the consumption of their products cause injury or illness.  We work with regulators, the industry and suppliers to stay abreast of developments.  A product liability judgment against us could also result in substantial and unexpected expenditures, affect consumer confidence in our products, and divert management’s attention from other responsibilities.  Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies and could have a material adverse effect on our financial condition and results of operation.   Although we maintain product liability insurance coverage, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product recall or a partially or completely uninsured judgment against us could materially and adversely affect our business, financial condition and results of operations.

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

At the end of our 2010 fiscal year, we had approximately 3,300 employees of which 2,800 full time and 400 seasonal employees worked in food processing and 100 employees worked in other activities.  During the peak summer harvest period, we hire approximately 6,500 seasonal employees to help process fruits and vegetables.  Many of our processing operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions.  An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to BPA.

There has been increased state and federal legislative activity to ban Bisphenol-A (BPA) from food contact packaging. These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing BPA containing materials. The Company, in collaboration with other can makers as well as enamel suppliers, has decided to aggressively work to find BPA-free alternatives for its products. However, commercially acceptable alternatives are not immediately available for some applications and there can be no assurance that these steps will be successful.

The Company’s results are dependent on successful marketplace initiatives and acceptance by consumers of the Company’s products.

The Company’s product introductions and product improvements, along with its other marketplace initiatives, are designed to capitalize on new customer or consumer trends.  The United States Food and Drug Administration recently issued a statement on sodium which referred to an Institute of Medicine statement that too much sodium is a major contributor to high blood pressure. Some of our products contain a moderate amount of sodium per recommended serving, which is based on consumer’s preferences for taste.  In order to remain successful, the Company must anticipate and react to these new trends and develop new products or processes to address them. While the Company devotes significant resources to meeting this goal, we may not be successful in developing new products or processes, or our new products or processes may not be accepted by customers or consumers.

Financing Risks

Global economic conditions may materially and adversely affect our business, financial condition and results of operations.

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

As of March 31, 2010, we had approximately $214 million of total indebtedness and our scheduled debt service costs in 2011 are $6.4 million.  Our indebtedness consists of various debt agreements and the $111 million outstanding balance of a $250 million revolving credit facility dated as of August 18, 2006 with a consortium of five banks for which Bank of America, N.A. acts as Administrative Agent, Collateral Agent and Issuing Bank (“credit facility”).  During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our credit facility.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the credit facility would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.  Should economic conditions require the Company to restructure the credit facility, the revised terms could materially and adversely affect our business, financial condition and results of operations.

Failure to comply with the requirements of our debt agreements and credit facility could have a material adverse effect on our business.

The debt agreements and credit facility contain financial and other restrictive covenants which, among other things, limit our ability to borrow money, including with respect to the refinancing of existing indebtedness. These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions. Failure to comply with the requirements of our credit facility and debt agreements could materially and adversely affect our business, financial condition and results of operations. We have pledged our accounts receivable, inventory and the capital stock or other ownership interests that we own in our subsidiaries to secure the credit facility. If a default occurred and was not cured, secured lenders could foreclose on this collateral.

Risks Relating to Our Stock

Our existing shareholders, if acting together, may be able to exert control over matters requiring shareholder approval.

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to  as our voting preferred stock, are entitled to one vote per share. As of March 31, 2010, holders of Class B common stock and voting preferred stock held 88.2% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2010, our current executive officers and directors, beneficially owned 10.3% of our outstanding shares of Class A common stock, 36.6% of our outstanding shares of Class B common stock and 82.4% of our voting preferred stock, or 46.3% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that discourage corporate takeovers.

Certain provisions of our certificate of incorporation and bylaws and provisions of the New York Business Corporation Law may have the effect of delaying or preventing a change in control. Various provisions of our certificate of incorporation and bylaws may inhibit changes in control not approved by our directors and may have the effect of depriving shareholders of any opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted unsolicited takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

• a classified board of directors;
• a requirement that special meetings of shareholders be called only by our directors or holders of 25% of the voting power of all shares outstanding and entitled to vote at the meeting;

• our board of directors has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the board of directors may determine;

• the affirmative vote of two thirds of the shares present and entitled to vote is required to amend our bylaws or remove a director; and

• under the New York Business Corporation Law, in addition to certain restrictions which may apply to “business combinations” involving us and an “interested shareholder”, a plan for our merger or consolidation must be approved by two-thirds of the votes of all outstanding shares entitled to vote thereon. See “Our existing shareholders, if acting together, may be able to exert control over matters requiring shareholder approval.”

We do not pay dividends on our common stock and do not expect to pay common dividends in the future.

We have not declared or paid any cash dividends on our common stock in more than 25 years and we have no intention to do so in the near future. In addition, payment of cash dividends on our common stock is not permitted by the terms of our revolving credit facility.

Other Risks

Tax legislation could impact future cash flows.

The United States budget proposal currently being discussed includes potential changes to current tax law, including the repeal of the LIFO (Last-In, First-Out) method of inventory accounting.  As currently drafted, LIFO will be repealed for tax years beginning after 2011 and LIFO reserves existing at that time would be taxed ratably over a ten year period.  As of March 31, 2010, we had a LIFO reserve of $97.7 million which represents approximately $34.2 million of income taxes, at the statutory U.S. corporate tax rate.  Should LIFO be repealed, the payment of these taxes, and any future taxes realized prior to the date of repeal, over the ten year period, will reduce the amount of money that we have for our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities, which could materially and adversely affect our business, financial condition and results of operations.

Item 1B

Unresolved Staff Comments

The Company does not have any unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

	Square Feet (000)	Acres
Food Group

Modesto, California	2,123	114
Buhl, Idaho	489	141
Payette, Idaho	387	43
Princeville, Illinois	203	223
Arlington, Minnesota	264	541
Blue Earth, Minnesota	286	346
Bricelyn, Minnesota	57	7
Glencoe, Minnesota	646	783
LeSueur, Minnesota	181	71
Montgomery, Minnesota	549	1,010
Rochester, Minnesota	1,078	860
Geneva, New York	779	608
Leicester, New York	216	91
Marion, New York	348	181
Dayton, Washington	257	41
Yakima, Washington	122	8
Baraboo, Wisconsin	254	11
Cambria, Wisconsin	412	328
Clyman, Wisconsin	408	417
Cumberland, Wisconsin	228	303
Gillett, Wisconsin	303	105
Janesville, Wisconsin	1,105	302
Mayville, Wisconsin	294	367
Oakfield, Wisconsin	220	2,228
Ripon, Wisconsin	353	75

Non-Food Group

Penn Yan, New York	27	4

Total	11,589	9,208

These facilities primarily process and package various fruit and vegetable products.  Most of the facilities are owned by the Company.  The Company is a lessee under a number of operating leases for equipment and real property used for processing and warehousing.

The Company considers all of the properties to be well maintained and equipped with modern machinery.  All locations, although highly utilized, have the ability to expand as sales requirements justify.  Because of the seasonal production cycles, the exact extent of utilization is difficult to measure.  In certain circumstances, the theoretical full efficiency levels are being reached; however, expansion of the number of production days or hours could increase the output by up to 20% for a season.

Certain of the Company’s facilities are mortgaged to financial institutions to secure long-term debt.  See Notes 2, 3 and 4 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s long-term debt and lease commitments.

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

On August 2, 2007, the Company received two civil citations from CalOSHA (the state agency responsible for enforcing occupational safety and health regulations), relating to the accidental death of a warehouse employee at the Company’s Modesto facility on February 5, 2007.  The Company is appealing the citations to the California Occupational Safety and Health Appeals Board and the appeal hearing is scheduled in early June 2010.  While it is not feasible to predict or determine the ultimate outcome of the CalOSHA matter, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

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

[Removed and Reserved]

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2010 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting.  The 2007 Equity Plan has a 10-year term and authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock.  A total of 3,834 shares were awarded in fiscal year 2008, 4,879 shares were awarded in fiscal year 2009 and 3,744 shares were awarded in fiscal year 2010 under the terms of the 2007 Equity Plan.  As of March 31, 2010, there were 87,543 shares available for distribution as part of future awards under the 2007 Equity Plan.  No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

Common Stock Performance Graph

Refer to the information in the 2010 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)		Average Price Paid per Share
Period	Class A Common	Class B Common	Class A Common	Class B Common	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/01/10 - 1/31/10	-	-	-	-	N/A	N/A
2/01/10 - 2/28/10	588	-	$26.99	-	N/A	N/A
3/01/10 - 3/31/10	7,640	-	$26.18	-	N/A	N/A
Total	8,228	-	$26.24	-	N/A	N/A

(1) These purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the Plans.

Item 6

Selected Financial Data

Refer to the information in the 2010 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2010 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2010 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2010 Annual Report, Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm, which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accountant has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears on the next page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited Seneca Foods Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2010 and 2009, and the related consolidated statements of net earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2010 and our report dated May 26, 2010 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP
Milwaukee, Wisconsin

May 26, 2010

Changes in Internal Control over Financial Reporting

There was no  change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have completed a multi-year implementation of SAP, an enterprise resource planning (“ERP”) system. During the quarter ended September 27, 2008, we successfully replaced our financial reporting, fixed assets and procure-to-pay systems.  The second phase of the SAP project, which focused on our human resource information and payroll systems, was implemented during the quarter ended June 27, 2009. The third phase of the SAP project, which we implemented during the quarter ended September 26, 2009, replaced our order-to-cash system. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have evaluated the control environment as affected by the implementation and believe that our controls remained effective.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors” in the Company’s definitive Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on August 5, 2010.  The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2010.

The information regarding executive officers is incorporated herein by reference from the section entitled “Executive Officers” in the Proxy Statement.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Information regarding the Company’s code of business conduct and ethics found in the subsection captioned “Available Information” in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company’s audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled “Audit Committee” in the section entitled “Board Governance” in the Proxy Statement.

Item 11

Executive Compensation

The information included under the following captions in the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Stock Vested in Fiscal Year 2010,” “Pension Benefits,” “Compensation of Directors” and “Compensation Committee Interlocks.”  The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Proxy Statement.

Item 13

Certain Relationships and Related Transactions, and Director Independence

The information regarding transactions with related parties and director independence is incorporated herein by reference from the sections entitled “Independent Directors” and “Certain Transactions and Relationships” in the Proxy Statement.

Item 14

Principal Accountant Fees and Services

The information regarding principal accountant fees and services is incorporated herein by reference from the section entitled “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the 2010 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2010, 2009 and 2008

Consolidated Balance Sheets - March 31, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements – Years ended March 31, 2010, 2009 and 2008

Reports of Independent Registered Public Accounting Firm

Pages

2.	Supplemental Schedule:

Report of Independent Registered Public Accounting Firm on Schedule 22
Schedule II—Valuation and Qualifying Accounts 23

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

3.4	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 10, 2003)

3.5	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 18, 2004)

3.6	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated August 23, 2006)

3.7	The Company’s Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995)

3.8	Amendment to the Company’s Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated November 6, 2007)

10.1**	Second Amended and Restated Alliance Agreement (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009)

10.2	Amended and Restated Revolving Credit Agreement dated as of August 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2006)

10.3	First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 20, 2006 (filed herewith)

10.4	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of April 28, 2008 (filed herewith)

10.5	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of September 28, 2009 (filed herewith)

10.6
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

10.8*	Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.1to the Company’s Registration Statement on Form S-8 (No. 333-166846)

10.9*	Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-166846)

13
The material contained in the 2010 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith)

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

* Indicates management or compensatory agreement

**      Certain provisions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect of such omitted portions

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

The audits referred to in our report dated May 26, 2010 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Form 10-K by reference to the annual report to stockholders for the year ended March 31, 2010 also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP
Milwaukee, Wisconsin

May 26, 2010

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Charged/ (credited) to income	Charged to other accounts	Deductions from reserve		Balance at end of period
Year-ended March 31, 2010: Allowance for doubtful accounts	$426	$17	$—	$(89	) (a)	$354
Income tax valuation allowance	$3,563	$(1,826)	$—	$—		$1,737

Year-ended March 31, 2009: Allowance for doubtful accounts	$457	$31	$—	$(62	) (a)	$426
Income tax valuation allowance	$3,446	$117	$—	$—		$3,563

Year-ended March 31, 2008: Allowance for doubtful accounts	$504	$(34)	$—	$(13	) (a)	$457
Income tax valuation allowance	$3,538	$(92)	$—	$—		$3,446

(a) Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION By /s/Jeffrey L. Van Riper Jeffrey L. Van Riper Vice President, Controller and Secretary (Principal Accounting Officer)	May 26, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott	Chairman and Director	May 26, 2010
Arthur S. Wolcott

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, and Director	May 26, 2010

/s/Roland E. Breunig Roland E. Breunig	Chief Financial Officer and Treasurer	May 26, 2010

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Vice President, Controller and Secretary (Principal Accounting Officer)	May 26, 2010

*	Director	May 26, 2010
Arthur H. Baer

*	Director	May 26, 2010
Robert T. Brady
* John P. Gaylord	Director	May 26, 2010

*	Director	May 26, 2010
Susan A. Henry

*	Director	May 26, 2010
G. Brymer Humphreys

*	Director	May 26, 2010
Thomas Paulson

*	Director	May 26, 2010
Susan W. Stuart /s/Roland E. Breunig *By Roland E. Breunig, Attorney-in-fact