Form 10-Q
period 2010-07-03
SENECA FOODS CORP /NY/
filed 2010-08-04
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 3, 2010	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 31, 2010
Common Stock Class A, $.25 Par	9,572,709
Common Stock Class B, $.25 Par	2,162,922

PART I FINANCIAL INFORMATION, ITEM 1 FINANCIAL STATEMENTS
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	July 3, 2010	June 27, 2009	March 31, 2010
ASSETS

Current Assets:
Cash and Cash Equivalents	$6,544	$8,575	$7,421
Accounts Receivable, Net	46,928	59,864	73,460
Inventories (Note 2):
Finished Goods	264,606	186,005	338,891
Work in Process	10,112	7,509	8,176
Raw Materials and Supplies	123,700	155,396	99,397
Off-Season (Note 3)	69,151	66,845	-
Total Inventories	467,569	415,755	446,464
Deferred Income Tax Asset, Net	10,033	6,438	10,032
Other Current Assets	2,555	8,749	2,850
Total Current Assets	533,629	499,381	540,227
Property, Plant and Equipment, Net	179,350	180,687	178,113
Deferred Income Tax Asset, Net	-	3,957	-
Other Assets	861	1,581	993
Total Assets	$713,840	$685,606	$719,333
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$87,084	$93,264	$67,674
Other Accrued Expenses	33,622	30,206	32,608
Accrued Vacation	10,046	9,768	10,059
Accrued Payroll	6,810	6,523	12,798
Income Taxes Payable	1,696	5,659	6,122
Current Portion of Long-Term Debt	6,477	38,377	6,356
Total Current Liabilities	145,735	183,797	135,617
Long-Term Debt, Less Current Portion	187,199	170,309	207,924
Deferred Income Taxes, Net	2,452	-	3,085
Other Long-Term Liabilities	38,297	32,377	37,697
Total Liabilities	373,683	386,483	384,323
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	1,217	35,564	1,217
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	4,856	8,535	4,856
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	-	25,000	25,000
Common Stock $.25 Par Value Per Share	4,118	3,082	3,861
Additional Paid-in Capital	90,705	28,609	65,910
Treasury Stock, at cost	(257)	(257)	(257)
Accumulated Other Comprehensive Loss	(15,198)	(13,561)	(15,030)
Retained Earnings	254,464	211,899	249,201
Stockholders' Equity	340,157	299,123	335,010
Total Liabilities and Stockholders’ Equity	$713,840	$685,606	$719,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	July 3, 2010	June 27, 2009

Net Sales	$ 219,942	$ 230,528

Costs and Expenses:
Cost of Product Sold	194,658	194,591
Selling and Administrative	15,239	16,780
Other Operating (Income) Expense	(76)	-
Total Costs and Expenses	209,821	211,371
Operating Income	10,121	19,157
Interest Expense, Net	1,936	2,637
Earnings Before Income Taxes	8,185	16,520

Income Taxes	2,910	5,434
Net Earnings	$ 5,275	$ 11,086

Earnings Applicable to Common Stock	$ 4,792	$ 6,920

Basic Earnings per Common Share	$ 0.43	$ 0.91

Diluted Earnings per Common Share	$ 0.43	$ 0.91

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	July 3, 2010	June 27, 2009
Cash Flows from Operating Activities:
Net Earnings	$5,275	$11,086
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	5,547	5,401
Gain on the Sale of Assets	(76)	-
Deferred Tax Expense	(634)	(755)
Changes in operating assets and liabilities:
Accounts Receivable	26,532	16,849
Inventories	48,046	44,045
Off-Season	(69,151)	(66,845)
Other Current Assets	295	(2,783)
Income Taxes	(4,319)	4,002
Accounts Payable, Accrued Expenses
and Other Liabilities	14,678	20,375
Net Cash Provided by Operations	26,193	31,375
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(6,638)	(6,661)
Proceeds from the Sale of Assets	76	-
Net Cash Used in Investing Activities	(6,562)	(6,661)
Cash Flow from Financing Activities:
Long-Term Borrowing	45,043	48,255
Payments on Long-Term Debt	(65,647)	(70,371)
Other	108	128
Dividends	(12)	-
Net Cash Used in Financing Activities	(20,508)	(21,988)
Net (Decrease) Increase in Cash and Cash Equivalents	(877)	2,726
Cash and Cash Equivalents, Beginning of the Period	7,421	5,849
Cash and Cash Equivalents, End of the Period	$6,544	$8,575

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 3, 2010

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of July 3, 2010 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2010 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended June 27, 2009 have been reclassified to conform to the current period classification.

The results of operations for the three month period ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.

In the three months ended July 3, 2010, the Company sold $5,574,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to none for the three months ended June 27, 2009.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2010 Annual Report on Form 10-K.

2.
The Company implemented the Last-In, First-Out (“LIFO”) inventory valuation method during fiscal 2008.  First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $93.6 million as of the end of the first quarter of 2011 as compared to $91.2 million as of the end of the first quarter of 2010.  The change in the LIFO Reserve for the first three months of fiscal 2011 ended July 3, 2010 was a reduction of $4,132,000 as compared to an increase of $4,701,000 for the first three months ended June 27, 2009.  This reflects the projected impact of reduced inflationary cost increases expected in fiscal 2011 versus fiscal 2010.

3.
The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are accounted for in an inventory account and are included in inventories on the Condensed Consolidated Balance Sheets. Depending on the time of year, the off-season account reflects either the excess of absorbed expenses over incurred expenses to date resulting in a credit balance, or the excess of incurred expenses over absorbed expenses to date resulting in a debit balance.  Other than at the end of the first and fourth fiscal quarters of each year, absorbed expenses exceed incurred expenses due to timing of production.  All off-season balances are zero at fiscal year end.

4.	The changes in the stockholders’ equity accounts for the three months period ended July 3, 2010 consist of the following (in thousands):
			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2010	$31,325	$3,861	$65,910	$(257)	$(15,030)	$249,201
Net earnings	-	-	-	-	-	5,275
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	19	-	-	-
Stock issued for bonus program	-	-	33	-	-	-
Stock conversions	(25,000)	257	24,743	-	-	-
Change in pension and post retirement
benefits adjustment (net of tax $107)	-	-	-	-	(168)	-
Balance July 3, 2010	$6,325	$4,118	$90,705	$(257)	$(15,198)	$254,464

During the three-month period ended July 3, 2010, there were 1,025,220 shares, or $25,000,000, of Convertible Participating Preferred Stock converted to Class A Common Stock and 15,000 shares, or $4,000, of Class B Common Stock (at par), converted to Class A Common Stock.  During that period, there were 1,086 shares, or $33,000 of Class B Common Stock issued related to the Company’s Profit Sharing Bonus Plan.

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

5.	The following schedule presents comprehensive income (loss) for the three month periods ended July 3, 2010 and June 27, 2009 (in thousands):

	Three Months Ended
	July 3, 2010	June 27, 2009

Comprehensive income (loss):
Net earnings	$5,275	$11,086
Change in pension and post retirement benefits adjustment (net of tax)	(168)	5,599
Total	$5,107	$16,685

6.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended
	July 3, 2010	June 27, 2009

Service cost	$1,300	$408
Interest cost	1,637	1,545
Expected return on plan assets	(1,844)	(997)
Amortization of actuarial loss	364	-
Amortization of transition asset	(69)	(69)
Net periodic benefit cost	$1,388	$887

The Company made a $5,000,000 contribution during the first fiscal quarter of 2010 and a $16,000,000 contribution during the third fiscal quarter of 2010.

7.	The following table summarizes the restructuring charges recorded and the accruals established (in thousands):

Total expected
restructuring charge	$3,926

Balance March 31, 2010	$794
First quarter charge	1
Cash payments/write offs	(68)
Balance July 3, 2010	$727

Total costs incurred
to date	$3,199

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

These costs relate to outstanding lease payments which will be paid over the remaining lives of the corresponding lease terms, which are up to five years.

8.
During the three months ended July 3, 2010, the Company sold some unused fixed assets which resulted in a gain of $76,000.  This gain is included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

9.
Recently Issued Accounting Standards – In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements ,” which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2011 did not impact the Company’s consolidated financial statements. Additionally, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

10.	Earnings per share for the Quarters Ended July 3, 2010 and June 27, 2009 are as follows:

Quarter Ended	Q U A R T E R
July 3, 2010 and June 27, 2009	2010	2009
	(In thousands, except per share amounts)
Basic

Net earnings	$ 5,275	$ 11,086
Deduct preferred stock dividends paid	6	6

Undistributed earnings	5,269	11,080
Earnings allocated to participating preferred	477	4,160

Earnings allocated to common shareholders	$ 4,792	$ 6,920

Weighted average common shares outstanding	11,049	7,584

Basis earnings per common share	$ 0.43	$ 0.91

Diluted

Earnings allocated to common shareholders	$ 4,792	$ 6,920
Add dividends on convertible preferred stock	5	5

Earnings applicable to common stock on a diluted basis	$ 4,797	$ 6,925

Weighted average common shares outstanding-basic	11,049	7,584
Additional shares issued related to the equity compensation plan	3	2
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	11,119	7,653

Diluted earnings per common share	$ 0.43	$ 0.91

11.
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

The secured subordinated promissory note to GMOL, with a balance of $32.1 million, matured on September 30, 2009 and was paid off.

12.
As required by FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” codified in ASC 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  Long-term debt, including current portion had a carrying amount of $193,676,000 and an estimated fair value of $191,441,000 as of July 3, 2010.  As of March 31, 2010, the carrying amount was $214,280,000 and the estimated fair value was $212,035,000.

13.
On or about June 14, 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation (ELF).  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation who ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has not expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company.  If an action is commenced under Proposition 65, the Company will defend itself vigorously.  As this matter is at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 3, 2010

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

Results of Operations:

Sales:

First fiscal quarter 2011 results include net sales of $219.9 million, which represents a 4.6% decrease, or $10.6 million, from the first quarter of fiscal 2010.  The decrease in sales is attributable to lower selling prices/sales mix of $35.4 million partially offset by a sales volume increase of $24.8 million. The decrease in sales is primarily from a $6.4 million decrease in Canned Vegetable sales, a $4.8 million decrease in Canned Fruit sales and a $4.7 million decrease in Snack sales partially offset by a $4.8 million increase in Green Giant Alliance sales.

The following table presents sales by product category (in millions):

	Three Months Ended
	July 3, 2010	June 27, 2009
Canned Vegetables	$154.9	$161.3
Green Giant Alliance	6.6	1.8
Frozen Vegetables	9.7	9.8
Fruit Products	42.3	47.1
Snack	2.7	7.4
Other	3.7	3.1
	$219.9	$230.5

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended
	July 3, 2010	June 27, 2009
Gross margin	11.5%	15.6%

Selling	3.6%	3.8%
Administrative	3.3%	3.5%
Other operating income	0.0%	0.0%

Operating income	4.6%	8.3%

Interest expense	0.9%	1.1%

For the three month period ended July 3, 2010, the gross margin decreased from the prior year quarter from 15.6% to 11.5% due primarily to lower net selling prices (after considering promotions) compared to the prior year which was partially offset by a LIFO credit in the current year as compared to a charge in prior year.    The LIFO credit for the first quarter ended July 3, 2010 was $4,132,000 as compared to a charge of $4,701,000 for the first quarter ended June 27, 2009 and reflects the impact on the quarter of reduced inflationary cost increases expected in fiscal 2011, compared to fiscal 2010.  On an after-tax basis, LIFO increased net earnings by $2,686,000 for the quarter ended July 3, 2010 and reduced net earnings by $3,055,000 for the quarter ended June 27, 2009, based on the statutory federal income tax rate.

For the three month period ended July 3, 2010, selling costs as a percentage of sales decreased from 3.8% to 3.6%. Selling costs as a percentage of sales decreased as a result of lower brokerage commissions in the current period.

For the three month period ended July 3, 2010, administrative expense as a percentage of sales decreased from 3.5% to 3.3%.  Administrative expense decreased for the three months ended July 3, 2010 due primarily to higher employment costs in the prior period.

During the three months ended July 3, 2010, the Company sold some unused fixed assets which resulted in a gain of $76,000.  This gain is included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.  No similar gains occurred in the three months ended June 27, 2009.

Interest expense, as a percentage of sales, decreased from 1.1% for the quarter ended June 27, 2009 to 0.9% for the quarter ended July 3, 2010. This decrease was due to lower interest rates in the current year period compared to the prior year.

Income Taxes:

The effective tax rate was 35.6% and 32.9% for the three month periods ended July 3, 2010 and June 27, 2009, respectively.   Of the 2.7 percentage point increase in the effective tax rate for this period, the major portion was due to an $801,000 tax effect of a pension adjustment recorded in the first quarter of fiscal 2010 attributable to a prior year’s tax return.

Earnings per Share:

Basic and diluted earnings per share were $0.43 and $0.91 for the three months ended July 3, 2010 and June 27, 2009, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):
	June		March
	2010	2009	2010	2009
Working capital:
Balance	$387,894	$315,584	$404,610	$332,082
Change in quarter	(16,716)	(16,498)	-	-
Long-term debt, less current portion	187,199	170,309	207,924	191,853
Total stockholders' equity per equivalent
common share (see Note)	27.81	24.49	27.43	23.13
Stockholders' equity per common share	28.45	30.27	28.37	28.10
Current ratio	3.66	2.72	3.98	3.13

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 6 of the Notes to Consolidated Financial Statements of the Company’s 2010 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $26.2 million in the first three months of fiscal 2011, compared to net cash provided by operating activities of $31.4 million in the first three months of fiscal 2010.  The $5.2 million decrease in cash provided is primarily attributable to decreased inventory of $21.1 million in the first three months of fiscal 2011 as compared to $22.8 million decrease in inventory in the first three months of fiscal 2010, an $8.3 million increase in cash used for income taxes as compared to the first three months of June 27, 2009, a $5.7 million decrease in cash provided by accounts payable, accrued expenses and other liabilities as compared to the first three months of June 27, 2009, and decreased net earnings of $5.8 million as previously discussed, partially offset by a $9.7 million increase in cash provided by accounts receivable as compared to the first three months of June 27, 2009.

As compared to June 27, 2009, inventory increased $51.8 million. The components of the inventory increase reflect an $80.9 million increase in finished goods (net of off-season), a $2.6 million increase in work in process and $31.7 million decrease in raw materials and supplies.  The finished goods increase reflects higher inventory quantities attributable to increased production during the last harvest season and decreased sales volume as compared to the prior year.  The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $93.6 million as of the end of the first quarter of 2011 as compared to $91.2 million as of the end of the first quarter of 2010.  The off-season increased by $2.3 million, as compared to June 27, 2009, due to the timing of certain expenses.  Refer to the Critical Accounting Policies section of this Form 10-Q for further details on the off-season.

Cash used in investing activities was $6.6 million in the first three months of fiscal 2011 compared to $6.7 million in the first three months of fiscal 2010.  Additions to property, plant and equipment were $6.6 million in the first three months of fiscal 2011 as compared to $6.7 million in first three months of fiscal 2010.

Cash used in financing activities was $20.5 million in the first three months of fiscal 2011, which included borrowings of $45.0 million and the repayment of $65.6 million of long-term debt principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  There was no new long-term debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its Revolver from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  The interest rate on the Revolver is based on LIBOR or Bank of America’s prime rate plus an applicable margin based on overall Company leverage.  As of July 3, 2010, the interest rate was approximately 1.60% on a balance of $92.1 million.  At August 2, 2010, the interest rate on the Revolver was 1.58% on a balance of $124.7 million.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At July 3, 2010, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

In the three months ended July 3, 2010, the Company sold $5,574,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to none for the three months ended June 27, 2009.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are accounted for in an inventory account and are included in inventories on the Condensed Consolidated Balance Sheets. Depending on the time of year, the off-season account reflects the excess of absorbed expenses over incurred expenses to date resulting in a credit balance, or the excess of incurred expenses over absorbed expenses to date resulting in a debit balance.  Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.  All off-season balances are zero at fiscal year end.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company’s exposure to market risk since March 31, 2010.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 3, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
4/01/10 – 4/30/10	15,200	-	$29.93	-	N/A
5/01/10 – 5/31/09	7,900	-	$32.35	-	N/A
6/01/10 – 6/30/10	6,100	-	$32.17	-	N/A
Total	29,200	-	$31.05	-	N/A	486,500
__________
(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Reserved

Item 5.                          Other Information

None.

Item 6.                          Exhibits

10** Material Contracts—First Amendment to the Second Amended and Restated Alliance Agreement by and among Seneca Foods Corporation and General Mills Operations, LLC dated June 11, 2010 (filed herewith)
31.1 Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32        Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

**      Certain provisions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect of such omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
August 4, 2010
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
August 4, 2010
Roland E. Breunig
Chief Financial Officer