Form 10-Q/A
period 2010-07-03
SENECA FOODS CORP /NY/
filed 2010-10-13
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q (the “Form 10-Q/A”) is solely an exhibit filing amendment and amends our quarterly report on Form 10-Q for the period ended July 3, 2010, originally filed on August 4, 2010.  We are filing this Form 10-Q/A solely to include a revised Exhibit 10.  In addition, we are also including Exhibits 31.1 and 31.2, as required by the rules applicable to the filing of this Form 10-Q/A.  No revisions have been made to our financial statements or any other disclosure contained in the quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
October 13, 2010
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
October 13, 2010
Roland E. Breunig
Chief Financial Officer

EXHIBIT INDEX

10**	Material Contracts—First Amendment to the Second Amended and Restated Alliance Agreement by and among Seneca Foods Corporation and General Mills Operations, LLC dated June 11, 2010 (filed herewith)
31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

**      Certain provisions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.