Form 10-Q
period 2010-10-02
SENECA FOODS CORP /NY/
filed 2010-10-28
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 2, 2010	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 26, 2010
Common Stock Class A, $.25 Par	9,572,709
Common Stock Class B, $.25 Par	2,162,922

PART I FINANCIAL INFORMATION, ITEM 1 FINANCIAL STATEMENTS
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	October 2, 2010	September 26, 2009	March 31, 2010
ASSETS

Current Assets:
Cash and Cash Equivalents	$10,470	$9,694	$7,421
Accounts Receivable, Net	75,687	82,854	73,460
Inventories (Note 2):
Finished Goods	758,497	730,677	338,891
Work in Process	15,703	7,516	8,176
Raw Materials and Supplies	71,618	78,727	99,397
Off-Season (Note 3)	(88,035)	(88,800)	-
Total Inventories	757,783	728,120	446,464
Refundable Income Taxes	1,912	-	-
Deferred Income Tax Asset, Net	7,566	5,744	10,032
Other Current Assets	6,428	10,669	2,850
Total Current Assets	859,846	837,081	540,227
Property, Plant and Equipment, Net	190,922	179,267	178,113
Deferred Income Tax Asset, Net	-	4,976	-
Other Assets	692	1,426	993
Total Assets	$1,051,460	$1,022,750	$719,333
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$2,719	$-	$-
Accounts Payable	268,313	331,561	67,674
Prepaid Revenue	52,577	-	-
Other Accrued Expenses	34,367	36,209	32,608
Accrued Vacation	10,144	9,769	10,059
Accrued Payroll	7,755	10,898	12,798
Income Taxes Payable	-	3,952	6,122
Current Portion of Long-Term Debt	201,601	38,297	6,356
Total Current Liabilities	577,476	430,686	135,617
Long-Term Debt, Less Current Portion	93,538	240,525	207,924
Deferred Income Taxes, Net	520	-	3,085
Other Long-Term Liabilities	37,026	40,054	37,697
Total Liabilities	708,560	711,265	384,323
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	1,217	1,589	1,217
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	4,856	5,344	4,856
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	-	25,000	25,000
Common Stock $.25 Par Value Per Share	4,118	3,844	3,861
Additional Paid-in Capital	90,728	65,028	65,910
Treasury Stock, at cost	(257)	(257)	(257)
Accumulated Other Comprehensive Loss	(15,289)	(13,627)	(15,030)
Retained Earnings	257,275	224,312	249,201
Stockholders' Equity	342,900	311,485	335,010
Total Liabilities and Stockholders’ Equity	$1,051,460	$1,022,750	$719,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Net Sales	$275,448	$323,205	$495,390	$553,733

Costs and Expenses:
Cost of Product Sold	256,321	284,612	450,979	479,131
Selling and Administrative	13,854	16,166	29,093	33,018
Plant Restructuring	1,211	-	1,211	-
Other Operating Income	(8)	(31)	(84)	(31)
Total Costs and Expenses	271,378	300,747	481,199	512,118
Operating Income	4,070	22,458	14,191	41,615
Interest Expense, Net	2,240	2,546	4,176	5,183
Earnings Before Income Taxes	1,830	19,912	10,015	36,432

Income Taxes	(981)	7,487	1,929	12,921
Net Earnings	$2,811	$12,425	$8,086	$23,511

Earnings Attributable to Common Stock	$2,709	$10,879	$7,572	$17,632

Basic Earnings per Common Share	$0.23	$1.02	$0.66	$1.94

Diluted Earnings per Common Share	$0.23	$1.02	$0.66	$1.92

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	October 2, 2010	September 26, 2009
Cash Flows from Operating Activities:
Net Earnings	$8,086	$23,511
Adjustments to Reconcile Net Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	11,050	10,883
Gain on the Sale of Assets	(84)	(38)
Deferred Income Tax Expense	(99)	(1,080)
Changes in operating assets and liabilities (net of acquisition):
Accounts Receivable	1,188	(6,141)
Inventories	(389,983)	(423,965)
Off-Season	88,035	88,800
Other Current Assets	(3,375)	(4,703)
Income Taxes	(7,869)	2,337
Accounts Payable, Accrued Expenses
and Other Liabilities	242,173	276,491
Net Cash Used in Operations	(50,878)	(33,905)
Cash Flows from Investing Activities:
Cash Paid for Acquisition (Net of Cash Acquired)	(20,348)	-
Additions to Property, Plant and Equipment	(9,628)	(10,561)
Proceeds from the Sale of Assets	84	47
Net Cash Used in Investing Activities	(29,892)	(10,514)
Cash Flow from Financing Activities:
Long-Term Borrowing	242,703	234,633
Payments on Long-Term Debt	(161,844)	(186,613)
Borrowings on Notes Payable	2,719	-
Other	253	256
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	83,819	48,264
Net Increase in Cash and Cash Equivalents	3,049	3,845
Cash and Cash Equivalents, Beginning of the Period	7,421	5,849
Cash and Cash Equivalents, End of the Period	$10,470	$9,694

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 2, 2010

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of October 2, 2010 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2010 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended September 26, 2009 have been reclassified to conform to the current period classification.

The results of operations for the three month and six month periods ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year.

In the six months ended October 2, 2010, the Company sold $39,247,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $58,593,000 for the six months ended September 26, 2009.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.  In addition, during the quarter ended October 2, 2010, the Company received a cash advance from GMOL of $50 million against the corn mandatory purchase which was completed in October 2010 (subsequent to the closing of the second quarter ended October 2, 2010).  This advance is included in Prepaid Revenue on the Condensed Consolidated Balance Sheet and did not impact the Condensed Consolidated Statement of Earnings.

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

2.
On August 6, 2010, the Company completed its acquisition of 100% of the partnership interest in Lebanon Valley Cold Storage, LP and the assets of Unilink, LLC (collectively “Lebanon”) from Pennsylvania Food Group, LLC and related entities. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings in the frozen food business; and (2) to take advantage of distribution efficiencies by combining shipments since the customer bases of the Company and Lebanon are similar. The purchase price totaled $20.3 million plus the assumption of certain liabilities. This acquisition was financed with proceeds from our revolving credit facility.  The purchase price to acquire Lebanon was allocated based on the internally developed fair value of the assets and liabilities acquired and the independent valuation of property, plant, and equipment.  The purchase price of $20.3 million has been calculated as follows (in millions):

Purchase Price-Cash (net of cash received)	$20.3

The total purchase price of the transaction has been allocated as follows:
Current assets	$12.9
Property, plant and equipment	13.9
Current liabilities	(6.5)
Total	$20.3

3.
The Company implemented the Last-In, First-Out (“LIFO”) inventory valuation method during fiscal 2008.  First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $93.0 million as of the end of the second quarter of fiscal 2011 as compared to $95.9 million as of the end of the second quarter of fiscal 2010.  The change in the LIFO Reserve for the three months ended October 2, 2010 was a reduction of $645,000 as compared to an increase of $4,728,000 for the three months ended September 26, 2009.  The change in the LIFO Reserve for the six months ended October 2, 2010 was a reduction of $4,777,000 as compared to an increase of $9,429,000 for the six months ended September 26, 2009.  This reflects the projected impact of reduced inflationary cost increases expected in fiscal 2011 versus fiscal 2010.

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

5.
The Company’s revolving credit facility (“Revolver”) totaling $250,000,000, with an October 2, 2010 balance of $195,000,000, has a maturity date of August 18, 2011, and therefore is now included in Current Portion of Long-Term Debt which is classified as a current liability on the accompanying Condensed Consolidated Balance Sheet.  Previously it was classified as Long-Term Debt.

6.	The changes in the stockholders’ equity accounts for the six months period ended October 2, 2010 consist of the following (in thousands):

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2010	$31,325	$3,861	$65,910	$(257)	$(15,030)	$249,201
Net earnings	-	-	-	-	-	8,086
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	42	-	-	-
Stock issued for bonus program	-	-	33	-	-	-
Stock conversions	(25,000)	257	24,743	-	-	-
Change in pension and post retirement
benefits adjustment (net of tax $165)	-	-	-	-	(259)	-
Balance October 2, 2010	$6,325	$4,118	$90,728	$(257)	$(15,289)	$257,275

During the six-month period ended October 2, 2010, there were 1,025,220 shares, or $25,000,000, of Convertible Participating Preferred Stock converted to Class A Common Stock and 15,000 shares, or $4,000, of Class B Common Stock (at par), converted to Class A Common Stock.  During that period, there were 1,086 shares, or $33,000 of Class B Common Stock issued related to the Company’s Profit Sharing Bonus Plan.  There was no activity in the second quarter ended October 2, 2010.

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

7.	The following schedule presents comprehensive income (loss) for the three and six month periods ended October 2, 2010 and September 26, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Comprehensive income (loss):
Net earnings	$2,811	$12,425	$8,086	$23,511
Change in pension and post retirement benefits adjustment (net of tax)	(91)	(67)	(259)	5,532
Total	$2,720	$12,358	$7,827	$29,043

8.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
	(In thousands)
Service Cost	$1,300	$2,315	$2,600	$2,723
Interest Cost	1,637	767	3,274	2,312
Expected Return on Plan Assets	(1,843)	(998)	(3,687)	(1,995)
Amortization of Actuarial Loss	363	1,206	727	1,206
Amortization of Transition Asset	(69)	(69)	(138)	(138)
Net Periodic Benefit Cost	$1,388	$3,221	$2,776	$4,108

The Company made a $5,000,000 contribution during the first quarter of fiscal 2010 and a $16,000,000 contribution during the third quarter of fiscal 2010.  No contributions were required or made in the three and six month periods ended October 2, 2010.

9.	The following table summarizes the restructuring charges recorded and the accruals established (in thousands):

	Severance	Other Costs	Total
	(In thousands)
Total expected
restructuring charge	$1,210	$5,137	$6,347

Balance March 31, 2010	$-	$794	$794
First Quarter Charge	-	1	1
Second Quarter Charge	1,210	-	1,210
Cash payments/write offs	(25)	(137)	(162)
Balance October 2, 2010	$1,185	$658	$1,843

Total costs incurred
to date	$25	$4,479	$4,504

During the second quarter of fiscal 2011, the Company implemented workforce reductions at its plants in Buhl, Idaho and Mayville, Wisconsin and certain other locations that resulted in a restructuring charge of $1,210,000 for severance costs.

10.
The Other Costs above relate lease obligations related plant closures that are expected to be paid over the next five years.  During the six months ended October 2, 2010 and September 26, 2009, the Company sold some unused fixed assets which resulted in a gain of $84,000 and $31,000, respectively.  This gain is included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

11.
Recently Issued Accounting Standards – In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2011 did not impact the Company’s consolidated financial statements. Additionally, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

12.	Earnings per share for the Quarters and Year-to-Date periods Ended October 2, 2010 and September 26, 2009 are as follows:

	Q U A R T E R
Quarter Ended October 2, 2010 and September 26, 2009	Fiscal 2011	Fiscal 2010
	(In thousands, except per share amounts)
Basic

Net earnings	$ 2,811	$ 12,425
Deduct preferred stock dividends paid	6	6

Undistributed earnings	2,805	12,419
Earnings attributable to participating preferred	96	1,540

Earnings attributable to common shareholders	$ 2,709	$ 10,879

Weighted average common shares outstanding	11,736	10,640

Basis earnings per common share	$ 0.23	$ 1.02

Diluted

Earnings attributable to common shareholders	$ 2,709	$ 10,879
Add dividends on convertible preferred stock	5	5

Earnings attributable to common stock on a diluted basis	$ 2,714	$ 10,884

Weighted average common shares outstanding-basic	11,736	10,640
Additional shares issuable related to the equity compensation plan	4	1
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	11,807	10,708

Diluted earnings per common share	$ 0.23	$ 1.02

	Y E A R T O D A T E
Six Months Ended October 2, 2010 and September 26, 2009	Fiscal 2011	Fiscal 2010
	(In thousands, except per share amounts)
Basic

Net earnings	$ 8,086	$ 23,511
Deduct preferred stock dividends paid	12	12

Undistributed earnings	8,074	23,499
Earnings attributable to participating preferred	503	5,868

Earnings attributable to common shareholders	$ 7,571	$ 17,631

Weighted average common shares outstanding	11,392	9,112

Basic earnings per common share	$ 0.66	$ 1.94

Diluted

Earnings attributable to common shareholders	$ 7,571	$ 17,631
Add dividends on convertible preferred stock	10	10

Earnings attributable to common stock on a diluted basis	$ 7,581	$ 17,641

Weighted average common shares outstanding-basic	11,392	9,112
Additional shares issuable related to the equity compensation plan	4	1
Additional shares to be issued under full conversion of preferred stock	67	67
Total shares for diluted	11,463	9,180

Diluted earnings per common share	$ 0.66	$ 1.92

13.
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

14.
As required by FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” codified in ASC 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  Long-term debt, including current portion, had a carrying amount of $295,139,000 and an estimated fair value of $292,816,000 as of October 2, 2010.  As of March 31, 2010, the carrying amount was $214,280,000 and the estimated fair value was $212,035,000.

15.
In June, 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation (ELF).  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney, nor any private litigants like ELP, has initiated an action against the Company.  If an action is commenced under Proposition 65, the Company will defend itself vigorously.  As this matter is at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

16.
The Company reached a settlement with the IRS for the 2006, 2007 and 2008 tax years during the quarter ended October 2, 2010.  As a result, the Company was able to record the tax benefits of those settlements as reductions to income tax expense of $1.5 million and reductions to unrecognized tax benefits amounting to $5.2 million for the quarter ended October 2, 2010.  The Company is generally no longer subject to U.S. federal income tax examinations for any year before 2009.

17.
During the second quarter of fiscal 2011, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.  As of October 2, 2010, these interim notes had not been converted into operating leases since the equipment was not delivered.  These notes, which total $2,719,000 as of October 2, 2010, are included in notes payable in the accompanying Condensed Consolidated Balance Sheets.  These notes are expected to be converted into operating leases by the end of Company’s fiscal year.  Excluding the $2,719,000, the Company has an additional purchase commitment of $4,079,000 related to this project.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 2, 2010

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

The Company’s raw product is harvested mainly between June through November. The Company experienced unfavorable growing conditions this summer and early fall reflecting a combination of high temperatures and uneven moisture.  These difficult growing conditions unfavorably impacted crop yields and plant recovery rates which resulted in unfavorable manufacturing variances.

Results of Operations:

Sales:

Second fiscal quarter 2011 results include net sales of $275.4 million, which represents a 14.8% decrease, or $47.8 million, from the second quarter of fiscal 2010.  The decrease in sales is attributable to decreased selling prices and less favorable sales mix of $19.1 million and a sales volume reduction of $28.7 million. The decrease in sales is primarily from a $32.6 million decrease in Green Giant Alliance sales primarily due to decreased pea volume, $18.4 million decrease in Canned Vegetable sales primarily due to decreased net unit selling prices, and a $3.5 million decrease in Snack sales due to the loss of a co-pack customer, partially offset a $6.1 million increase in Frozen sales as a result of the Lebanon acquisition.

Six months ended October 2, 2010 results include net sales of $495.4 million, which represents a 10.5% decrease, or $58.3 million, from the six months ended September 26, 2009.  The decrease in sales is attributable to decreased selling prices and less favorable sales mix of $30.2 million and a sales volume decrease of $28.1 million. The decrease in sales is primarily from a $27.8 million decrease in Green Giant Alliance sales primarily due to decreased pea volume, $24.8 million decrease in Canned Vegetable sales primarily due to decreased net unit selling prices, and an $8.1 million decrease in Snack sales due to the loss of a co-pack customer partially offset by a $6.0 million increase in Frozen sales as a result of the Lebanon acquisition.

The following table presents sales by product category (in millions):

	Three Months Ended		Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Canned Vegetables	$159.2	$177.7	$314.1	$338.9
Green Giant Alliance	41.6	74.2	48.2	76.0
Frozen	19.4	13.3	29.2	23.2
Fruit Products	48.5	46.6	90.7	93.7
Snack	3.2	6.7	5.9	14.0
Other	3.5	4.7	7.3	7.9
	$275.4	$323.2	$495.4	$553.7

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended	Six Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Gross Margin	6.9%	11.9%	9.0%	13.5%

Selling	2.8%	2.8%	3.2%	3.3%
Administrative	2.2%	2.2%	2.7%	2.7%
Plant Restructuring	0.4%	0.0%	0.2%	0.0%
Other Operating Income	0.0%	0.0%	0.0%	0.0%

Operating Income	1.5%	6.9%	2.9%	7.5%

Interest Expense, Net	0.8%	0.8%	0.8%	0.9%

For the three month period ended October 2, 2010, the gross margin decreased from the prior year quarter from 11.9% to 6.9% due primarily to lower net selling prices (after considering promotions) compared to the prior year which was partially offset by a LIFO credit in the current year as compared to a charge in prior year.    The LIFO credit for the second quarter ended October 2, 2010 was $645,000 as compared to a charge of $4,728,000 for the second quarter ended September 26, 2009 and reflects the impact on the quarter of reduced inflationary cost increases expected in fiscal 2011, compared to fiscal 2010.  On an after-tax basis, LIFO increased net earnings by $419,000 for the quarter ended October 2, 2010 and reduced net earnings by $3,073,000 for the quarter ended September 26, 2009, based on the statutory federal income tax rate.

For the six month period ended October 2, 2010, the gross margin decreased from the prior year period from 13.5% to 9.0% due primarily to lower net selling prices (after considering promotions) compared to the prior year which was partially offset by a LIFO credit in the current year as compared to a charge in prior year.    The LIFO credit for the six months ended October 2, 2010 was $4,777,000 as compared to a charge of $9,429,000 for the six months ended September 26, 2009 and reflects the impact on the six months of reduced inflationary cost increases expected in fiscal 2011, compared to fiscal 2010.  On an after-tax basis, LIFO increased net earnings by $3,105,000 for the six months ended October 2, 2010 and reduced net earnings by $6,128,000 for the six months ended September 26, 2009, based on the statutory federal income tax rate.

For the three month period ended October 2, 2010, selling costs as a percentage of sales was unchanged at 2.8% from the same period in the prior year.  For the six month period ended October 2, 2010, selling costs as a percentage of sales decreased from 3.3% to 3.2% as a result of lower brokerage commissions in the current period.

For the three and six month periods ended October 2, 2010, administrative expense as a percentage of sales was unchanged at 2.2% and 2.7%, respectively, from the same periods in the prior year.  Administrative expense decreased for the three months ended October 2, 2010 due primarily to higher employment costs in the prior period but the impact was offset by lower sales in the current year periods than the prior year periods.

During the six months ended October 2, 2010, the Company sold some unused fixed assets which resulted in a gain of $84,000.  During the six months ended September 26, 2009, the Company sold some unused fixed assets which resulted in a gain of $38,000. These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the second quarter ended October 2, 2010, as a percentage of sales, was unchanged at 0.8% from the second quarter ended September 26, 2009.  Interest expense, as a percentage of sales, decreased from 0.9% for the six months ended September 26, 2009 to 0.8% for the six months ended October 2, 2010. This decrease was due to the pay-off of the $32.1 million note balance to GMOL offset, in part, by higher interest expense related to the Company’s Revolver.

Income Taxes:

The effective tax rate was 19.3% and 35.5% for the six month periods ended October 2, 2010 and September 26, 2009, respectively.   Of the 16.2 percentage point decrease in the effective tax rate for this period, the major portion was due to the settlement of an IRS audit for the 2006, 2007 and 2008 tax years during the quarter ended October 2, 2010.  As a result, the Company was able to record the tax benefits of those settlements as reductions to income tax expense of $1.5 million and reductions to unrecognized tax benefits amounting to $5.2 million in the quarter ended October 2, 2010.  The Company is generally no longer subject to U.S. federal income tax examinations for any year before 2009.

Earnings per Share:

Basic and diluted earnings per share were $0.23 and $1.02 for the three months ended October 2, 2010 and September 26, 2009, respectively.  Basic earnings per share were $0.66 and $1.94 for the six months ended October 2, 2010 and September 26, 2009, respectively. Diluted earnings per share were $0.66 and $1.92 for the six months ended October 2, 2010 and September 26, 2009, respectively.  For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):

	October 2, 2010	September 26, 2009	March 31, 2010	March 31,2009
Working capital:
Balance	$282,370	$406,395	$404,610	$332,082
Change in quarter	(105,524)	90,811	-	-
Long-term debt, less current portion	93,538	240,525	207,924	191,853
Total stockholders' equity per equivalent
common share (see Note)	28.06	25.50	27.43	23.13
Stockholders' equity per common share	28.68	26.24	28.37	28.10
Current ratio	1.49	1.94	3.98	3.13

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 6 of the Notes to Consolidated Financial Statements of the Company’s 2010 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $50.9 million in the first six months of fiscal 2011, compared to net cash used in operating activities of $33.9 million in the first six months of fiscal 2010.  The $17.0 million increase in cash used is primarily attributable to a $10.2 million increase in cash used for income taxes as compared to the first six months ended September 26, 2009, a $34.3 million decrease in cash provided by accounts payable, accrued expenses and other liabilities as compared to the first six months ended September 26, 2009 (which includes the $50.0 million advance discussed above), and decreased net earnings of $15.4 million as previously discussed, partially offset by a $34.0 million decrease in cash used by inventory, and a $7.3 million increase in cash provided by accounts receivable as compared to the first six months ended September 26, 2009.

As compared to September 26, 2009, inventory increased $14.9 million excluding the acquisition increase of $14.8 million. Excluding this acquisition increase, the components of the inventory increase reflect a $15.1 million increase in finished goods (net of off-season), an $8.2 million increase in work in process and partially offset by $8.4 million decrease in raw materials and supplies.  The finished goods increase reflects higher inventory quantities attributable to increased production during the last harvest season and decreased sales volume as compared to the prior year.  The raw materials and supplies decrease is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $93.0 million as of the end of the second quarter of 2011 as compared to $95.9 million as of the end of the second quarter of 2010.  The off-season decreased by $0.8 million, as compared to September 26, 2009, due to the timing of certain expenses.  Refer to the Critical Accounting Policies section of this Form 10-Q for further details on the off-season.

Cash used in investing activities was $29.9 million in the first six months of fiscal 2011 compared to $10.5 million in the first six months of fiscal 2010.  The acquisition of Lebanon for $20.3 million in cash in the first six months of fiscal 2011 was the major reason for this change. Additions to property, plant and equipment were $9.6 million in the first six months of fiscal 2011 as compared to $10.6 million in first six months of fiscal 2010.

Cash provided by financing activities was $83.8 million in the first six months of fiscal 2011, which included borrowings of $242.7 million and the repayment of $161.8 million of long-term debt principally consisting of borrowings and repayments on the Revolver.  There was no new long-term debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its Revolver from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  The interest rate on the Revolver is based on LIBOR or Bank of America’s prime rate plus an applicable margin based on overall Company leverage.  As of October 2, 2010, the interest rate was approximately 1.51% on a balance of $195.0 million.  At October 22, 2010, the interest rate on the Revolver was 1.51% on a balance of $187.0 million.  The Revolver’s maturity date is August 18, 2011, and therefore is now included in Current Portion of Long-Term Debt which is classified as a current liability on the accompanying Condensed Consolidated Balance Sheet.  Previously it was classified as Long-Term Debt.  The Company has begun preliminary discussions with banks regarding renewal of the Revolver and believes that a new Revolver agreement will be implemented on or before maturity date of the current Revolver.  We believe that cash flows from operations, availability under the Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At October 2, 2010, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the six months ended October 2, 2010, the Company sold $39,247,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $58,593,000 for the six months ended September 26, 2009.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.  In addition, during the quarter ended October 2, 2010, the Company received a cash advance from GMOL of $50 million against the corn mandatory purchase which was completed in October 2010 (subsequent to the closing of the second quarter ended October 2, 2010).  This advance is included in Prepaid Revenue on the Condensed Consolidated Balance Sheet and did not impact the Condensed Consolidated Statement of Earnings.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 2, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
7/01/10 – 7/31/10	-	-	-	-	N/A
8/01/10 – 8/31/10	6,100	-	$24.83	-	N/A
9/01/10 – 9/30/10	-	-	-	-	N/A
Total	6,100	-	$24.83	-	N/A	486,500
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
October 28, 2010
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
October 28, 2010
Roland E. Breunig
Chief Financial Officer