Form 10-Q
period 2011-01-01
SENECA FOODS CORP /NY/
filed 2011-01-27
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 1, 2011	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 26, 2011
Common Stock Class A, $.25 Par	9,587,709
Common Stock Class B, $.25 Par	2,147,922

PART I FINANCIAL INFORMATION, ITEM 1 FINANCIAL STATEMENTS
SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	January 1, 2011	December 26, 2009	March 31, 2010
ASSETS

Current Assets:
Cash and Cash Equivalents	$8,115	$18,233	$7,421
Accounts Receivable, Net	55,654	60,503	73,460
Inventories (Note 3):
Finished Goods	500,135	532,723	338,891
Work in Process	19,397	10,758	8,176
Raw Materials and Supplies	85,184	60,312	99,397
Off-Season (Note 4)	(59,644)	(59,099)	-
Total Inventories	545,072	544,694	446,464
Deferred Income Tax Asset, Net	7,382	6,840	10,032
Other Current Assets	7,268	15,186	2,850
Total Current Assets	623,491	645,456	540,227
Property, Plant and Equipment, Net	190,136	177,976	178,113
Other Assets	560	1,270	993
Total Assets	$814,187	$842,702	$719,333
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$4,188	$13,197	$-
Accounts Payable	82,574	86,028	67,674
Other Accrued Expenses	38,166	38,575	32,608
Accrued Vacation	9,949	9,678	10,059
Accrued Payroll	3,718	6,620	12,798
Income Taxes Payable	3,293	6,853	6,122
Current Portion of Long-Term Debt	186,815	6,231	6,356
Total Current Liabilities	328,703	167,182	135,617
Long-Term Debt, Less Current Portion	91,828	293,856	207,924
Deferred Income Taxes, Net	1,676	4,844	3,085
Other Long-Term Liabilities	37,586	28,813	37,697
Total Liabilities	459,793	494,695	384,323
Commitments
10% Preferred Stock, Series A, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	102	102	102
10% Preferred Stock, Series B, Voting, Cumulative,
Convertible, $.025 Par Value Per Share	100	100	100
6% Preferred Stock, Voting, Cumulative, $.25 Par Value	50	50	50
Convertible, Participating Preferred Stock, $12.00
Stated Value Per Share	1,217	1,500	1,217
Convertible, Participating Preferred Stock, $15.50
Stated Value Per Share	4,856	5,344	4,856
Convertible, Participating Preferred Stock, $24.39
Stated Value Per Share	-	25,000	25,000
Common Stock $.25 Par Value Per Share	4,118	3,847	3,861
Additional Paid-in Capital	90,753	65,134	65,910
Treasury Stock, at cost	(257)	(257)	(257)
Accumulated Other Comprehensive Loss	(15,271)	(13,731)	(15,030)
Retained Earnings	268,726	242,918	249,201
Stockholders' Equity	354,394	330,007	335,010
Total Liabilities and Stockholders’ Equity	$814,187	$824,702	$719,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009

Net Sales	$446,250	$447,027	$941,640	$1,000,760

Costs and Expenses:
Cost of Product Sold	411,736	398,421	862,715	877,552
Selling and Administrative	15,913	16,210	45,006	49,228
Plant Restructuring	109	17	1,320	17
Other Operating Income	(720)	(43)	(804)	(74)
Total Costs and Expenses	427,038	414,605	908,237	926,723
Operating Income	19,212	32,422	33,403	74,037
Interest Expense, Net	2,414	2,006	6,590	7,189
Earnings Before Income Taxes	16,798	30,416	26,813	66,848

Income Taxes	5,336	11,810	7,265	24,731
Net Earnings	$11,462	$18,606	$19,548	$42,117

Earnings Attributable to Common Stock	$11,064	$16,306	$18,497	$33,361

Basic Earnings per Common Share	$0.94	$1.53	$1.61	$3.47

Diluted Earnings per Common Share	$0.94	$1.52	$1.60	$3.44

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	January 1, 2011	December 26, 2009
Cash Flows from Operating Activities:
Net Earnings	$19,548	$42,117
Adjustments to Reconcile Net Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	16,755	16,413
Gain on the Sale of Assets	(172)	(62)
Deferred Income Tax Expense	1,241	7,644
Changes in operating assets and liabilities (net of acquisition):
Accounts Receivable	21,221	16,210
Inventories	(147,961)	(210,838)
Off-Season	59,644	59,099
Other Current Assets	(4,275)	(9,220)
Income Taxes	(2,676)	5,305
Accounts Payable, Accrued Expenses
and Other Liabilities	3,151	17,417
Net Cash Used in Operations	(33,524)	(55,915)
Cash Flows from Investing Activities:
Cash Paid for Acquisition (Net of Cash Acquired)	(20,348)	-
Additions to Property, Plant and Equipment	(15,538)	(14,641)
Proceeds from the Sale of Assets	1,203	84
Net Cash Used in Investing Activities	(34,683)	(14,557)
Cash Flow from Financing Activities:
Long-Term Borrowing	319,344	408,814
Payments on Long-Term Debt	(254,981)	(339,529)
Borrowings on Notes Payable	4,188	13,197
Other	362	386
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	68,901	82,856
Net Increase in Cash and Cash Equivalents	694	12,384
Cash and Cash Equivalents, Beginning of the Period	7,421	5,849
Cash and Cash Equivalents, End of the Period	$8,115	$18,233

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2010	$31,325	$3,861	$65,910	$(257)	$(15,030)	$249,201
Net earnings	-	-	-	-	-	19,548
Cash dividends paid
on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	67	-	-	-
Stock issued for bonus program	-	-	33	-	-	-
Stock conversions (Note 6)	(25,000)	257	24,743	-	-	-
Change in 401(k) stock
adjustment(net of tax $153)	-	-	-	-	(241)	-
Balance January 1, 2011	$6,325	$4,118	$90,753	$(257)	$(15,271)	$268,726

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 1, 2011

1.         Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of January 1, 2011 and statements of stockholders’ equity, results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2010 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended December 26, 2009 have been reclassified to conform to the current period classification.

The results of operations for the three month and nine month periods ended January 1, 2011 are not necessarily indicative of the results to be expected for the full year.

During the nine months ended January 1, 2011, the Company sold $179,243,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $209,760,000 for the nine months ended December 26, 2009.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the revenue recognition criteria required for bill and hold treatment.  During the quarter ended October 2, 2010, the Company received a cash advance from GMOL of $50 million against the corn mandatory purchase which was completed in October 2010 (subsequent to the closing of the second quarter ended October 2, 2010).  This advance did not impact the Condensed Consolidated Statement of Earnings but did reduce the amount of cash received during the third quarter of fiscal 2011 from the sale of finished goods inventory.

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

2.
On August 6, 2010, the Company completed its acquisition of 100% of the partnership interest in Lebanon Valley Cold Storage, LP and the assets of Unilink, LLC (collectively “Lebanon”) from Pennsylvania Food Group, LLC and related entities. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings in the frozen food business; and (2) to take advantage of distribution efficiencies by combining shipments since the customer bases of the Company and Lebanon are similar. The purchase price totaled $20.3 million plus the assumption of certain liabilities. This acquisition was financed with proceeds from our revolving credit facility.  The purchase price to acquire Lebanon was allocated based on the internally developed fair value of the assets and liabilities acquired and the independent valuation of property, plant, and equipment.  The purchase price of $20.3 million has been allocated as follows (in millions):

Purchase Price-Cash (net of cash received)	$20.3

The total purchase price of the transaction has been allocated as follows:
Current assets	$13.8
Property, plant and equipment	13.9
Current liabilities	(7.4)
Total	$20.3

During the quarter ended January 1, 2011, the Company recorded a $632,000 gain as a result of the estimated fair market value of the assets acquired exceeding the purchase price.  This gain is included in other operating income on the Unaudited Condensed Consolidated Statements of Net Earnings.

3.
The Company implemented the Last-In, First-Out (“LIFO”) inventory valuation method during fiscal 2008.  First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $90.8 million as of the end of the third quarter of fiscal 2011 as compared to $99.9 million as of the end of the third quarter of fiscal 2010.  The change in the LIFO Reserve for the three months ended January 1, 2011 was a reduction of $2,113,000 as compared to an increase of $3,967,000 for the three months ended December 26, 2009.  The change in the LIFO Reserve for the nine months ended January 1, 2011 was a reduction of $6,890,000 as compared to an increase of $13,396,000 for the nine months ended December 26, 2009.  These decreases for the current fiscal year reflect the projected impact of reduced inflationary cost increases expected in fiscal 2011 versus fiscal 2010.

4.
The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are accounted for in an inventory account and are included in inventories on the Condensed Consolidated Balance Sheets. Depending on the time of year, the off-season account reflects either the excess of absorbed expenses over incurred expenses to date resulting in a credit balance, or the excess of incurred expenses over absorbed expenses to date resulting in a debit balance as well as standard cost differences between prior and current pack.  Other than at the end of the first and fourth fiscal quarters of each year, absorbed expenses exceed incurred expenses due to timing of production.  All off-season balances are zero at fiscal year end.

5.
The Company’s revolving credit facility (“Revolver”) totaling $250,000,000, with a January 1, 2011 balance of $180,095,000, has a maturity date of August 18, 2011, and therefore is included in Current Portion of Long-Term Debt which is classified as a current liability on the accompanying Condensed Consolidated Balance Sheet.  Prior to the second quarter of fiscal 2011 it was classified as Long-Term Debt.

6.
The changes in the stockholders’ equity accounts for the nine months period ended January 1, 2011 are included in the Condensed Consolidated Statements of Stockholders’ Equity.  During the nine-month period ended January 1, 2011, there were 1,025,220 shares, or $25,000,000, of Convertible Participating Preferred Stock converted to Class A Common Stock and 30,000 shares, or $7,500, of Class B Common Stock (at par), converted to Class A Common Stock.  During that period, there were 1,086 shares, or $33,000 of Class B Common Stock issued related to the Company’s Profit Sharing Bonus Plan.

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

7.	The following schedule presents comprehensive income (loss) for the three and nine-month periods ended January 1, 2011 and December 26, 2009:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
	(In thousands)
Comprehensive income (loss):
Net earnings	$11,462	$18,606	$19,548	$42,117
Change in 401(k) stock adjustment (net of tax)	18	(103)	(241)	(47)
Change in pension and post retirement benefits adjustment (net of tax)	-	-	-	5,476
Total	$11,480	$18,503	$19,307	$47,546

8.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
	(In thousands)
Service Cost	$1,300	$1,346	$3,900	$4,069
Interest Cost	1,637	1,157	4,911	3,469
Expected Return on Plan Assets	(1,844)	(997)	(5,531)	(2,992)
Amortization of Actuarial Loss	364	603	1,091	1,809
Amortization of Transition Asset	(69)	(69)	(207)	(207)
Net Periodic Benefit Cost	$1,388	$2,040	$4,164	$6,148

The Company made a $5,000,000 contribution during the first quarter of fiscal 2010 and a $16,000,000 contribution during the third quarter of fiscal 2010.  No contributions were required or made in the three and nine month periods ended January 1, 2011.

9.	The following table summarizes the restructuring charges recorded and the accruals established:

	Severance	Other Costs	Total
	(In thousands)
Total expected
restructuring charge	$1,319	$5,137	$6,456

Balance March 31, 2010	$-	$794	$794
First Quarter Charge	-	1	1
Second Quarter Charge	1,210	-	1,210
Third Quarter Charge	109	-	109
Cash payments/write offs	(599)	(206)	(805)
Balance January 1, 2011	$720	$589	$1,309

Total costs incurred
to date	$599	$4,548	$5,147

During the second quarter of fiscal 2011, the Company implemented workforce reductions at its plants in Buhl, Idaho and Mayville, Wisconsin and certain other locations that resulted in a restructuring charge of $1,319,000 for severance costs during the nine months ended January 1, 2011.  During the quarter ended January 1, 2011, the Company increased the accrual by $109,000 and incurred a restructuring charge.

The Other Costs above relate to lease obligations of plant closures that are expected to be paid over the next five years.

10.
During the nine months ended January 1, 2011 and December 26, 2009, the Company sold some unused fixed assets which resulted in a gain of $172,000 and $62,000, respectively.  In addition, during the three and nine months ended January 1, 2011, a gain of $632,000 was recorded related the acquisition of Lebanon and is discussed above in Note 2.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

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

12.	Earnings per share for the Quarters and Year-to-Date periods Ended January 1, 2011 and December 26, 2009 are as follows:

Quarters and Year-to-date Periods Ended	Q U A R T E R		Y E A R T O D A T E
January 1, 2011 and December 26, 2009	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
	(In thousands, except share amounts)
Basic

Net Earnings	$11,462	$18,606	$19,548	$42,117
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings	11,456	18,600	19,531	42,100
Earnings attributable to participating preferred	392	2,294	1,034	8,739

Earnings attributable to common shareholders	$11,064	$16,306	$18,497	$33,361

Weighted average common shares outstanding	11,736	10,648	11,507	9,624

Basic earnings per common share	$0.94	$1.53	$1.61	$3.47

Diluted

Earnings attributable to common shareholders	$11,064	$16,306	$18,497	$33,361
Add dividends on convertible preferred stock	5	5	15	15

Earnings attributable to common stock on a diluted basis	$11,069	$16,311	$18,512	$33,376

Weighted average common shares outstanding-basic	11,736	10,648	11,507	9,624
Additional shares issuable related to the equity compensation plan	4	2	4	2
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	11,807	10,717	11,578	9,693

Diluted Earnings per common share	$0.94	$1.52	$1.60	$3.44

13.
As required by FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” codified in ASC 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  Long-term debt, including current portion, had a carrying amount of $278,643,000 and an estimated fair value of $277,138,000 as of January 1, 2011.  As of March 31, 2010, the carrying amount was $214,280,000 and the estimated fair value was $212,035,000.

14.
In June, 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation (ELF).  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney, nor any private litigants like ELP, has initiated an action against the Company.  If an action is commenced under Proposition 65, the Company will defend itself vigorously.  As this matter is at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.  Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

15.
The Company reached a settlement with the Internal Revenue Service (IRS) during the quarter ended October 2, 2010 for the 2006, 2007 and 2008 tax years.  As a result, the Company recorded the tax benefits of those settlements as a reduction to income tax expense of $1.5 million and reductions to unrecognized tax benefits amounting to $5.2 million for the quarter ended October 2, 2010.  The Company is generally no longer subject to U.S. federal income tax examinations for any year before 2009.

16.
During the third quarter of fiscal 2011, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.  As of January 1, 2011, these interim notes had not been converted into operating leases since the equipment was not delivered.  These notes, which total $4,188,000 as of January 1, 2011, are included in notes payable in the accompanying Condensed Consolidated Balance Sheets.  These notes are expected to be substantially converted into operating leases by the end of Company’s fiscal year.  Excluding the $4,188,000, the Company has an additional purchase commitment of $4,017,000 related to these projects.

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

Results of Operations:

Sales:

Third fiscal quarter 2011 results include net sales of $446.3 million, which represents a 0.2%, or $0.7 million, decrease from the third quarter of fiscal 2010.  The decrease in sales is attributable to decreased selling prices and less favorable sales mix of $16.7 million partially offset by a sales volume increase of $16.0 million. The decrease in sales is primarily from a $11.9 million decrease in Green Giant Alliance sales primarily due to decreased corn volume, a $6.9 million decrease in Canned Vegetable sales primarily due to decreased net unit selling prices, and a $1.2 million decrease in Snack sales due to the loss of a co-pack customer, partially offset a $16.5 million increase in Frozen sales as a result of the Lebanon acquisition.

Nine months ended January 1, 2011 results include net sales of $941.6 million, which represents a 5.9%, or $59.2 million, decrease from the nine months ended December 26, 2009.  The decrease in sales is attributable to decreased selling prices and less favorable sales mix of $48.1 million and a sales volume decrease of $11.1 million. The decrease in sales is primarily from a $39.7 million decrease in Green Giant Alliance sales primarily due to decreased corn and pea volume, $31.9 million decrease in Canned Vegetable sales primarily due to decreased net unit selling prices, and an $9.4 million decrease in Snack sales due to the loss of a co-pack customer partially offset by a $22.4 million increase in Frozen sales as a result of the Lebanon acquisition.

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Canned Vegetables	$213.3	$220.2	$528.3	$560.2
Green Giant Alliance	144.0	155.9	192.2	231.9
Frozen	28.2	11.7	57.3	34.9
Fruit Products	55.1	51.7	145.8	145.4
Snack	2.5	3.7	8.4	17.8
Other	3.2	3.8	9.6	10.6
	$446.3	$447.0	$941.6	$1,000.8

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended	Nine Months Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Gross Margin	7.7%	10.9%	8.4%	12.3%

Selling	2.3%	2.1%	2.8%	2.7%
Administrative	1.3%	1.5%	2.1%	2.2%
Plant Restructuring	0.0%	0.0%	0.1%	0.0%
Other Operating Income	-0.2%	0.0%	-0.1%	0.0%

Operating Income	4.3%	7.3%	3.5%	7.4%

Interest Expense, Net	0.5%	0.4%	0.7%	0.7%

For the three month period ended January 1, 2011, the gross margin decreased from the prior year quarter from 10.9% to 7.7% due primarily to lower net selling prices (after considering promotions) compared to the prior year which was partially offset by a LIFO credit in the current year as compared to a charge in prior year.  The LIFO credit for the third quarter ended January 1, 2011 was $2,113,000 as compared to a charge of $3,967,000 for the third quarter ended December 26, 2009 and reflects the impact on the current quarter of reduced inflationary cost increases expected in fiscal 2011, compared to fiscal 2010.  On an after-tax basis, LIFO increased net earnings by $1,373,000 for the quarter ended January 1, 2011 and reduced net earnings by $2,579,000 for the quarter ended December 26, 2009, based on the statutory federal income tax rate.

For the nine month period ended January 1, 2011, the gross margin decreased from the prior year period from 12.3% to 8.4% due primarily to lower net selling prices (after considering promotions) compared to the prior year which was partially offset by a LIFO credit in the current year as compared to a charge in prior year.  The LIFO credit for the nine months ended January 1, 2011 was $6,890,000 as compared to a charge of $13,396,000 for the nine months ended December 26, 2009 and reflects the impact on the current nine months of reduced inflationary cost increases expected in fiscal 2011, compared to fiscal 2010.  On an after-tax basis, LIFO increased net earnings by $4,479,000 for the nine months ended January 1, 2011 and reduced net earnings by $8,707,000 for the nine months ended December 26, 2009, based on the statutory federal income tax rate.

For the three month period ended January 1, 2011, selling costs as a percentage of sales increased from 2.1% to 2.3% from the same period in the prior year as a result of lower Green Giant Alliance sales which don’t incur brokerage commissions.  For the nine month period ended January 1, 2011, selling costs as a percentage of sales increased from 2.7% to 2.8%.

For the three month period ended January 1, 2011, administrative expense as a percentage of sales decreased from 1.5% to 1.3% from the same period in the prior year.  For the nine month period ended January 1, 2011, administrative expense as a percentage of sales decreased from 2.2% to 2.1% from the same period in the prior year.  Administrative expense decreased for the three and nine month periods ended January 1, 2011 due primarily to higher employment costs in the prior period.

During the nine months ended January 1, 2011, the Company sold some unused fixed assets which resulted in a gain of $172,000.  During the nine months ended December 26, 2009, the Company sold some unused fixed assets which resulted in a gain of $62,000.  In addition, in the nine months ended January 1, 2011, a gain of $632,000 was recorded related the acquisition of Lebanon and is discussed above.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the three months ended January 1, 2011 as a percentage of sales, increased from 0.4% for the three months ended December 26, 2009 to 0.5% for the three months ended January 1, 2011.  This increase was due to higher interest expense related to the Company’s Revolver offset, in part, by the pay-off of the $32.1 million note balance to GMOL.  Interest expense, as a percentage of sales, for the nine month period ended January 1, 2011 was unchanged at 0.7% from the nine month period ended December 26, 2009.

Income Taxes:

The effective tax rate was 27.1% and 37.0% for the nine month periods ended January 1, 2011 and December 26, 2009, respectively.   Of the 9.9 percentage point decrease in the effective tax rate for the current period, the major portion was due to the settlement of an IRS audit for the 2006, 2007 and 2008 tax years during the quarter ended October 2, 2010.  As a result, the Company recorded the tax benefits of those settlements as a reduction to income tax expense of $1.5 million and reductions to unrecognized tax benefits amounting to $5.2 million in the quarter ended October 2, 2010.  The Company is generally no longer subject to U.S. federal income tax examinations for any year before 2009.

Earnings per Share:

Basic earnings per share were $0.94 and $1.53 for the three months ended January 1, 2011 and December 26, 2009, respectively.  Diluted earnings per share were $0.94 and $1.52 for the three months ended January 1, 2011 and December 26, 2009, respectively.  Basic earnings per share were $1.61 and $3.47 for the nine months ended January 1, 2011 and December 26, 2009, respectively. Diluted earnings per share were $1.60 and $3.44 for the nine months ended January 1, 2011 and December 26, 2009, respectively.  For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (in thousands except ratios):

	January 1, 2011	December 26, 2009	March 31, 2010	March 31, 2009
Working capital:
Balance	$294,788	$478,274	$404,610	$332,082
Change during quarter	12,417	71,879	-	-
Long-term debt, less current portion	91,828	293,856	207,924	191,853
Total stockholders' equity per equivalent
common share (see Note)	29.01	27.02	27.43	23.13
Stockholders' equity per common share	29.66	27.97	28.37	28.10
Current ratio	1.90	3.86	3.98	3.13

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 6 of the Notes to Consolidated Financial Statements of the Company’s 2010 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $33.5 million in the first nine months of fiscal 2011, compared to net cash used in operating activities of $55.9 million in the first nine months of fiscal 2010.  The $22.4 million decrease in cash used is primarily attributable to, a $62.8 million decrease in cash used for inventory, and a $5.0 million increase in cash provided by accounts receivable as compared to the first nine months ended December 26, 2009, partially offset an $8.0 million increase in cash used for income taxes as compared to the first nine months ended December 26, 2009, by a $14.3 million decrease in cash provided by accounts payable, accrued expenses and other liabilities as compared to the first nine months ended December 26, 2009, and decreased net earnings of $22.6 million as previously discussed.

As compared to December 26, 2009, inventory decreased $9.9 million excluding the acquisition related increase of $10.3 million. Excluding this acquisition related increase, the components of the inventory decrease reflect a $33.1 million decrease in finished goods (net of off-season), an $8.6 million increase in work in process and a $24.9 million increase in raw materials and supplies.  The finished goods decrease reflects lower inventory quantities attributable to decreased production during the last harvest season partially offset by decreased sales volume as compared to the prior year.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $90.8 million as of the end of the third quarter of 2011 as compared to $99.9 million as of the end of the third quarter of 2010.  The off-season balance increased by $0.5 million, as compared to December 26, 2009, due to the timing of certain expenses.  Refer to the Critical Accounting Policies section of this Form 10-Q for further details on the off-season.

Cash used in investing activities was $34.7 million in the first nine months of fiscal 2011 compared to $14.6 million in the first nine months of fiscal 2010.  The acquisition of Lebanon for $20.3 million in cash in the first nine months of fiscal 2011 was the major reason for this change. Additions to property, plant and equipment were $15.5 million in the first nine months of fiscal 2011 as compared to $14.6 million in first nine months of fiscal 2010.

Cash provided by financing activities was $68.9 million in the first nine months of fiscal 2011, which included borrowings of $319.3 million and the repayment of $255.0 million of long-term debt principally consisting of borrowings and repayments on the Revolver.  There was no new long-term debt.

In connection with the August 18, 2006 acquisition of Signature Fruit Company, LLC, the Company expanded its Revolver from $100 million to $250 million with a five-year term to finance its seasonal working capital requirements.  The interest rate on the Revolver is based on LIBOR or Bank of America’s prime rate plus an applicable margin based on overall Company leverage.  As of January 1, 2011, the interest rate was approximately 1.51% on a balance of $180.1 million.  At January 20, 2011, the interest rate on the Revolver was 1.51% on a balance of $189.3 million.  The Revolver’s maturity date is August 18, 2011, and therefore is now included in Current Portion of Long-Term Debt which is classified as a current liability on the accompanying Condensed Consolidated Balance Sheet.  Previously it was classified as Long-Term Debt.  The Company has begun preliminary discussions with banks regarding renewal of the Revolver and believes that a new Revolver agreement will be implemented on or before the maturity date of the current Revolver.  We believe that cash flows from operations, availability under the Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At January 1, 2011, the Company was in compliance with all such financial covenants.

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

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Investors are cautioned not to place undue reliance on such statements, which speak only as of the date the statements were made.  Among the factors that could cause actual results to differ materially are:

•	general economic and business conditions;
•	cost and availability of commodities and other raw materials such as vegetables, steel and packaging materials;
•	transportation costs;
•	climate and weather affecting growing conditions and crop yields;
•	the availability of financing;
•	leverage and the Company’s ability to service and reduce its debt;
•	foreign currency exchange and interest rate fluctuations;
•	effectiveness of the Company’s marketing and trade promotion programs;
•	changing consumer preferences;
•	competition;
•	product liability claims;
•	the loss of significant customers or a substantial reduction in orders from these customers;
•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental and health and safety regulations; and
•	other risks detailed from time to time in the reports filed by the Company with the SEC.

Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of the filing of this report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

During the nine months ended January 1, 2011, the Company sold $179,243,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $209,760,000 for the nine months ended December 26, 2009.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the revenue recognition criteria required for bill and hold treatment.  During the quarter ended October 2, 2010, the Company received a cash advance from GMOL of $50 million against the corn mandatory purchase which was completed in October 2010 (subsequent to the closing of the second quarter ended October 2, 2010).  This advance did not impact the Condensed Consolidated Statement of Earnings but did reduce the amount of cash received during the third quarter of fiscal 2011 from the sale of finished goods inventory.

The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are accounted for in an inventory account and are included in inventories on the Condensed Consolidated Balance Sheets. Depending on the time of year, the off-season account reflects the excess of absorbed expenses over incurred expenses to date resulting in a credit balance, or the excess of incurred expenses over absorbed expenses to date resulting in a debit balance as well as standard cost differences between prior and current pack.  Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.  All off-season balances are zero at fiscal year end.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 1, 2011, our disclosure controls and procedures were effective.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
	Class A Common	Class B Common	Class A Common	Class B Common
10/01/10 – 10/31/10	-	-	-	-	N/A
11/01/10 – 11/30/10	-	-	-	-	N/A
12/01/10 – 12/31/10	7,200	-	$25.14	-	N/A
Total	7,200	-	$25.14	-	N/A	486,500
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

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
January 27, 2011
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
January 27, 2011
Roland E. Breunig
Chief Financial Officer