Form 10-K
period 2011-03-31
Seneca Foods Corp
filed 2011-05-26
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2011	Commission File Number 0-01989

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

Large accelerated filer Accelerated filer X Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on October 2, 2010 was approximately $261,263,000.

As of May 21, 2011, there were 9,607,809 shares of Class A common stock and 2,127,822 shares of Class B common stock outstanding.

Documents Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2011 (the “2011 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

(2)	Portion of the Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

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

PART I
Item 1

Business

History and Development of Seneca Foods Corporation

SENECA FOODS CORPORATION (the “Company”) is a leading low cost producer and distributor of high quality processed fruits and vegetables.  The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca, Libby’s, Aunt Nellie’s Farm Kitchen, Stokely’s, Read and Diamond A.  The Company packs Green Giant, Le Sueur and other brands of canned vegetables as well as select Green Giant frozen vegetables for General Mills Operations, LLC (“GMOL”) under our long-term Alliance Agreement that was amended and restated during the second quarter of fiscal year 2010.

As of March 31, 2011, the Company’s facilities consisted of 21 processing plants strategically located throughout the United States, two can manufacturing plants, two seed processing operations, a small farming operation and a limited logistical support network.  The Company also maintains warehouses which are generally located adjacent to its processing plants.  The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 62 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby’s brand in 1983, the purchase of General Mills’ Green Giant processing assets and entry into the Alliance Agreement with GMOL in 1995 and the acquisition of Chiquita Processed Foods in 2003.  The Company believes that these acquisitions have enhanced the Company’s leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales.  In August 2006, the Company acquired Signature Fruit Company, LLC, a leading producer of canned fruits located in Modesto, California.  This acquisition allowed the Company to broaden its product offerings to become a leading producer and distributor of canned fruit and to achieve cost advantages through the realization of distribution and other synergies with the Company’s canned vegetable business.  In August 2010, the Company acquired 100% of the partnership interest in Lebanon Valley Cold Storage, LP and the assets of Unilink, LLC (collectively “Lebanon”) from Pennsylvania Food Group, LLC and related entities. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings in the frozen food business; and (2) to take advantage of distribution efficiencies by combining shipments since the customer bases of the Company and Lebanon are similar.

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

Financial Information about Industry Segments

The Company manages its business on the basis of two reportable segments – the primary segment is the processing and sale of fruits and vegetables and the secondary segment is the processing and sale of chip products.  These two segments constitute the food operation.  The food operation constitutes 99% of total sales, of which approximately 72% is canned vegetable processing, 16% is canned fruit processing, 11% is frozen fruit and vegetable processing and 1% is fruit chip processing.  The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 1% of the Company’s total sales.

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

The following table summarizes net sales by major product category for the years ended March 31, 2011, 2010, and 2009:

Classes of similar products/services:	2011	2010	2009
	(In thousands)
Net Sales:
GMOL *	$191,526	$239,622	$231,712
Canned vegetables	692,574	750,751	732,146
Frozen *	86,904	48,320	44,967
Fruit	195,427	200,391	233,897
Snack	10,604	21,287	15,498
Other	17,577	19,739	22,464
Total	$1,194,612	$1,280,110	$1,280,684

* GMOL includes frozen vegetable sales exclusively for GMOL.

Source and Availability of Raw Materials

The Company’s food processing plants are located in major vegetable producing states and in two fruit producing states.  Fruits and vegetables are primarily obtained through supply contracts with independent growers.

Intellectual Property

The Company's most significant brand name, Libby's®, is held pursuant to a trademark license granted to the Company in March 1982 and renewable by the Company every 10 years for an aggregate period expiring in March 2081.  The original licensor was Libby, McNeill & Libby, Inc., then an indirect subsidiary of Nestlé, S. A. ("Nestlé") and the license was granted in connection with the Company's purchase of certain of the licensor's canned vegetable operations in the United States.  Corlib Brands Management, LTD acquired the license from Nestlé during 2006.  The license is limited to vegetables which are shelf-stable, frozen, and thermally processed, and includes the Company's major vegetable varieties – corn, peas and green beans – as well as certain other thermally processed vegetable varieties and sauerkraut.

The Company is required to pay an annual royalty and Corlib Brands may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).  With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans.  A total of $238,000 was paid as a royalty fee for the year ended March 31, 2011.

The Company also sells canned fruits and vegetables, frozen vegetables and other food products under several other brands for which the Company has obtained registered trademarks, including Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Seneca Farms™, and Seneca® and other regional brands.

Seasonal Business

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are somewhat offsetting.  Minimal food processing occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its processing plants.  The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings.  When the seasonal harvesting periods of the Company's major fruits and vegetables are newly completed, inventories for these processed fruits and vegetables are at their highest levels.  For peas, the peak inventory time is mid-summer and for corn, the Company's highest volume vegetable, the peak inventory is in mid-autumn.  For peaches, the Company's highest volume fruit, the peak inventory time is early-autumn.  For pears, the peak inventory is late-summer.   An Off Season Allowance is established during the year to minimize the effect of seasonal production on earnings.  The Off Season Allowance is zero at each fiscal year-end.

These seasonal fluctuations, taking into account the Off Season Allowance, are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended March 31, 2011:
Net sales	$219,942	$275,448	$446,250	$252,972
Gross margin	25,284	19,127	34,514	14,300
Net earnings (loss)	5,275	2,811	11,462	(1,877)
Inventories	467,569	757,783	545,072	455,236
Revolver outstanding	92,126	195,000	180,095	135,763

Year ended March 31, 2010:
Net sales	$230,528	$323,205	$447,027	$279,350
Gross margin	35,937	38,498	48,396	27,456
Net earnings	11,086	12,425	18,606	6,294
Inventories	415,755	728,120	544,694	446,464
Revolver outstanding	68,614	140,384	195,300	111,062

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

During the past year, approximately 10% of the Company’s processed foods sales were packed for retail customers under the Company’s branded labels of Libby’s®, Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Seneca Farms™, and Seneca®.  About 21% of processed foods sales were packed for institutional food distributors and 53% were retail packed under the private label of our customers.  The remaining 16% was sold under the Alliance Agreement with GMOL (see note 12 of Item 8, Financial Statements and Supplementary Data).  Termination of the Alliance Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOL or another major vegetable marketer.  The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top five national brands according to a leading market research firm.

The information under the heading Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report is incorporated by reference.

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

There has been a broad range of proposed and promulgated state, national and international regulations aimed at reducing the effects of climate change.  In the United States, there is a significant possibility that some form of regulation will be forthcoming at the federal level to address the effects of climate change.  Such regulation could result in the creation of additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances.

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

Employment

At our fiscal year end 2011, the Company had approximately 3,400 employees of which 2,900 full time and 400 seasonal employees work in food processing and 100 full time employees work in other activities.  The number increases to approximately 10,000 due to an increase in seasonal employees during our peak pack season.

The Company has six collective bargaining agreements with three unions covering approximately 900 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  Negotiations were recently completed for two collective bargaining agreements that were to expire in calendar 2011.  There are three agreements that will expire in calendar 2012 and one agreement that expires in 2015.

Domestic and Export Sales

The following table sets forth domestic and export sales:

	Fiscal Year
	2011	2010	2009
	(In thousands, except percentages)
Net Sales:
United States	$1,088,036	$1,178,553	$1,175,142
Export	106,576	101,557	105,542
Total Net Sales	$1,194,612	$1,280,110	$1,280,684

As a Percentage of Net Sales:
United States	91.1%	92.1%	91.8%
Export	8.9%	7.9%	8.2%
Total	100.0%	100.0%	100.0%

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

Green Giant products packed by us in fiscal years 2011 and 2010 constituted approximately 16% and 19%, respectively, of our total sales.  Our sales of Green Giant product and financial performance under the Alliance Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and GMOL’s success in marketing the products produced by us.  The ability of GMOL to successfully market these products will depend upon GMOL’s sales efforts as well as the factors described above under “Excess capacity in the fruit and vegetable industry has a downward impact on selling price.”  We cannot give assurance as to the volume of GMOL’s sales and cannot control many of the key factors affecting that volume.  Sales to GMOL declined $60 million, from $252 million to $192 million, between fiscal year 2003 and fiscal year 2011 based on changes in GMOL’s demand for the commodities we produce for them.

Additionally, purchases by the United Sates Department of Agriculture (“USDA”) in fiscal year 2011 represented approximately 4% of our total sales.  The purchase of our products by the USDA is done through the government’s competitive bid process.  We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product.  The government contracting process is complex and subject to numerous regulations and requirements.  Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA.  The government procurement process could also change and result in our inability to meet the new requirements.  Additionally, the government’s need for our products could decrease, which would result in reduced sales to the USDA.

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

At the end of our 2011 fiscal year, we had approximately 3,400 employees of which 2,900 full time and 400 seasonal employees worked in food processing and 100 employees worked in other activities.  During the peak summer harvest period, we hire approximately 6,800 seasonal employees to help process fruits and vegetables.  Many of our processing operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions.  An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

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

As of March 31, 2011, we had approximately $233.0 million of total indebtedness, including various debt agreements and a $136.0 million outstanding balance on our $250.0 million revolving credit facility (“credit facility”).  Scheduled debt service for fiscal 2012 is $142.7 million, which includes the $136.0 million credit facility amount since the credit facility expires in August 2011.   During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our credit facility.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the credit facility would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

The Company is in the process of negotiating a replacement line of credit that is expected to be in place prior to the maturity of the existing Revolver.  Although subject to change, the agreement being negotiated provides for a five-year term, a $250.0 million facility amount that is seasonally adjusted to $350.0 million and interest based upon an agreed upon LIBOR-based spread.  Closing of the new credit facility is subject to normal and customary documentation and closing conditions.  Interest costs under the agreement being negotiated will be greater than under the maturing agreement.  As a result, we are and, expect to be, subject to the risks normally associated with debt financing including that interest rates may rise; that any refinancing will not be on terms as favorable as those of the existing debt; and that we may be unable to refinance or repay the debt as it becomes due.

Failure to comply with the requirements of our debt agreements and credit facility could have a material adverse effect on our business.

Our debt agreements and credit facility contain financial and other restrictive covenants which, among other things, limit our ability to borrow money, including with respect to the refinancing of existing indebtedness. These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions. Failure to comply with the requirements of our credit facility and debt agreements could materially and adversely affect our business, financial condition and results of operations. We have pledged our accounts receivable, inventory and the capital stock or other ownership interests that we own in our subsidiaries to secure the credit facility. If a default occurred and was not cured, secured lenders could foreclose on this collateral.

Risks Relating to Our Stock

Our existing shareholders, if acting together, may be able to exert control over matters requiring shareholder approval.

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to  as our voting preferred stock, are entitled to one vote per share. As of March 31, 2011, holders of Class B common stock and voting preferred stock held 86.7% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2011, our current executive officers and directors, beneficially owned 9.2% of our outstanding shares of Class A common stock, 37.5% of our outstanding shares of Class B common stock and 82.4% of our voting preferred stock, or 46.2% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

The Company uses the Last-In, First-Out (LIFO) method of inventory accounting.  As of March 31, 2011, we had a LIFO reserve of $89.9 million which, at the U.S. corporate tax rate, represents approximately $31.5 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs.  From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed.  Should LIFO be repealed, the $31.5 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some point of time.  Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operation.

Item 1B

Unresolved Staff Comments

The Company does not have any unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

Manufacturing Plants and Warehouses

	Square
	Footage	Acres
	('000)
Food Group
Modesto, California	2,123	114
Buhl, Idaho	489	141
Payette, Idaho	387	43
Princeville, Illinois	267	303
Arlington, Minnesota	264	541
Blue Earth, Minnesota	286	346
Bricelyn, Minnesota	57	7
Glencoe, Minnesota	646	783
LeSueur, Minnesota	181	71
Montgomery, Minnesota	549	1,010
Rochester, Minnesota	1,078	860
Geneva, New York	779	608
Leicester, New York	216	91
Marion, New York	348	181
Lebanon, Pennsylvania	120	13
Dayton, Washington	257	41
Yakima, Washington	122	8
Baraboo, Wisconsin	258	11
Cambria, Wisconsin	412	328
Clyman, Wisconsin	408	571
Cumberland, Wisconsin	228	304
Gillett, Wisconsin	303	105
Janesville, Wisconsin	1,106	302
Mayville, Wisconsin	294	367
Oakfield, Wisconsin	220	2,228
Ripon, Wisconsin	353	75

Non-Food Group
Penn Yan, New York	27	4

Total	11,778	9,456

These facilities primarily process and package various fruit and vegetable products.  Most of the facilities are owned by the Company.  The Company is a lessee under a number of operating leases for equipment and real property used for processing and warehousing.

The Company believes that these facilities are suitable and adequate for the purposes for which they are currently intended.  All locations, although highly utilized, have the ability to expand as sales requirements justify.  Because of the seasonal production cycles, the exact extent of utilization is difficult to measure.  In certain circumstances, the theoretical full efficiency levels are being reached; however, expansion of the number of production days or hours could increase the output by up to 20% for a season.

Certain of the Company’s facilities are mortgaged to financial institutions to secure long-term debt.  See Notes 3, 4 and 5 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s long-term debt and lease commitments.

Item 3

Legal Proceedings

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages, including proceedings involving product liability claims, workers’ compensation and other employee claims, tort and other general liability claims, for which it carries insurance, as well as patent infringement and related litigation. The Company is in a highly regulated industry and is also periodically involved in government actions for regulatory violations and other matters surrounding the manufacturing of its products, including, but not limited to, environmental, employee, and product safety issues. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

On August 2, 2007, the Company received two civil citations from CalOSHA (the California state agency responsible for enforcing occupational safety and health regulations), relating to the accidental death of a warehouse employee at the Company’s Modesto facility on February 5, 2007. The Company appealed the citations to the California Occupational Safety and Health Appeals Board, and a hearing was held in early June 2010.  The result of the hearing was that the citations were modified by agreement with CalOSHA and a civil penalty was imposed and paid by the Company during fiscal year 2011, thereby resolving the issue without a material adverse impact on the Company’s financial position, results of operations, or cash flows.

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

[Removed and Reserved]

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2011 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting.  The 2007 Equity Plan has a 10-year term and authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock.  A total of 3,834 shares were awarded in fiscal year 2008, 4,879 shares were awarded in fiscal year 2009, 3,744 shares were awarded in fiscal year 2010 and 3,760 were awarded in fiscal year 2011 under the terms of the 2007 Equity Plan.  As of March 31, 2011, there were 83,783 shares available for distribution as part of future awards under the 2007 Equity Plan.  No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

Common Stock Performance Graph

Refer to the information in the 2011 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Issuer Purchases of Equity Securities

						Maximum Number (or
						Approximate Dollar
	Total Number of Shares		Average Price Paid per		Total Number of Shares	Value) of Shares that
	Purchased (1)		Share		Purchased as Part of	May Yet Be Purchased
	Class A	Class B	Class A	Class B	Publicly Announced	Under the Plans or
Period	Common	Common	Common	Common	Plans or Programs	Programs
1/01/11 - 1/31/11	11,500	-	$25.70	-	N/A	N/A
2/01/11 - 2/28/11	-	-	$-	-	N/A	N/A
3/01/11 - 3/31/11	13,208	-	$28.05	-	N/A	N/A
Total	24,708	-	$26.95	-	N/A	486,500

(1) These purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan and
the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the Plans.

Item 6

Selected Financial Data

Refer to the information in the 2011 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2011 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2011 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2011 Annual Report, Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm, which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2011. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2011, our internal control over financial reporting is effective based on those criteria.  In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the acquisition of Lebanon, which was completed on August 6, 2010.  The contribution from the Lebanon acquisition represents less than 5% of consolidated revenue for the year ended March 31, 2011 and approximately 4% of consolidated assets as of March 31, 2011.  Refer to Note 2, Acquisitions, to the consolidated financial statements for further discussion of the Lebanon acquisition and their impact on the Company’s consolidated financial statements.

The Company’s independent registered public accountant has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears on the next page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited Seneca Foods Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lebanon, which was acquired on August 6, 2010, and which is included in the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2011, and the related consolidated statements of net earnings, stockholders’ equity, and cash flows for the year then ended. Lebanon constituted 4% of consolidated assets as of March 31, 2011, and less than 5% of consolidated revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Lebanon because of the timing of the acquisition which was completed on August 6, 2010. Our audit of internal control over financial reporting of Seneca Foods Corporation also did not include an evaluation of the internal control over financial reporting of Lebanon.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2011 and 2010, and the related consolidated statements of net earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2011 and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin

May 26, 2011

Changes in Internal Control over Financial Reporting

There was no  change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors” in the Company’s definitive Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on August 4, 2011.  The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2011.

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

Item 11

Executive Compensation

The information included under the following captions in the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “Stock Vested in Fiscal Year 2011,” “Pension Benefits,” “Compensation of Directors” and “Compensation Committee Interlocks.”  The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the 2011 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2011, 2010 and 2009

Consolidated Balance Sheets - March 31, 2011 and 2010

Consolidated Statements of Cash Flows – Years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements – Years ended March 31, 2011, 2010 and 2009

Reports of Independent Registered Public Accounting Firm

Pages

2.	Supplemental Schedule:

Report of Independent Registered Public Accounting Firm on Schedule	18
Schedule II—Valuation and Qualifying Accounts	19

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits:

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation, (incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2010).

3.7	The Company’s Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995)

3.8	Amendment to the Company’s Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated November 6, 2007)

10.1**Second Amended and Restated Alliance Agreement (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009)

10.2**First Amendment to the Second Amended and Restated Alliance Agreement by and among Seneca Foods Corporation and General Mills Operations, LLC dated June 11, 2010 (incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended July 3, 2010)

10.3	Amended and Restated Revolving Credit Agreement dated as of August 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2006)

10.4
First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 20, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended March 31, 2010)

10.5
Second Amendment to Amended and Restated Revolving Credit Agreement dated as of April 28, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended March 31, 2010)

10.6
Third Amendment to Amended and Restated Revolving Credit Agreement dated as of September 28, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended March 31, 2010)

10.7
Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10 to the Company’s Annual report on Form 10-K for the fiscal year ended March 31, 2002)

10.8*	Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.1to the Company’s Registration Statement on Form S-8 (No. 333-166846))

10.9*	Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-166846)

13
The material contained in the 2011 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of BDO USA, LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Indicates management or compensatory agreement

**      Certain provisions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect of such omitted portions

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

The audits referred to in our report dated May 26, 2011 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Form 10-K by reference to the annual report to stockholders for the year ended March 31, 2011, also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP
Milwaukee, Wisconsin

May 26, 2011

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged/	Charged to		Deductions		Balance
	beginning	(credited)	other		from		at end
	of period	to income	accounts		reserve		of period

Year-ended March 31, 2011:
Allowance for doubtful accounts	$354	$(81)	$42	(b)	$(68)	(a)	$247
Income tax valuation allowance	$1,737	$12	$—		$—		$1,749

Year-ended March 31, 2010:
Allowance for doubtful accounts	$426	$17	$—		$(89)	(a)	$354
Income tax valuation allowance	$3,563	$(1,826)	$—		$—		$1,737

Year-ended March 31, 2009:
Allowance for doubtful accounts	$457	$31	$—		$(62)	(a)	$426
Income tax valuation allowance	$3,446	$117	$—		$—		$3,563

(a) Accounts written off, net of recoveries.
(b) Acquired via the Lebanon acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION By /s/Jeffrey L. Van Riper Jeffrey L. Van Riper Vice President, Controller and Secretary (Principal Accounting Officer)	May 26, 2011

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott Arthur S. Wolcott	Chairman and Director	May 26, 2011

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, and Director	May 26, 2011

/s/Roland E. Breunig Roland E. Breunig	Senior Vice President, Chief Financial Officer, and Treasurer	May 26, 2011

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Vice President, Controller and Secretary (Principal Accounting Officer)	May 26, 2011

*	Director	May 26, 2011
Arthur H. Baer

*	Director	May 26, 2011
Robert T. Brady

*	Director	May 26, 2011
John P. Gaylord
*	Director	May 26, 2011
Susan A. Henry

*	Director	May 26, 2011
G. Brymer Humphreys

*	Director	May 26, 2011
Thomas Paulson

*	Director	May 26, 2011
Susan W. Stuart /s/Roland E. Breunig *By Roland E. Breunig, Attorney-in-fact