Form 10-Q
period 2011-07-02
Seneca Foods Corp
filed 2011-08-03
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 2, 2011	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☑ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 29, 2011
Common Stock Class A, $.25 Par	9,609,809
Common Stock Class B, $.25 Par	2,125,822

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets July 2, 2011, July 3, 2010 and March 31, 2011	1

	Condensed Consolidated Statements of Net Earnings Three Months Ended
	July 2, 2011 and July 3, 2010	2

	Condensed Consolidated Statements of Cash Flows Three Months Ended
	July 2, 2011 and July 3, 2010	3

	Condensed Consolidated Statement of Stockholders' Equity	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6	Exhibits	20

SIGNATURES		22

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	July 2,	July 3,	March 31,
	2011	2010	2011
ASSETS

Current Assets:
Cash and Cash Equivalents	$8,738	$6,544	$4,762
Accounts Receivable, Net	60,739	46,928	78,536
Inventories (Note 3):
Finished Goods	178,620	264,606	331,771
Work in Process	10,749	10,112	13,745
Raw Materials and Supplies	158,700	123,700	109,720
Off-Season (Note 4)	83,793	69,151	-
Total Inventories	431,862	467,569	455,236
Refundable Income Taxes	7,715	-	-
Deferred Income Tax Asset, Net	7,492	10,033	7,623
Other Current Assets	17,217	2,555	10,110
Total Current Assets	533,763	533,629	556,267
Property, Plant and Equipment, Net	188,150	179,350	188,012
Other Assets	297	861	429
Total Assets	$722,210	$713,840	$744,708
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$81,610	$87,084	$64,369
Other Accrued Expenses	24,605	33,622	37,238
Accrued Vacation	10,408	10,046	10,215
Accrued Payroll	6,233	6,810	6,685
Income Taxes Payable	-	1,696	489
Current Portion of Long-Term Debt (Note 5)	11,988	6,477	142,559
Total Current Liabilities	134,844	145,735	261,555
Long-Term Debt, Less Current Portion (Note 5)	198,528	187,199	90,060
Deferred Income Taxes, Net	5,619	2,452	3,177
Other Long-Term Liabilities	37,401	38,297	36,084
Total Liabilities	376,392	373,683	390,876
Commitments
Preferred Stock	6,325	6,325	6,325
Common Stock, $.25 Par Value Per Share	2,937	4,118	4,118
Additional Paid-in Capital	91,984	90,705	90,778
Treasury Stock, at cost	(257)	(257)	(257)
Accumulated Other Comprehensive Loss	(14,033)	(15,198)	(13,981)
Retained Earnings	258,862	254,464	266,849
Stockholders' Equity	345,818	340,157	353,832
Total Liabilities and Stockholders’ Equity	$722,210	$713,840	$744,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	July 2,	July 3,
	2011	2010

Net Sales	$259,083	$219,942

Costs and Expenses:
Cost of Product Sold	253,227	194,658
Selling and Administrative	16,104	15,239
Plant Restructuring	54	-
Other Operating Income	(151)	(76)
Total Costs and Expenses	269,234	209,821
Operating (Loss) Income	(10,151)	10,121
Interest Expense, Net	1,786	1,936
(Loss) Earnings Before Income Taxes	(11,937)	8,185

Income Taxes (Benefit) Expense	(3,962)	2,910
Net (Loss) Earnings	$(7,975)	$5,275

(Loss) Earnings Attributable to Common Stock	$(7,708)	$4,792

Basic (Loss) Earnings per Common Share (Note 12)	$(0.66)	$0.43

Diluted (Loss) Earnings per Common Share (Note 12)	$(0.66)	$0.43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended
	July 2, 2011	July 3, 2010
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(7,975)	$5,275
Adjustments to Reconcile Net (Loss) Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	5,574	5,547
Gain on the Sale of Assets	(151)	(76)
Deferred Income Tax Expense (Benefit)	2,606	(634)
Changes in operating assets and liabilities:
Accounts Receivable	17,797	26,532
Inventories	107,167	48,046
Off-Season	(83,793)	(69,151)
Other Current Assets	(7,107)	295
Income Taxes	(8,204)	(4,319)
Accounts Payable, Accrued Expenses
and Other Liabilities	5,489	14,678
Net Cash Provided by Operations	31,403	26,193
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(5,571)	(6,638)
Proceeds from the Sale of Assets	151	76
Net Cash Used in Investing Activities	(5,420)	(6,562)
Cash Flow from Financing Activities:
Long-Term Borrowing	61,477	45,043
Payments on Long-Term Debt	(83,580)	(65,647)
Other	108	108
Dividends	(12)	(12)
Net Cash Used in Financing Activities	(22,007)	(20,508)

Net Increase (Decrease) in Cash and Cash Equivalents	3,976	(877)
Cash and Cash Equivalents, Beginning of the Period	4,762	7,421
Cash and Cash Equivalents, End of the Period	$8,738	$6,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2011	$6,325	$4,118	$90,778	$(257)	$(13,981)	$266,849
Net loss	-	-	-	-	-	(7,975)
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Common stock stated value adjustment (Note 6)	-	(1,181)	1,181	-	-	-
Change in pension and post retirement
benefits adjustment (net of tax $33)	-	-	-	-	(52)	-
Balance July 2, 2011	$6,325	$2,937	$91,984	$(257)	$(14,033)	$258,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2011

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of July 2, 2011 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2011 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended July 3, 2010 have been reclassified to conform to the current period classification.

The results of operations for the period ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.

During the three months ended July 2, 2011, the Company sold $4,310,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $5,574,000 for the three months ended July 3, 2010.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2011 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated.

2.
On August 6, 2010, the Company completed its acquisition of 100% of the partnership interest in Lebanon Valley Cold Storage, LP and the assets of Unilink, LLC (collectively “Lebanon”) from Pennsylvania Food Group, LLC and related entities. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings in the frozen food business; and (2) to take advantage of distribution efficiencies by combining shipments since the customer bases of the Company and Lebanon are similar. The purchase price totaled $20.3 million plus the assumption of certain liabilities. This acquisition was financed with proceeds from our revolving credit facility.  The purchase price to acquire Lebanon was allocated based on the internally developed fair value of the assets and liabilities acquired and an independent valuation of property, plant, and equipment.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2011

The total purchase price of the transaction has been allocated as follows (in thousands):
Current assets	$13.8
Property, plant and equipment	13.9
Bargain purchase gain	(0.7)
Current liabilities	(6.7)
Total	$20.3

3.
The Company implemented the Last-In, First-Out (“LIFO”) inventory valuation method during fiscal 2008.  First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $96.4 million as of the end of the first quarter of fiscal 2012 as compared to $93.6 million as of the end of the first quarter of fiscal 2011.  The LIFO Reserve increased by $6,527,000 in the first three months of fiscal 2012 compared to a decrease of $4,132,000 in the first three months of fiscal 2011.  This reflects the projected impact of increased inflationary cost increases expected in fiscal 2012 versus fiscal 2011.

4.
The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are accounted for in an inventory account and are included in inventories on the Condensed Consolidated Balance Sheets. Depending upon the time of year, the off-season account reflects either the excess of absorbed expenses over incurred expenses to date, resulting in a credit balance, or the excess of incurred expenses over absorbed expenses to date resulting, in a debit balance.  Other than at the end of the first and fourth fiscal quarters of each year, absorbed expenses exceed incurred expenses due to timing of production.  All off-season balances are zero at fiscal year end.

5.
The Company completed the closing of a new five year revolving credit facility (“Revolver”) on July 20, 2011.  Available borrowings under the Revolver total $250,000,000 from April through July and $350,000,000 from August through March.  The Revolver balance as of July 2, 2011 was $115,460,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to its five year term.  At March 31, 2011 the Revolver was classified as Current Portion of Long-Term Debt due to the prior revolving credit agreement’s August 18, 2011 expiration date. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The increases in maximum and average amounts of Revolver borrowings during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 were attributable to the acquisition of Lebanon Valley Cold Storage, LP and the assets of Unilink, LLC discussed in Note 2.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the first quarters of fiscal 2012 and fiscal 2011:

	First Quarter
	2012	2011
	(In thousands)
Reported end of period:
Outstanding borrowings	$115,460	$92,126
Weighted average interest rate	1.19%	1.60%
Reported during the period:
Maximum amount of borrowings	$136,021	$108,610
Average outstanding borrowings	$116,980	$94,798
Weighted average interest rate	1.23%	1.31%

6.
During the three-month period ended July 2, 2011, there were 2,000 shares, or $1,000, of Class B Common Stock (at par), converted to Class A Common Stock.  As permitted under New York Business Corporation Law and pursuant to a Board of Directors resolution, the stated capital adjustment related to common stock of $1,181,000, which originated from a reverse stock-split in 1978, was reclassified to paid-in capital.

7.	The following schedule presents comprehensive income (loss) for the three months ended July 2, 2011 and July 3, 2010:

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(In thousands)
Comprehensive income (loss):
Net (loss) earnings	$(7,975)	$5,275
Change in pension and post retirement benefits
adjustment (net of tax)	(52)	(168)
Total	$(8,027)	$5,107

8.	The net periodic benefit cost for the Company’s pension plan consisted of:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2011

	Three Months Ended
	July 2,	July 3,
(In thousands)	2011	2010
Service Cost	$1,502	$1,300
Interest Cost	1,705	1,637
Expected Return on Plan Assets	(1,957)	(1,844)
Amortization of Actuarial Loss	374	364
Amortization of Transition Asset	(69)	(69)
Net Periodic Benefit Cost	$1,555	$1,388

9.	The following table summarizes the restructuring charges recorded and the accruals established:

	Severance	Other Costs	Total
	(In thousands)
Balance March 31, 2011	$456	$520	$976
First Quarter Charge	54	-	54
Cash payments/write offs	(107)	(407)	(514)
Balance July 2, 2011	$403	$113	$516

10.
During the three months ended July 2, 2011, the Company sold unused fixed assets which resulted in a gain of $151,000 as compared to a gain of $76,000 during the three months ended July 3, 2010.  This gain is included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

11.
Recently Issued Accounting Standards – In January 2010, the Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (“GAAP”) and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact that the adoption of ASU 2011-04 may have on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the current option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Upon adoption of ASU 2011-05, comprehensive income will either be reported in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since ASU 2011-05 just relates to presentation of comprehensive income, we do not believe the adoption of ASU 2011-05 in the first fiscal quarter of 2013 will have any impact on the Company's financial position, results of operations or cash flows.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2011

12.	Earnings per share for the Quarters Ended July 2, 2011 and July 3, 2010 are as follows:

	F I R S T Q U A R T E R
	Fiscal	Fiscal
(Thousands except per share amounts)	2012	2011

Basic

Net (Loss) Earnings	$(7,975)	$5,275
Deduct preferred stock dividends paid	6	6

Undistributed (loss) earnings	(7,981)	5,269
(Loss) earnings attributable to participating preferred	(273)	477

(Loss) earnings attributable to common shareholders	$(7,708)	$4,792

Weighted average common shares outstanding	11,736	11,049

Basic (loss) earnings per common share	$(0.66)	$0.43

Diluted

(Loss) earnings attributable to common shareholders	$(7,708)	$4,792
Add dividends on convertible preferred stock	5	5

(Loss) earnings attributable to common stock on a diluted basis	$(7,703)	$4,797

Weighted average common shares outstanding-basic	11,736	11,049

Additional shares issued related to the equity compensation plan	5	3

Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	11,808	11,119

Diluted (loss) earnings per common share	$(0.66)	$0.43

13.
As required by ASC 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  Long-term debt, including current portion had a carrying amount of $210,516,000 and an estimated fair value of $208,149,000 as of July 2, 2011.  As of March 31, 2011, the carrying amount was $232,619,000 and the estimated fair value was $230,237,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

14.
In June, 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation (ELF).  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and, to date, neither the California Attorney General nor any appropriate district attorney or city attorney, nor any private litigants like ELF, has initiated an action against the Company.  If an action is commenced under Proposition 65, the Company will defend itself vigorously.  As this matter is still at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.  Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 2, 2011

Seneca Foods Corporation (the “Company”) is a leading low cost producer and distributor of high quality processed fruits and vegetables.  The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s Farm Kitchen®, Stokely’s®, Read® Seneca Farms® and Diamond A®.  The Company’s canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 70 countries and federal, state and local governments for school and other food programs.  In addition, the Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for General Mills Operations, LLC (“GMOL”) under a long-term Alliance Agreement.

The Company’s raw product is harvested mainly between June through November. The Company experienced unfavorable growing conditions this summer reflecting a combination of high temperatures and uneven moisture.  These difficult growing conditions unfavorably impacted crop yields and plant recovery rates which resulted in unfavorable manufacturing variances.

Results of Operations:

Sales:

First fiscal quarter 2012 results include net sales of $259.1 million, which represents a 17.8% increase, or $39.1 million, from the first quarter of fiscal 2011.  The increase in sales is attributable to a sales volume increase of $42.8 million, partially offset by lower selling prices/sales mix of $3.7 million. The increase in sales is primarily from a $19.2 million increase in Frozen sales, a $9.3 million increase in Canned Vegetable sales, a $9.6 million increase in Canned Fruit sales and a $0.6 million increase in Snack sales, partially offset by a $1.6 million decrease in GMOL sales.

The following table presents sales by product category:

	Three Months Ended
	July 2,	July 3,
(In millions)	2011	2010
Canned Vegetables	$165.1	$155.8
GMOL*	5.0	6.6
Frozen	28.9	9.7
Fruit Products	51.9	42.3
Snack	3.4	2.8
Other	4.8	2.8
	$259.1	$220.0

*GMOL includes frozen vegetable sales exclusively for GMOL.

Operating Income:

The following table presents components of operating (loss) income as a percentage of net sales:

	Three Months Ended
	July 2,	July 3,
	2011	2010
Gross Margin	2.3%	11.5%

Selling	3.5%	3.6%
Administrative	2.7%	3.3%

Operating (Loss) Income	-3.9%	4.6%

Interest Expense, Net	0.7%	0.9%

For the three month period ended July 2, 2011, gross margin decreased from the prior year quarter from 11.5% to 2.3% due primarily to lower net selling prices (after considering promotions) compared to the prior year, higher unit costs in the current year than the prior year and a LIFO charge in the current year as compared to a credit in prior year.  The LIFO charge for the first quarter ended July 2, 2011 was $6,527,000 as compared to a credit of $4,132,000 for the first quarter ended July 3, 2010 and reflects the impact on the quarter of increased inflationary cost increases expected in fiscal 2012, compared to fiscal 2011.  On an after-tax basis, LIFO increased the net loss by $4,243,000 for the quarter ended July 2, 2011 and increased net earnings by $2,686,000 for the quarter ended July 3, 2010, based on the statutory federal income tax rate.

For the three month period ended July 2, 2011, selling costs as a percentage of sales decreased from 3.6% to 3.5% as a result of lower rate of brokerage commissions on the higher sales in the current period.

For the three month period ended July 2, 2011, administrative expense as a percentage of sales decreased from 3.3% to 2.7% due primarily to the fixed nature of those expenses and the higher sales in the current period.

During the three months ended July 2, 2011, the Company sold unused fixed assets which resulted in a gain of $151,000 as compared to a gain of $76,000 during the three months ended July 3, 2010.  These gains are included in other operating income in the Condensed Consolidated Statements of Net Earnings.

Interest expense, as a percentage of sales, decreased from 0.9% for the quarter ended July 3, 2010 to 0.7% for the quarter ended July 2, 2011. This decrease was due to a lower interest rate on the Company's LIBOR-based Revolver in the  current year period compared to the prior year and decreased long-term debt attributable to scheduled debt payments.

Income Taxes:

The effective tax rate was 33.2% and 35.6% for the three month periods ended July 2, 2011 and July 3, 2010, respectively.   Of the 2.4 percentage point decrease in the effective tax rate for this period, the major portion of this reduction was due to higher state credits in the current year than the prior year and the research and experimentation credits in the current year which, although similar in amount to the prior year, resulted in higher percentage of pre-tax earnings in the current year due to the lower expected pre-tax earnings in the current year than the prior year.

Earnings per Share:

Basic and diluted (loss) earnings per share were $(0.66) and $0.43 for the three months ended July 2, 2011 and July 3, 2010, respectively.  For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	July 2,	July 3,	March 31,	March 31,
(In thousands except ratios)	2011	2010	2011	2010

Working capital:
Balance	$398,919	$387,894	$294,712	$404,610
Change during quarter	104,207	(16,716)
Long-term debt, less current portion	198,528	187,199	90,060	207,924
Total stockholders' equity per equivalent
common share (see Note)	28.30	27.84	28.96	27.43
Stockholders' equity per common share	28.93	28.45	29.61	28.37
Current ratio	3.96	3.66	2.13	3.98

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2011 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $31.4 million in the first three months of fiscal 2012, compared to $26.2 million in the first three months of fiscal 2011.  The $5.2 million increase in cash provided is primarily attributable to a $23.4 million decrease in inventory of in the first three months of fiscal 2012 as compared to $21.1 million increase in inventory in the first three months of fiscal 2011, partially offset by a $3.9 million increase in cash used for income taxes as, a $9.2 million decrease in cash provided by accounts payable, accrued expenses and other liabilities, decreased net earnings of $13.3 million as previously discussed, a $8.7 million decrease in cash provided by accounts receivable and a $7.4 million decrease in cash provided by other current assets all as compared to the first three months of fiscal 2011.

As compared to July 3, 2010, inventory decreased $35.7 million to $431.9 million at July 2, 2011.  The components of the inventory decrease reflect a $71.3 million decrease in finished goods (including off-season), a $0.6 million decrease in work in process and a $35.0 million increase in raw materials and supplies.  The finished goods decrease reflects lower inventory quantities attributable to increased sales volume as compared to the prior year due in part to the timing of the fiscal year 2012 versus fiscal year 2011 pack.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $96.4 million as of the end of the first quarter of 2012 as compared to $93.6 million as of the end of the first quarter of 2011.  Off-season increased by $14.6 million, as compared to July 3, 2010, which was attributable to the delayed timing of the production of certain commodities due to the weather.  Refer to the Critical Accounting Policies section of this Form 10-Q for further details on the off-season.

Cash used in investing activities was $5.4 million in the first three months of fiscal 2012 compared to $6.6 million in the first three months of fiscal 2011.  Additions to property, plant and equipment were $5.6 million in the first three months of fiscal 2012 as compared to $6.6 million in first three months of fiscal 2011.

Cash used in financing activities was $22.0 million in the first three months of fiscal 2012, which included borrowings of $61.5 million and the repayment of $83.6 million of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  Excluding the Revolver, borrowings and repayments during the first three months of fiscal 2012  were zero and $1.8 million, respectively.

The Company completed the closing of a new five year revolving credit facility on July 20, 2011.  Available borrowings on the Revolver totals $250,000,000 from April through July and $350,000,000 from August through March with a maturity date of July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of July 2, 2011, the interest rate was approximately 1.19% on a balance of $115.5 million.  At August 1, 2011, the interest rate on the Revolver was 1.69% on a balance of $134.0 million.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At July 2, 2011, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues are typically higher in the second and third fiscal quarters. This is due in part because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to GMOL at the end of each pack cycle, which typically occurs during these quarters.  GMOL buys the product from the Company at cost plus a specified fee for each equivalent case.  See the Critical Accounting Policies section below for further details.  The Company’s non-Green Giant sales also exhibit seasonality with the third fiscal quarter generating the highest retail sales due to holidays that occur during that quarter.

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

Critical Accounting Policies

In the three months ended July 2, 2011, the Company sold $4,310,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $5,574,000  for the three months ended July 3, 2010.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The seasonal nature of the Company's food processing business results in a timing difference between expenses (primarily overhead expenses) incurred and absorbed into product cost.  These “off-season” variances are accounted for in an inventory account and are included in inventories on the Condensed Consolidated Balance Sheets. Depending upon the time of year, the off-season account reflects the excess of absorbed expenses over incurred expenses to date, resulting in a credit balance, or the excess of incurred expenses over absorbed expenses to date, resulting in a debit balance.  Other than at the end of the first and fourth fiscal quarter of each year, absorbed expenses exceed incurred expenses due to timing of production.  All off-season balances are zero at fiscal year end.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company’s exposure to market risk since March 31, 2011.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 2, 2011, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased (1)		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
4/01/11 –	15,055	-	$28.34	$-	N/A
4/30/11
5/01/11 –	-	-	$-	$-	N/A
5/31/11
6/01/11 –	7,600	2,400	$25.30	$24.05	N/A
6/30/11
Total	22,655	2,400	$27.32	$24.05	N/A	486,500

(1) These purchases were made in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Reserved

Item 5.                          Other Information

None.

Item 6.                          Exhibits

10.1
Second Amended and Restated Loan and Security Agreement dated as of July 20, 2011 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 26, 2011).

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Roland E. Breunig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of cash flows, (iv) consolidated statement of stockholders’ equity and (v) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
August 3, 2011
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
August 3, 2011
Roland E. Breunig
Chief Financial Officer