Form 10-Q
period 2011-10-01
Seneca Foods Corp
filed 2011-10-27
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 1, 2011	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 21, 2011
Common Stock Class A, $.25 Par	9,619,333
Common Stock Class B, $.25 Par	2,120,712

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-October 1, 2011, October 2, 2010 and March 31, 2011	1

	Condensed Consolidated Statements of Net Earnings-Three and Six Months Ended
	October 1, 2011 and October 2, 2010	2

	Condensed Consolidated Statements of Cash Flows-Six Months Ended
	October 1, 2011 and October 2, 2010	3

	Condensed Consolidated Statement of Stockholders' Equity-Six Months Ended	4
	October 1, 2011

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6	Exhibits	20

SIGNATURES		22

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	October 1,	October 2,	March 31,
	2011	2010	2011
ASSETS

Current Assets:
Cash and Cash Equivalents	$10,087	$10,470	$4,762
Accounts Receivable, Net	84,072	75,687	78,536
Loan Receivable (Note 3)	10,000	-	-
Inventories (Note 4):
Finished Goods	631,862	670,462	331,771
Work in Process	10,268	15,703	13,745
Raw Materials and Supplies	91,013	71,618	109,720
Total Inventories	733,143	757,783	455,236
Deferred Income Tax Asset, Net	7,607	7,566	7,623
Refundable Income Taxes	5,529	1,912	-
Other Current Assets	14,564	6,428	10,110
Total Current Assets	865,002	859,846	556,267
Property, Plant and Equipment, Net	186,324	190,922	188,012
Other Assets	1,749	692	429
Total Assets	$1,053,075	$1,051,460	$744,708
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$2,606	$2,719	$-
Accounts Payable	278,690	268,313	64,369
Prepaid Revenue	2,414	52,577	2,407
Accrued Vacation	10,450	10,144	10,215
Accrued Payroll	11,464	7,755	6,685
Other Accrued Expenses	24,684	34,367	34,831
Income Taxes Payable	-	-	489
Current Portion of Long-Term Debt (Note 5)	12,120	201,601	142,559
Total Current Liabilities	342,428	577,476	261,555
Long-Term Debt, Less Current Portion (Note 5)	318,825	93,538	90,060
Deferred Income Taxes	4,680	520	3,177
Other Long-Term Liabilities	38,544	37,026	36,084
Total Liabilities	704,477	708,560	390,876
Commitments
Stockholders' Equity:
Preferred Stock	6,271	6,325	6,325
Common Stock, $.25 Par Value Per Share	2,938	4,118	4,118
Additional Paid-in Capital	92,062	90,728	90,778
Treasury Stock, at cost	(257)	(257)	(257)
Accumulated Other Comprehensive Loss	(14,161)	(15,289)	(13,981)
Retained Earnings	261,745	257,275	266,849
Total Stockholders' Equity	348,598	342,900	353,832
Total Liabilities and Stockholders’ Equity	$1,053,075	$1,051,460	$744,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net Sales	$283,616	$275,448	$542,699	$495,390

Costs and Expenses:
Cost of Product Sold	262,263	256,321	515,490	450,979
Selling and Administrative	15,409	13,854	31,513	29,093
Plant Restructuring	(15)	1,211	39	1,211
Other Operating Income	(18)	(8)	(169)	(84)
Total Costs and Expenses	277,639	271,378	546,873	481,199
Operating Income (Loss)	5,977	4,070	(4,174)	14,191
Interest Expense, Net	1,880	2,240	3,666	4,176
Earnings (Loss) Before Income Taxes	4,097	1,830	(7,840)	10,015

Income Taxes Expense (Benefit)	1,214	(981)	(2,748)	1,929
Net Earnings (Loss)	$2,883	$2,811	$(5,092)	$8,086

Earnings (Loss) Attributable to Common Stock	$2,779	$2,709	$(4,930)	$7,571

Basic Earnings (Loss) per Common Share (Note 12)	$0.24	$0.23	$(0.42)	$0.66

Diluted Earnings (Loss) per Common Share (Note 12)	$0.24	$0.23	$(0.42)	$0.66

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Six Months Ended
	October 1, 2011	October 2, 2010
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(5,092)	$8,086
Adjustments to Reconcile Net (Loss) Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	11,188	11,050
Gain on the Sale of Assets	(169)	(84)
Deferred Income Tax Expense (Benefit)	1,634	(99)
Changes in Operating Assets and Liabilities (Net of Acquisition):
Accounts Receivable	(5,536)	1,188
Inventories	(277,907)	(301,948)
Other Current Assets	(14,454)	(3,375)
Income Taxes	(6,018)	(7,869)
Accounts Payable, Accrued Expenses
and Other Liabilities	211,197	242,173
Net Cash Used in Operations	(85,157)	(50,878)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(9,239)	(9,628)
Proceeds from the Sale of Assets	169	84
Cash Paid for Acquisition (Net of Cash Acquired)	-	(20,348)
Net Cash Used in Investing Activities	(9,070)	(29,892)
Cash Flow from Financing Activities:
Long-Term Borrowing	232,269	242,703
Payments on Long-Term Debt	(133,943)	(161,844)
Borrowings on Notes Payable	2,606	2,719
Other	(1,368)	253
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	99,552	83,819

Net Increase in Cash and Cash Equivalents	5,325	3,049
Cash and Cash Equivalents, Beginning of the Period	4,762	7,421
Cash and Cash Equivalents, End of the Period	$10,087	$10,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2011	$6,325	$4,118	$90,778	$(257)	$(13,981)	$266,849
Net loss	-	-	-	-	-	(5,092)
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	50	-	-	-
Common stock stated value adjustment (Note 6)	-	(1,181)	1,181	-	-	-
Preferred stock conversion (Note 6)	(54)	1	53	-	-	-
Change in pension and post retirement
benefits adjustment (net of tax $115)	-	-	-	-	(180)	-
Balance October 1, 2011	$6,271	$2,938	$92,062	$(257)	$(14,161)	$261,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 1, 2011

1.	Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of October 1, 2011 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2011 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended October 2, 2010 have been reclassified to conform to the current period classification.

The results of operations for the three and six month periods ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year.

In the six months ended October 1, 2011, the Company sold $32,897,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $39,247,000 for the six months ended October 2, 2010.    Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.  In addition, during the quarter ended October 2, 2010, the Company received a cash advance from GMOL of $50 million against the corn mandatory purchase which was completed in October 2010 (subsequent to the closing of the second quarter ended October 2, 2010).  This advance is included in Prepaid Revenue on the October 2, 2010 Condensed Consolidated Balance Sheet and did not impact the Condensed Consolidated Statement of Earnings.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.  In addition, the following accounting policy is new to this fiscal year based on an asset acquired during fiscal year 2012:

Loan Receivable - Loan Receivable is stated as the sum of (i) the unpaid principal balance owing to the Company under the Allens Credit Facility described in footnote 3 below, plus (ii) any remaining balance of the Company's total $10.0 million Loan Commitment which has been pre-funded by the Company's deposit of such remaining balance in an account maintained by the administrative agent for the Allens Credit Facility.  Interest income is recognized in the period in which it is earned.  The Company assesses impairment of the Loan Receivable whenever there is an indicator of impairment.

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

3.
During the quarter ended October 1, 2011, the Company acquired $10.0 million of the lending commitments (the "Loan Commitment") made by various lenders under the Third Amended and Restated Credit Agreement dated July 29, 2011 by and among Allens, Inc. ("Allens"), Bank of America, N.A. as administrative agent and letter of credit issuer, and various other lenders (the "Allens Credit Facility"), and thus became a co-lender under the Allens Credit Facility.  Upon the closing of such transaction, the Company advanced a total of $10.0 million to fund (i) the Company's then current portion of total advances made to Allens under the Credit Agreement and (ii) the balance of the Company's $10.0 million Loan Commitment.  Pursuant to arrangements established at such time, any portion of the Company's $10.0 million Loan Commitment that is not advanced to Allens by Bank of America, N.A. (in its capacity as administrative agent under the Allens Credit Facility) from time to time is deposited in an account maintained by such administrative agent and used by the administrative agent to fund the Company's Loan Commitment. The Company acquired the Loan Commitment in connection with negotiations between the Company and Allens concerning the Company's possible acquisition of Allens through a merger transaction.  Although the Company and Allens are no longer pursuing such potential acquisition, the Company remains a co-lender under the Allens Credit Facility.  All of Allens' obligations under the Allens Credit Facility, including those owing to the Company, are due to mature on March 30, 2012.  The Company has no indication that Allens' obligations to the Company arising under the Allens Credit Facility are impaired.  The Company accesses loan quality by monitoring Allens compliance with their loan covenants.  Such obligations are included in Loan Receivable in the October 1, 2011 Condensed Consolidated Balance Sheet.

4.
First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $109.2 million as of the end of the second quarter of fiscal 2012 as compared to $93.0 million as of the end of the second quarter of fiscal 2011.  The change in the LIFO Reserve for the three months ended October 1, 2011 was an increase of $12,754,000 as compared to a reduction of $645,000 for the three months ended October 2, 2010.  The LIFO Reserve increased by $19,281,000 in the first six months of fiscal 2012 compared to a decrease of $4,777,000 in the first six months of fiscal 2011.  This reflects the projected impact of increased inflationary cost increases expected in fiscal 2012 versus fiscal 2011.

5.
The Company completed the closing of a new five year revolving credit facility (“Revolver”) on July 20, 2011.  Available borrowings under the Revolver total $250,000,000 from April through July and $350,000,000 from August through March.  The Revolver balance as of October 1, 2011 was $237,413,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to its five year term.  At October 2, 2010 and March 31, 2011 the Revolver was classified as Current Portion of Long-Term Debt due to the prior revolving credit agreement’s August 18, 2011 expiration date. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The increases in average amounts of Revolver borrowings during the year-to-date period of fiscal 2012 compared to the year-to-date period of fiscal 2011 were attributable to the acquisition of Lebanon Valley Cold Storage, LP and the assets of Unilink, LLC discussed in Note 2.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the second quarter and year-to-date periods of fiscal 2012 and fiscal 2011:

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$237,413	$195,000	$237,413	$195,000
Weighted average interest rate	1.73%	1.51%	1.73%	1.51%
Reported during the period:
Maximum amount of borrowings	$243,067	$207,262	$243,067	$207,262
Average outstanding borrowings	159,968	150,550	138,240	122,222
Weighted average interest rate	1.62%	1.56%	1.47%	1.46%

6.
During the six-month period ended October 1, 2011, there were 7,000 shares, or $2,000, of Class B Common Stock (at par), converted to Class A Common Stock and there were 4,000 shares, or $54,000 of Participating Preferred Stock, also converted to Class A Common Stock. As permitted under New York Business Corporation Law and pursuant to a Board of Directors resolution, the stated capital adjustment related to common stock of $1,181,000, which originated from a reverse stock-split in 1978, was reclassified to paid-in capital during the quarter ended July 2, 2011.

7.	The following schedule presents comprehensive income (loss) for the six months ended October 1, 2011 and October 2, 2010:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 1, 2011

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Comprehensive income (loss):
Net earnings (loss)	$2,883	$2,811	$(5,092)	$8,086
Change in pension and post retirement benefits
adjustment (net of tax)	(128)	(91)	(180)	(259)
Total	$2,755	$2,720	$(5,272)	$7,827

8.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Service Cost	$1,500	$1,300	$3,002	$2,600
Interest Cost	1,705	1,637	3,410	3,274
Expected Return on Plan Assets	(1,957)	(1,843)	(3,914)	(3,687)
Amortization of Actuarial Loss	375	363	749	727
Amortization of Transition Asset	(69)	(69)	(138)	(138)
Net Periodic Benefit Cost	$1,554	$1,388	$3,109	$2,776

No contributions were required or made in the three and six month periods ended October 1, 2011 and October 2, 2010.

9.	The following table summarizes the restructuring charges recorded and the accruals established:

	Severance	Other Costs	Total
	(In thousands)
Balance March 31, 2011	$456	$520	$976
First Quarter Charge	54	-	54
Second Quarter (Credit) Charge	(19)	4	(15)
Cash payments/write offs	(187)	(524)	(711)
Balance October 1, 2011	$304	$-	$304

During the second quarter of fiscal 2011, the Company implemented workforce reductions at its plants in Buhl, Idaho and Mayville, Wisconsin and certain other locations that resulted in a restructuring charge of $1,211,000 for severance costs.

10.
During the six months ended October 1, 2011, the Company sold unused fixed assets which resulted in a gain of $169,000 as compared to a gain of $84,000 during the six months ended October 2, 2010.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

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

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by ASU 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables.  The Company is required to include any applicable disclosures in its interim and annual financial statements for periods on or after December 15, 2010.  See Note 3.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (“GAAP”) and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The specific requirement to present items that are reclassified from other comprehensive income to net earnings alongside their respective components of net earnings and other comprehensive income has been deferred. Therefore, those requirements will not be effective for the Company for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company is currently assessing the potential impact that the adoption of ASU 2011-04 may have on the Company’s financial position and results of operations.

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

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 1, 2011

12.	Earnings per share for the Quarters and Year-to-Date Ended October 1, 2011 and October 2, 2010 are as follows:

	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Basic

Net earnings (loss)	$2,883	$2,811	$(5,092)	$8,086
Deduct preferred stock dividends paid	6	6	12	12

Undistributed earnings (loss)	2,877	2,805	(5,104)	8,074
Earnings (loss) attributable to participating preferred	98	96	(174)	503

Earnings (loss) attributable to common shareholders	$2,779	$2,709	$(4,930)	$7,571

Weighted average common shares outstanding	11,737	11,736	11,736	11,392

Basic earnings per common share	$0.24	$0.23	$(0.42)	$0.66

Diluted

Earnings (loss) attributable to common shareholders	$2,779	$2,709	$(4,930)	$7,571
Add dividends on convertible preferred stock	5	5	10	10

Earnings (loss) attributable to common stock on a diluted basis	$2,784	$2,714	$(4,920)	$7,581

Weighted average common shares outstanding-basic	11,737	11,736	11,736	11,392
Additional shares issuable related to the
equity compensation plan	4	4	4	4
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	11,808	11,807	11,807	11,463

Diluted earnings (loss) per common share	$0.24	$0.23	$(0.42)	$0.66

13.
As required by ASC 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  Long-term debt, including current portion had a carrying amount of $330,945,000 and an estimated fair value of $328,152,000 as of October 1, 2011.  As of March 31, 2011, the carrying amount was $232,619,000 and the estimated fair value was $230,237,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

14.
In June, 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation (ELF).  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and, to date, the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company.  However, the private litigant ELF, filed a private civil action against 28 companies, including Seneca Foods Corporation, and other unnamed defendants on September 28, 2011, in Alameda County Superior Court in California. Service of the action on the Company will be effective on November 2, 2011.  With the commencement of an action under Proposition 65, the Company will defend itself vigorously.  As this matter is still at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.  Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

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

16.
During the second quarter of fiscal 2012, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.  As of October 1, 2011, these interim notes had not been converted into operating leases since the equipment was not delivered.  These notes, which total $2,606,000 as of October 1, 2011, are included in notes payable in the accompanying Condensed Consolidated Balance Sheets.  These notes are expected to be converted into operating leases by the end of Company’s current fiscal year.

Similarly, during the second quarter of fiscal 2011, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.  As of October 2, 2010, these interim notes had not been converted into operating leases since the equipment was not delivered.  These notes, which total $2,719,000 as of October 2, 2010, are also included in notes payable in the accompanying Condensed Consolidated Balance Sheets.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 1, 2011

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

Results of Operations:

Sales:

Second fiscal quarter 2012 results include net sales of $283.6 million, which represents a 3.0% increase, or $8.1 million, from the second quarter of fiscal 2011.  The increase in sales is attributable to increased selling prices and more favorable sales mix of $24.5 million partially offset by a sales volume reduction of $16.4 million. The increase in sales is primarily from an $11.8 million increase in Canned Vegetable sales due to increased net unit selling prices and a $3.0 million increase in Frozen sales as a result of the Lebanon acquisition, partially offset by a $5.0 million decrease in Green Giant Alliance sales and a $1.5 million decrease in Fruit sales.

Six months ended October 1, 2011 results include net sales of $542.7 million, which represents a 9.5% increase, or $47.3 million, from the six months ended October 2, 2010.  The increase in sales is attributable to increased selling prices and more favorable sales mix of $23.9 million and a sales volume increase of $23.4 million. The increase in sales is primarily from a $22.1 million increase in Frozen sales as a result of the Lebanon acquisition, a $21.4 million increase in Canned Vegetable sales due to increased net unit selling prices and volume, and an $8.2 million increase in Fruit sales, partially offset by a $6.2 million decrease in Green Giant Alliance sales.

The following table presents sales by product category (in millions):

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 1, 2011

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Canned Vegetables	$171.4	$159.6	$336.4	$315.0
GMOL*	36.6	41.6	42.0	48.2
Frozen	22.4	19.4	51.3	29.2
Fruit Products	47.0	48.5	98.9	90.7
Snack	3.1	3.2	6.6	5.9
Other	3.1	3.2	7.5	6.4
	$283.6	$275.5	$542.7	$495.4

*GMOL includes frozen vegetable sales exclusively for GMOL.

Operating Income:

The following table presents components of operating income (loss) as a percentage of net sales:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Gross Margin	7.5%	6.9%	5.0%	9.0%

Selling	3.0%	2.9%	3.2%	3.2%
Administrative	2.4%	2.1%	2.6%	2.7%
Plant Restructuring	-%	0.4%	-%	0.2%

Operating Income (Loss)	2.1%	1.5%	-0.8%	2.9%

Interest Expense, Net	0.7%	0.8%	0.7%	0.8%

For the three month period ended October 1, 2011, the gross margin increased from the prior year quarter from 6.9% to 7.5% due primarily to higher net selling prices (after considering promotions) compared to the prior year which was partially offset by a LIFO charge in the current year as compared to a credit in prior year.  The LIFO charge for the second quarter ended October 1, 2011 was $12,754,000 as compared to a credit of $645,000 for the second quarter ended October 2, 2010 and reflects the impact on the quarter of increased inflationary cost increases expected in fiscal 2012, compared to fiscal 2011.  On an after-tax basis, LIFO reduced net earnings by $8,290,000 for the quarter ended October 1, 2011 and increased net earnings by $419,000 for the quarter ended October 2, 2010, based on the statutory federal income tax rate.

For the six month period ended October 1, 2011, the gross margin decreased from the prior year period from 9.0% to 5.0% due primarily to a LIFO charge in the current year as compared to a credit in prior year and lower net selling prices (after considering promotions) compared to the prior year end.  The LIFO charge for the six months ended October 1, 2011 was $19,281,000 as compared to a credit of $4,777,000 for the six months ended October 2, 2010 and reflects the impact on the six months of increased inflationary cost increases expected in fiscal 2012, compared to fiscal 2011.  On an after-tax basis, LIFO reduced net earnings by $12,533,000 for the six months ended October 1, 2011 and increased net earnings by $3,105,000 for the six months ended October 2, 2010, based on the statutory federal income tax rate.

For the three month period ended October 1, 2011, selling costs as a percentage of sales increased from 2.9% to 3.0% for the same period in the prior year.  For the six month period ended October 1, 2011, selling costs as a percentage of sales was unchanged at 3.2%.

For the three month period ended October 1, 2011, administrative expense as a percentage of sales increased from 2.1% to 2.4% due primarily to higher employment costs in the current period.  For the six month period ended October 1, 2011, administrative expense as a percentage of sales decreased from 2.7% to 2.6% due primarily to sales increasing at a higher rate than these expenses in the current period.

During the six months ended October 1, 2011, the Company sold some unused fixed assets which resulted in a gain of $169,000.  During the six months ended October 2, 2010, the Company sold some unused fixed assets which resulted in a gain of $84,000. These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the second quarter and six months ended October 1, 2011, as a percentage of sales, decreased from 0.8% to 0.7% from the second quarter and six months ended October 2, 2010.  This decrease was due to the income and fees earned on the Allens Credit Facility and decreased long-term debt attributable to scheduled debt payments partially offset, in part, by higher interest expense related to the Company’s Revolver.

Income Taxes:

The effective tax rate was 35.1% and 19.3% for the six month periods ended October 1, 2011 and October 2, 2010, respectively.   Of the 15.8 percentage point increase in the effective tax rate for this period, the major portion was due to the settlement of an IRS audit for the 2006, 2007 and 2008 tax years during the quarter ended October 2, 2010.  As a result, the Company was able to record the tax benefits of those settlements as reductions to income tax expense of $1.5 million and reductions to unrecognized tax benefits amounting to $5.2 million in the quarter ended October 2, 2010.  The Company is generally no longer subject to U.S. federal income tax examinations for any year before 2009.

Earnings per Share:

Basic and diluted earnings per share were $0.24 and $0.23 for the three months ended October 1, 2011 and October 2, 2010, respectively.  Basic and diluted earnings per share were $(0.42) and $0.66 for the six months ended October 1, 2011 and October 2, 2010, respectively.  For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 1, 2011

	October 1,	October 2,	March 31,	March 31,
	2011	2010	2011	2010

Working capital:
Balance	$522,574	$282,370	$294,712	$404,610
Change during quarter	123,655	(105,524)
Long-term debt, less current portion	318,825	93,538	90,060	207,924
Total stockholders' equity per equivalent
common share (see Note)	28.53	28.06	28.96	27.43
Stockholders' equity per common share	29.16	28.68	29.61	28.37
Current ratio	2.53	1.49	2.13	3.98

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2011 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $85.2 million in the first six months of fiscal 2012, compared to $50.9 million in the first six months of fiscal 2011.  The $34.3 million increase in cash used is primarily attributable to a $277.9 million increase in inventory in the first six months of fiscal 2012 as compared to $301.9 million increase in inventory in the first six months of fiscal 2011, partially offset by a $31.0 million decrease in cash provided by accounts payable, accrued expenses and other liabilities, decreased net earnings of $13.2 million as previously discussed, a $6.7 million decrease in cash provided by accounts receivable and a $11.1 million increase in cash used by other current assets, which is primarily for funding the $10.0 million Allens Credit Facility discussed above, all as compared to the first six months of fiscal 2011.

As compared to October 2, 2010, inventory decreased $24.6 million to $733.1 million at October 1, 2011.  The components of the inventory decrease reflect a $38.6 million decrease in finished goods, a $5.4 million decrease in work in process and a $19.4 million increase in raw materials and supplies.  The finished goods decrease reflects lower inventory quantities attributable to increased sales volume as compared to the prior year due in part to the lower pack in fiscal year 2012 versus fiscal year 2011.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $109.2 million as of the end of the second quarter of 2012 as compared to $93.0 million as of the end of the second quarter of 2011.

Cash used in investing activities was $9.1 million in the first six months of fiscal 2012 compared to $29.9 million in the first six months of fiscal 2011.  The acquisition of Lebanon for $20.3 million in cash in the first six months of fiscal 2011 was the major reason for this change.  Additions to property, plant and equipment were $9.2 million in the first six months of fiscal 2012 as compared to $9.6 million in first six months of fiscal 2011.

Cash provided by financing activities was $99.6 million in the first six months of fiscal 2012, which included borrowings of $232.3 million and the repayment of $133.9 million of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  Excluding the Revolver, borrowings and repayments during the first six months of fiscal 2012 were zero and $1.8 million, respectively.

The Company completed the closing of a new five year revolving credit facility on July 20, 2011.  Available borrowings on the Revolver total $250,000,000 from April through July and $350,000,000 from August through March with a maturity date of July 20, 2016.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of October 1, 2011, the interest rate was approximately 1.73% on a balance of $237.4 million.  At October 21, 2011, the interest rate on the Revolver was 1.74% on a balance of $187.1 million.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At October 1, 2011, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the six months ended October 1, 2011, the Company sold $32,897,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $39,247,000 for the six months ended October 2, 2010.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.  In addition, during the quarter ended October 2, 2010, the Company received a cash advance from GMOL of $50 million against the corn mandatory purchase which was completed in October 2010 (subsequent to the closing of the second quarter ended October 2, 2010).  This advance is included in Prepaid Revenue on the Condensed Consolidated Balance Sheet and did not impact the Condensed Consolidated Statement of Earnings.

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

The Company assesses its long-lived assets for impairment whenever there is an indicator of impairment. Property, plant, and equipment are depreciated over their assigned lives. The assigned lives and the projected cash flows used to test impairment are subjective. If actual lives are shorter than anticipated or if future cash flows are less than anticipated, a future impairment charge or a loss on disposal of the assets could be incurred. Impairment losses are evaluated if the estimated undiscounted value of the cash flows is less than the carrying value. If such is the case, a loss is recognized when the carrying value of an asset exceeds its fair value.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 1, 2011, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased (1)		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
7/01/11 –	-	-		-	N/A
7/31/11
8/01/11 –	-	-	-	-	N/A
8/31/11
9/01/11 –	22,225	-	$19.37	-	N/A
9/30/11
Total	22,225	-	$19.37	-	N/A	486,500

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
101
The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the quarter and year-to-date periods ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of cash flows, (iv) consolidated statement of stockholders’ equity and (v) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
October 27, 2011
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
October 27, 2011
Roland E. Breunig
Chief Financial Officer