Form 10-Q
period 2011-12-31
Seneca Foods Corp
filed 2012-01-27
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2011	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 20, 2012
Common Stock Class A, $.25 Par	9,594,533
Common Stock Class B, $.25 Par	2,120,712

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 31,	January 1,	March 31,
	2011	2011	2011
ASSETS

Current Assets:
Cash and Cash Equivalents	$11,218	$8,115	$4,762
Accounts Receivable, Net	74,678	55,654	78,536
Loan Receivable (Note 3)	10,000	-	-
Inventories (Note 4):
Finished Goods	435,933	440,491	331,771
Work in Process	15,541	19,397	13,745
Raw Materials and Supplies	86,389	85,184	109,720
Total Inventories	537,863	545,072	455,236
Deferred Income Tax Asset, Net	7,996	7,382	7,623
Other Current Assets	8,205	7,268	10,110
Total Current Assets	649,960	623,491	556,267
Property, Plant and Equipment, Net	185,237	190,136	188,012
Other Assets	1,653	560	429
Total Assets	$836,850	$814,187	$744,708
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$3,555	$4,188	$-
Accounts Payable	89,588	82,574	64,369
Accrued Payroll	6,061	3,718	6,685
Prepaid Revenue	2,006	2,482	2,407
Accrued Vacation	10,308	9,949	10,215
Other Accrued Expenses	27,719	35,684	34,831
Income Taxes Payable	2,452	3,293	489
Current Portion of Long-Term Debt (Note 5)	12,257	186,815	142,559
Total Current Liabilities	153,946	328,703	261,555
Long-Term Debt, Less Current Portion (Note 5)	285,910	91,828	90,060
Deferred Income Taxes, Net	8,739	1,676	3,177
Other Long-Term Liabilities	21,363	37,586	36,084
Total Liabilities	469,958	459,793	390,876
Commitments
Stockholders' Equity:
Preferred Stock	6,271	6,325	6,325
Common Stock, $.25 Par Value Per Share	2,938	4,118	4,118
Additional Paid-in Capital	92,088	90,753	90,778
Treasury Stock, at cost	(785)	(257)	(257)
Accumulated Other Comprehensive Loss	(13,884)	(15,271)	(13,981)
Retained Earnings	280,264	268,726	266,849
Total Stockholders' Equity	366,892	354,394	353,832
Total Liabilities and Stockholders’ Equity	$836,850	$814,187	$744,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011

Net Sales	$447,918	$446,250	$990,617	$941,640

Costs and Expenses:
Cost of Product Sold	397,881	411,736	913,371	862,715
Selling and Administrative	19,195	15,913	50,708	45,006
Plant Restructuring	-	109	39	1,320
Other Operating Income	(707)	(720)	(876)	(804)
Total Costs and Expenses	416,369	427,038	963,242	908,237
Operating Income	31,549	19,212	27,375	33,403
Interest Expense, Net	2,164	2,414	5,830	6,590
Earnings Before Income Taxes	29,385	16,798	21,545	26,813

Income Taxes	10,855	5,336	8,107	7,265
Net Earnings	$18,530	$11,462	$13,438	$19,548

Earnings Attributable to Common Stock	$17,897	$11,064	$12,964	$18,497

Basic Earnings per Common Share (Note 12)	$1.53	$0.94	$1.10	$1.61

Diluted Earnings per Common Share (Note 12)	$1.52	$0.94	$1.10	$1.60

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Nine Months Ended
	December 31, 2011	January 1, 2011
Cash Flows from Operating Activities:
Net Earnings	$13,438	$19,548
Adjustments to Reconcile Net Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	16,874	16,755
Gain on the Sale of Assets	(876)	(172)
Deferred Income Tax Expense	5,127	1,241
Changes in Operating Assets and Liabilities (Net of Acquisition):
Accounts Receivable	3,858	21,221
Inventories	(82,627)	(88,317)
Other Current Assets	(8,140)	(4,275)
Income Taxes	1,963	(2,676)
Accounts Payable, Accrued Expenses
and Other Liabilities	2,389	3,151
Net Cash Used in Operations	(47,994)	(33,524)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(13,736)	(15,538)
Proceeds from the Sale of Assets	921	1,203
Cash Paid for Acquisition (Net of Cash Acquired)	-	(20,348)
Net Cash Used in Investing Activities	(12,815)	(34,683)
Cash Flow from Financing Activities:
Long-Term Borrowing	358,609	319,344
Payments on Long-Term Debt	(293,061)	(254,981)
Borrowings on Notes Payable	3,555	4,188
Other	(1,298)	362
Purchase of Treasury Stock	(528)	-
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	67,265	68,901

Net Increase in Cash and Cash Equivalents	6,456	694
Cash and Cash Equivalents, Beginning of the Period	4,762	7,421
Cash and Cash Equivalents, End of the Period	$11,218	$8,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2011	$6,325	$4,118	$90,778	$(257)	$(13,981)	$266,849
Net earnings	-	-	-	-	-	13,438
Cash dividends
on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	76	-	-	-
Common stock stated value adjustment (Note 6)	-	(1,181)	1,181	-	-	-
Preferred stock conversion (Note 6)	(54)	1	53	-	-	-
Purchase treasury stock	-	-	-	(528)	-	-
Change in pension and post retirement
benefits adjustment (net of tax $62)	-	-	-	-	97	-
Balance December 31, 2011	$6,271	$2,938	$92,088	$(785)	$(13,884)	$280,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2011

1.	Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 31, 2011 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2011 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended January 1, 2011 have been reclassified to conform to the current period classification.

The results of operations for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

In the nine months ended December 31, 2011, the Company sold $150,981,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $179,243,000  for the nine months ended January 1, 2011.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.  In addition, the following accounting policy is new to this fiscal year based on an asset acquired during fiscal year 2012:

Loan Receivable - Loan Receivable is stated as the sum of (i) the unpaid principal balance owing to the Company under the Allens Credit Facility described in footnote 3 below, plus (ii) any remaining balance of the Company's total $10.0 million Loan Commitment which has been pre-funded by the Company's deposit of such remaining balance in an account maintained by the administrative agent for the Allens Credit Facility.  Interest income is recognized in the period in which it is earned.  The Company assesses impairment of the Loan Receivable whenever there is an indicator of impairment, but not less than quarterly.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2011 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

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

The total purchase price of the transaction has been allocated as follows (in millions):
Current assets	$13.8
Property, plant and equipment	13.9
Bargain purchase gain	(0.6)
Current liabilities	(6.8)
Total	$20.3

During the quarter ended January 1, 2011, the Company recorded a $632,000 gain as a result of the estimated fair market value of the assets acquired exceeding the purchase price.  This gain is included in other operating income on the Unaudited Condensed Consolidated Statements of Net Earnings.

3.
During the quarter ended October 1, 2011, the Company acquired $10.0 million of the lending commitments (the "Loan Commitment") made by various lenders under the Third Amended and Restated Credit Agreement dated July 29, 2011 by and among Allens, Inc. ("Allens"), Bank of America, N.A. as administrative agent and letter of credit issuer, and various other lenders (the "Allens Credit Facility"), and thus became a co-lender under the Allens Credit Facility.  Upon the closing of such transaction, the Company advanced a total of $10.0 million to fund (i) the Company's then current portion of total advances made to Allens under the Credit Agreement and (ii) the balance of the Company's $10.0 million Loan Commitment.  Pursuant to arrangements established at such time, any portion of the Company's $10.0 million Loan Commitment that is not advanced to Allens by Bank of America, N.A. (in its capacity as administrative agent under the Allens Credit Facility) from time to time is deposited in an account maintained by such administrative agent and used by the administrative agent to fund the Company's Loan Commitment. The Company acquired the Loan Commitment in connection with negotiations between the Company and Allens concerning the Company's possible acquisition of Allens through a merger transaction.  Although the Company and Allens are no longer pursuing such potential acquisition, the Company remains a co-lender under the Allens Credit Facility.  All of Allens' obligations under the Allens Credit Facility, including those owing to the Company, are due to mature on March 30, 2012.  The Company has no indication that Allens' obligations to the Company arising under the Allens Credit Facility are impaired.  The Company routinely assesses the loan for possible impairment.  Such obligations are included in Loan Receivable in the December 31, 2011 Condensed Consolidated Balance Sheet.

4.
First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $119.9 million as of the end of the third quarter of fiscal 2012 as compared to $90.8 million as of the end of the third quarter of fiscal 2011.  The change in the LIFO Reserve for the three months ended December 31, 2011 was an increase of $10,774,000 as compared to a reduction of $2,113,000 for the three months ended January 1, 2011.  The change in the LIFO Reserve for the nine months ended December 31, 2011 was an increase of $30,055,000 as compared to a reduction of $6,890,000 for the nine months ended January 1, 2011.  This reflects the projected impact of inflationary cost increases expected in fiscal 2012 versus fiscal 2011.

5.
The Company completed the closing of a new five year revolving credit facility (“Revolver”) on July 20, 2011.  Available borrowings under the Revolver total $250,000,000 from April through July and $350,000,000 from August through March.  The Revolver balance as of December 31, 2011 was $206,346,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to its five year term.  At March 31, 2011 and January 1, 2011 the Revolver was classified as Current Portion of Long-Term Debt due to the prior revolving credit agreement’s August 18, 2011 expiration date. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The increase in average amounts of Revolver borrowings during the year-to-date period of fiscal 2012 compared to the year-to-date period of fiscal 2011 was attributable to the $15,400,000 contribution to the pension plan during the quarter ended December 31, 2011 discussed in Note 8.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date periods of fiscal 2012 and fiscal 2011:

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$206,346	$180,095	$206,346	$180,095
Weighted average interest rate	1.89%	1.51%	1.89%	1.51%
Reported during the period:
Maximum amount of borrowings	$268,363	$205,295	$268,363	$207,262
Average outstanding borrowings	215,397	188,103	163,772	143,943
Weighted average interest rate	1.78%	1.51%	1.61%	1.48%

6.
During the nine-month period ended December 31, 2011, there were 7,110 shares, or $2,000, of Class B Common Stock (at par), converted to Class A Common Stock and there were 4,454 shares, or $54,000 of Participating Preferred Stock, also converted to Class A Common Stock.  During the three-month period ended December 31, 2011, the Company purchased 24,840 or $528,000 of Class A Common Stock as Treasury Stock.  As permitted under New York Business Corporation Law and pursuant to a Board of Directors resolution, the stated capital adjustment related to common stock of $1,181,000, which originated from a reverse stock-split in 1978, was reclassified to paid-in capital during the quarter ended July 2, 2011.

7.	The following schedule presents comprehensive income for the three and nine months ended December 31, 2011 and January 1, 2011:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
	(In thousands)
Comprehensive income (loss):
Net earnings	$18,530	$11,462	$13,438	$19,548
Change in 401(k) stock adjustment (net of tax)	278	18	97	(241)
Change in pension and post retirement benefits
Total	$18,808	$11,480	$13,535	$19,307

8.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
	(In thousands)

Service Cost	$761	$1,300	$3,763	$3,900
Interest Cost	1,705	1,637	5,115	4,911
Expected Return on Plan Assets	(1,957)	(1,844)	(5,871)	(5,531)
Amortization of Actuarial Loss	374	364	1,123	1,091
Amortization of Transition Asset	(69)	(69)	(207)	(207)
Net Periodic Benefit Cost	$814	$1,388	$3,923	$4,164

A contribution of $15,400,000 was made to the Pension Plan during the three month period ended December 31, 2011.  No contributions were required or made in the three and nine month periods ended January 1, 2011.

9.	The following table summarizes the restructuring charges recorded and the accruals established:

	Severance	Other Costs	Total
	(In thousands)
Balance March 31, 2011	$456	$520	$976
First Quarter Charge	54	-	54
Second Quarter (Credit) Charge	(19)	4	(15)
Cash payments/write offs	(457)	(524)	(981)
Balance December 31, 2011	$34	$-	$34

During the second quarter of fiscal 2011, the Company implemented workforce reductions at its plants in Buhl, Idaho and Mayville, Wisconsin and certain other locations that resulted in a restructuring charge of $1,211,000 for severance costs.

10.
During the nine months ended December 31, 2011 and January 1, 2011, the Company sold some unused fixed assets which resulted in a gain of $876,000 and $172,000, respectively.  During the three months ended December 31, 2011, the Company sold an unused facility in LeSueur, Minnesota which resulted in a book gain of $665,000.  A portion of the tax gain on this sale is expected to be deferred via a Like Kind Exchange transaction within six months of the sale of this property.  In addition, during the three and nine months ended January 1, 2011, a gain of $632,000 was recorded related to the acquisition of Lebanon and is discussed above in Note 2.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

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

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2011

12.	Earnings per share for the Quarters and Year-to-Date Ended December 31, 2011 and January 1, 2011 are as follows:

	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Basic

Net earnings	$18,530	$11,462	$13,438	$19,548
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings	18,524	11,456	13,421	19,531
Earnings attributable to participating preferred	627	392	457	1,034

Earnings attributable to common shareholders	$17,897	$11,064	$12,964	$18,497

Weighted average common shares outstanding	11,728	11,736	11,734	11,507

Basic earnings per common share	$1.53	$0.94	$1.10	$1.61

Diluted

Earnings attributable to common shareholders	$17,897	$11,064	$12,964	$18,497
Add dividends on convertible preferred stock	5	5	15	15

Earnings attributable to common stock on a diluted basis	$17,902	$11,069	$12,979	$18,512

Weighted average common shares outstanding-basic	11,728	11,736	11,734	11,507
Additional shares issuable related to the
equity compensation plan	4	4	4	4
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	11,799	11,807	11,805	11,578

Diluted earnings per common share	$1.52	$0.94	$1.10	$1.60

13.
As required by ASC 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  Long-term debt, including current portion had a carrying amount of $298,167,000 and an estimated fair value of $295,399,000 as of December 31, 2011.  As of March 31, 2011, the carrying amount was $232,619,000 and the estimated fair value was $230,237,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

14.
In June, 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation (ELF).  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and, to date, neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company.  However, the private litigant ELF, filed a private civil action against 28 companies, including Seneca Foods Corporation, and other unnamed defendants on September 28, 2011, in Alameda County Superior Court in California. Service of the action on the Company was effective on November 2, 2011.  With the commencement of this action under Proposition 65, the Company is defending itself vigorously.  As this matter is still at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.  Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

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

16.
During the third quarter of fiscal 2012, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.  As of December 31, 2011, these interim notes had not been converted into operating leases since the equipment was not delivered.  These notes, which total $3,555,000 as of December 31, 2011 and $4,188,000 as of January 1, 2011, are included in notes payable in the accompanying Condensed Consolidated Balance Sheets.  These notes are expected to be substantially converted into operating leases by the end of Company’s fiscal year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 2011

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

Results of Operations:

Sales:

Third fiscal quarter 2012 results include net sales of $447.9 million, which represents a 0.4%, or $1.6 million, increase from the third quarter of fiscal 2011.  The increase in sales is attributable to increased selling prices and more favorable sales mix of $60.4 million partially offset by a sales volume reduction of $58.8 million. The increase in sales is primarily from an $26.9 million increase in Canned Vegetable sales due to increased net unit selling prices and a $2.4 million increase in Fruit sales, partially offset by a $23.9 million decrease in Green Giant Alliance sales and a $5.5 million decrease in Frozen sales.

Nine months ended December 31, 2011 results include net sales of $990.6 million, which represents a 5.2%, or $49.0 million, increase from the nine months ended January 1, 2011.  The increase in sales is attributable to increased selling prices and more favorable sales mix of $86.5 million partially offset by a sales volume reduction of $37.5 million.   The increase in sales is primarily from an $48.4 million increase in Canned Vegetable sales due to increased net unit selling prices, a $10.6 million increase in Fruit sales and a $16.6 million increase in Frozen sales as a result of the Lebanon acquisition, partially offset by a $30.1 million decrease in Green Giant Alliance sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Canned Vegetables	$240.2	$213.3	$576.7	$528.3
Green Giant Alliance	120.1	144.0	162.1	192.2
Frozen	22.6	28.2	73.9	57.3
Fruit Products	57.5	55.1	156.4	145.8
Snack	2.8	2.5	9.3	8.4
Other	4.7	3.2	12.2	9.6
	$447.9	$446.3	$990.6	$941.6

Operating Income:

The following table presents components of operating income (loss) as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Gross Margin	11.2%	7.7%	7.8%	8.4%

Selling	2.5%	2.2%	2.9%	2.7%
Administrative	1.8%	1.3%	2.2%	2.0%
Plant Restructuring	-%	-%	-%	0.1%
Other Operating Income	-0.2%	-0.2%	-0.1%	-0.1%

Operating Income	7.1%	4.4%	2.8%	3.7%

Interest Expense, Net	0.5%	0.5%	0.6%	0.7%

For the three month period ended December 31, 2011, the gross margin increased from the prior year quarter from 7.7% to 11.2% due primarily to higher net selling prices (after considering promotions) compared to the prior year which was partially offset by a LIFO charge in the current year as compared to a credit in prior year.  The LIFO charge for the third quarter ended December 31, 2011 was $10,774,000 as compared to a credit of $2,113,000 for the third quarter ended January 1, 2011 and reflects the impact on the current quarter of the current inflationary cost increases expected in fiscal 2012, compared to fiscal 2011.  On an after-tax basis, LIFO reduced net earnings by $7,003,000 for the quarter ended December 31, 2011 and increased net earnings by $1,373,000 for the quarter ended January 1, 2011, based on the statutory federal income tax rate.

For the nine month period ended December 31, 2011, the gross margin decreased from the prior year period from 8.4% to 7.8% due primarily to a LIFO charge in the current year as compared to a credit in prior year and higher net selling prices (after considering promotions) compared to the prior year end.  The LIFO charge for the nine months ended December 31, 2011 was $30,055,000 as compared to a credit of $6,890,000 for the nine months ended January 1, 2011 and reflects the impact on the nine months of increased inflationary cost increases expected in fiscal 2012, compared to fiscal 2011.  On an after-tax basis, LIFO reduced net earnings by $19,536,000 for the nine months ended December 31, 2011 and increased net earnings by $4,479,000 for the nine months ended January 1, 2011, based on the statutory federal income tax rate.

For the three month period ended December 31, 2011, selling costs as a percentage of sales increased from 2.2% to 2.5% from the same period in the prior year as a result of lower Green Giant Alliance sales which do not incur brokerage commissions.  For the nine month period ended December 31, 2011, selling costs as a percentage of sales increased from 2.7% to 2.9%.

For the three month period ended December 31, 2011, administrative expense as a percentage of sales increased from 1.3% to 1.8% from the same period in the prior year.  For the nine month period ended December 31, 2011, administrative expense as a percentage of sales increased from 2.0% to 2.2% from the same period in the prior year.  Administrative expense increased for the three and nine month periods ended December 31, 2011 due primarily to higher employment costs in the current period.

During the nine months ended December 31, 2011, the Company sold some unused fixed assets which resulted in a gain of $876,000.  During the nine months ended January 1, 2011, the Company sold some unused fixed assets which resulted in a gain of $172,000.  During the three months ended December 31, 2011, the Company sold an unused facility in LeSueur, Minnesota which resulted in a book gain of $665,000.  A portion of the tax gain on this sale is expected to be deferred via a Like Kind Exchange transaction within six months of the sale of this property.  In addition, in the nine months ended January 1, 2011, a gain of $632,000 was recorded related the acquisition of Lebanon and is discussed above.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the third quarter ended December 31, 2011, as a percentage of sales, remained unchanged at 0.5% from the third quarter ended January 1, 2011.  Interest expense for the nine months ended December 31, 2011, as a percentage of sales, decreased from 0.7% to 0.6% from the nine months ended January 1, 2011.  This decrease was due to the income and fees earned on the Allens Credit Facility and decreased long-term debt attributable to scheduled debt payments partially offset, in part, by higher interest expense related to the Company’s Revolver.

Income Taxes:

The effective tax rate was 37.6% and 27.1% for the nine month periods ended December 31, 2011 and January 1, 2011, respectively.   Of the 10.5 percentage point increase in the effective tax rate for the current period, the major portion was due to the settlement of an IRS audit for the 2006, 2007 and 2008 tax years during the quarter ended October 2, 2010.  As a result, the Company recorded the tax benefits of those settlements as a reduction to income tax expense of $1.5 million and reductions to unrecognized tax benefits amounting to $5.2 million in the quarter ended October 2, 2010.  The Company is generally no longer subject to U.S. federal income tax examinations for any year before 2009.

Earnings per Share:

Basic earnings per share was $1.53 and $0.94 for the three months ended December 31, 2011 and January 1, 2011, respectively.  Diluted earnings per share was $1.52 and $0.94 for the three months ended December 31, 2011 and January 1, 2011, respectively.  Basic earnings per share was $1.10 and $1.61 for the nine months ended December 31, 2011 and January 1, 2011, respectively.  Diluted earnings per share was $1.10 and $1.60 for the nine months ended December 31, 2011 and January 1, 2011, respectively.  For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	December 31,	January 1,	March 31,	March 31,
	2011	2011	2011	2010

Working capital:
Balance	$496,014	$294,788	$294,712	$404,610
Change during quarter	(26,560)	12,417
Long-term debt, less current portion	285,910	91,828	90,060	207,924
Total stockholders' equity per equivalent
common share (see Note)	30.09	29.01	28.96	27.43
Stockholders' equity per common share	30.78	29.66	29.61	28.37
Current ratio	4.22	1.90	2.13	3.98

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2011 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $48.0 million in the first nine months of fiscal 2012, compared to net cash used in operating activities of $33.5 million in the first nine months of fiscal 2011.  The $14.5 million increase in cash used is primarily attributable to a $17.3 million decrease in cash provided by accounts receivable as compared to the first nine months ended January 1, 2011, a $4.7 million increase in cash used for income taxes as compared to the first nine months ended January 1, 2011, partially offset by a $5.7 million decrease in cash used for inventory and decreased net earnings of $6.1 million as previously discussed.

As compared to January 1, 2011, inventory decreased $7.2 million. The components of the inventory decrease reflect a $4.6 million decrease in finished goods, a $3.9 million decrease in work in process and a $1.2 million increase in raw materials and supplies.  The finished goods decrease reflects lower inventory quantities attributable to decreased production during the last harvest season partially offset by decreased sales volume as compared to the prior year.  The work in process decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $119.9 million as of the end of the third quarter of 2012 as compared to $90.8 million as of the end of the third quarter of 2011.

Cash used in investing activities was $12.8 million in the first nine months of fiscal 2012 compared to $34.7 million in the first nine months of fiscal 2011.  The acquisition of Lebanon for $20.3 million in cash in the first nine months of fiscal 2011 was the major reason for this change. Additions to property, plant and equipment were $13.7 million in the first nine months of fiscal 2012 as compared to $15.5 million in first nine months of fiscal 2011.

Cash provided by financing activities was $67.3 million in the first nine months of fiscal 2012, which included borrowings of $358.6 million and the repayment of $293.1 million of long-term debt principally consisting of borrowings and repayments on the Revolver.  Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal 2012.

The Company completed the closing of a new five year revolving credit facility on July 20, 2011.  Available borrowings on the Revolver total $250,000,000 from April through July and $350,000,000 from August through March with a maturity date of July 20, 2016.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of December 31, 2011, the interest rate was approximately 1.78% on a balance of $206.3 million.  At January 20, 2012, the interest rate on the Revolver was 1.80% on a balance of $223.0 million.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At December 31, 2011, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

During the nine months ended December 31, 2011, the Company sold $150,981,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $179,243,000 for the nine months ended January 1, 2011.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the revenue recognition criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of			Average Price Paid		Total Number	Maximum Number
	Shares Purchased			per Share		of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A		Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common		Common	Common	Common	Programs	Programs
10/01/11 –	-		-	$-	-	N/A
10/31/11
11/01/11 –	43,670	(1)	-	$20.67	$-	17,670
11/30/11
12/01/11 –	7,170		-	$21.18	-	7,170
12/31/11
Total	50,840		-	$20.74	$-	24,840	461,660

(1)  26,000 shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

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
101
The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the quarter and year-to-date periods ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of cash flows, (iv) consolidated statement of stockholders’ equity and (v) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
January 26, 2012
Kraig H. Kayser
President and
Chief Executive Officer

/s/Roland E. Breunig
January 26, 2012
Roland E. Breunig
Chief Financial Officer