Form 10-K
period 2012-03-31
Seneca Foods Corp
filed 2012-06-08
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2012	Commission File Number 0-01989

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

Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer X Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on October 1, 2011 was approximately $194,707,000.

As of May 26, 2012, there were 9,595,437 shares of Class A common stock and 2,097,312 shares of Class B common stock outstanding.

Documents Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2012 (the “2012 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

(2)	Portion of the Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

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

PART I
Item 1

Business

History and Development of Seneca Foods Corporation

SENECA FOODS CORPORATION (the “Company”) is a leading low cost producer and distributor of high quality processed fruits and vegetables.  The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca, Libby’s, Aunt Nellie’s Farm Kitchen, Stokely’s, Read, Taste of the West, Cimarron, and Tendersweet.  The Company packs Green Giant, Le Sueur and other brands of canned vegetables as well as select Green Giant frozen vegetables for General Mills Operations, LLC (“GMOL”) under our long-term Alliance Agreement that was amended and restated during the second quarter of fiscal year 2010.

As of March 31, 2012, the Company’s facilities consisted of 21 processing plants strategically located throughout the United States, two can manufacturing plants, two seed processing operations, a small farming operation and a limited logistical support network.  The Company also maintains warehouses which are generally located adjacent to its processing plants.  The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 63 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby’s brand in 1983, the purchase of General Mills’ Green Giant processing assets and entry into the Alliance Agreement with GMOL in 1995 and the acquisition of Chiquita Processed Foods in 2003.  The Company believes that these acquisitions have enhanced the Company’s leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales.  In August 2006, the Company acquired Signature Fruit Company, LLC, a leading producer of canned fruits located in Modesto, California.  This acquisition allowed the Company to broaden its product offerings to become a leading producer and distributor of canned fruit and to achieve cost advantages through the realization of distribution and other synergies with the Company’s canned vegetable business.  In August 2010, the Company acquired 100% of the partnership interest in Lebanon Valley Cold Storage, LP and the assets of Unilink, LLC (collectively “Lebanon”) from Pennsylvania Food Group, LLC and related entities. The rationale for the acquisition was twofold: (1) to broaden the Company’s product offerings in the frozen food business; and (2) to take advantage of distribution efficiencies by combining shipments since the customer bases of the Company and Lebanon are similar.

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

Financial Information about Industry Segments

The Company manages its business on the basis of two reportable segments – the primary segment is the processing and sale of fruits and vegetables and the secondary segment is the processing and sale of chip products.  These two segments constitute the food operation.  The food operation constitutes 98% of total sales, of which approximately 69% is canned vegetable processing, 18% is canned fruit processing, 12% is frozen fruit and vegetable processing and 1% is fruit chip processing.  The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 2% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Processing

The principal products include canned fruits and vegetables, frozen vegetables and other food products.  The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  Additionally, products are sold to food service distributors, industrial markets, other food processors, export customers in 80 countries and federal, state and local governments for school and other feeding programs.  Food processing operations are primarily supported by plant locations in New York, California, Wisconsin, Washington, Idaho, Illinois, and Minnesota.  See Note 13 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s segments.

The following table summarizes net sales by major product category for the years ended March 31, 2012, 2011, and 2010:

Classes of similar products/services:	2012	2011	2010
	(In thousands)
Net Sales:
GMOL *	$166,231	$191,526	$239,622
Canned vegetables	746,535	692,574	750,751
Frozen *	96,870	86,904	48,320
Fruit	220,788	195,427	200,391
Snack	11,730	10,604	21,287
Other	19,667	17,577	19,739
Total	$1,261,821	$1,194,612	$1,280,110

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

The Company is required to pay an annual royalty and Corlib Brands may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).  With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans.  A total of $271,000 was paid as a royalty fee for the year ended March 31, 2012.

The Company also sells canned fruits and vegetables, frozen vegetables and other food products under several other brands for which the Company has obtained registered trademarks, including Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Seneca Farms®, and Seneca® and other regional brands.

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

These seasonal fluctuations, are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended March 31, 2012:
Net sales	$259,083	$283,616	$447,918	$271,204
Gross margin	5,856	21,353	50,037	15,573
Net (loss) earnings	(7,975)	2,883	18,530	(2,182)
Inventories	431,862	733,143	537,863	432,433
Revolver outstanding	115,460	237,413	206,346	144,149

Year ended March 31, 2011:
Net sales	$219,942	$275,448	$446,250	$252,972
Gross margin	25,284	19,127	34,514	14,300
Net earnings (loss)	5,275	2,811	11,462	(1,877)
Inventories	467,569	757,783	545,072	455,236
Revolver outstanding	92,126	195,000	180,095	135,763

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

During the past year, approximately 9% of the Company’s processed foods sales were packed for retail customers under the Company’s branded labels of Libby’s®, Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Seneca Farms™, and Seneca®.  About 23% of processed foods sales were packed for institutional food distributors and 55% were retail packed under the private label of our customers.  The remaining 13% was sold under the Alliance Agreement with GMOL (see note 13 of Item 8, Financial Statements and Supplementary Data).  Termination of the Alliance Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOL or another major vegetable marketer.  The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top five national brands according to a leading market research firm.

The information under the heading "Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2012 Annual Report is incorporated by reference.

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

Employment

At our fiscal year end 2012, the Company had approximately 3,400 employees of which 2,900 full time and 400 seasonal employees work in food processing and 100 full time employees work in other activities.  The number increases to approximately 10,000 due to an increase in seasonal employees during our peak pack season.

The Company has six collective bargaining agreements with three unions covering approximately 900 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  There is one agreement that will expire this year and is currently under negotiation.  There are 2 agreements that will expire in calendar 2014, two agreements in calendar 2015 and one agreement in calendar 2016.

Domestic and Export Sales

The following table sets forth domestic and export sales:

	Fiscal Year
	2012	2011	2010
	(In thousands, except percentages)
Net Sales:
United States	$1,143,073	$1,088,036	$1,178,553
Export	118,748	106,576	101,557
Total Net Sales	$1,261,821	$1,194,612	$1,280,110

As a Percentage of Net Sales:
United States	90.6%	91.1%	92.1%
Export	9.4%	8.9%	7.9%
Total	100.0%	100.0%	100.0%

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

Our operations are affected by the growing cycles of the fruits and vegetables we process.  When the fruits and vegetables are ready to be picked, we must harvest and process them quickly or forego the opportunity to process fresh picked fruits and vegetables for an entire year.  Most of our fruits and vegetables are grown by farmers under contract with us.  Consequently, we must pay the contract grower for the fruits and vegetables even if we cannot or do not harvest or process them.  Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the quarter that the growing season ends for most of the produce processed by us.  A majority of our sales occur during the third and fourth quarters of each fiscal year due to seasonal consumption patterns for our products.  Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the third and fourth quarters.  Net sales generated during our third and fourth fiscal quarters have a significant impact on our results of operations.  Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

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

The materials that we use, such as fruits and vegetables, steel (used to make cans), ingredients and packaging materials as well as the electricity and natural gas used in our business, are commodities that may experience price volatility caused by external factors, including market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs.  For example, demand for corn has been significantly affected by U.S. governmental policies designed to encourage the production of ethanol, which is diverting acreage previously used for the production of food for human consumption.  The Federal Farm Bill further restricts available acreage by prohibiting the planting of fruits and vegetables on “base” acres used for soybeans and field corn, although a trial program that reduces the impact of the prohibition may be helpful in increasing available acreage.  General inventory positions of major commodities, such as field corn, soybeans and wheat, all commodities with which we must compete for acreage, can have dramatic effects on prices for those commodities, which can translate into similar swings in prices needed to be paid for our contracted commodities.  These programs and other events can result in reduced supplies of these commodities, higher supply costs or interruptions in our production schedules.  If prices of these commodities increase beyond what we can pass along to our customers, our operating income will decrease.

Risks Associated With Our Operations

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

Green Giant products packed by us in fiscal years 2012 and 2011 constituted approximately 13% and 16%, respectively, of our total sales.  Our sales of Green Giant product and financial performance under the Alliance Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and GMOL’s success in marketing the products produced by us.  The ability of GMOL to successfully market these products will depend upon GMOL’s sales efforts as well as the factors described above under “Excess capacity in the fruit and vegetable industry has a downward impact on selling price.”  We cannot give assurance as to the volume of GMOL’s sales and cannot control many of the key factors affecting that volume.  Sales to GMOL declined $86 million, from $252 million to $166 million, between fiscal year 2003 and fiscal year 2012 based on changes in GMOL’s demand for the commodities we produce for them.

Additionally, purchases by the United Sates Department of Agriculture (“USDA”) in fiscal year 2012 represented approximately 5% of our total sales.  The purchase of our products by the USDA is done through the government’s competitive bid process.  We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product.  The government contracting process is complex and subject to numerous regulations and requirements.  Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA.  The government procurement process could also change and result in our inability to meet the new requirements.  Additionally, the government’s need for our products could decrease, which would result in reduced sales to the USDA.

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

At the end of our 2012 fiscal year, we had approximately 3,400 employees of which 2,900 full time and 400 seasonal employees worked in food processing and 100 employees worked in other activities.  During the peak summer harvest period, we hire approximately 6,700 seasonal employees to help process fruits and vegetables.  Many of our processing operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions.  An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to BPA.

There has been increased state and federal legislative activity to ban Bisphenol-A ("BPA") from food contact packaging. These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing BPA containing materials. The Company, in collaboration with other can makers as well as enamel suppliers, has decided to aggressively work to find BPA-free alternatives for its products. However, commercially acceptable alternatives are not immediately available for some applications and there can be no assurance that these steps will be successful.

The implementation of the Food Safety Modernization Act of 2011 may affect operations

The Food Safety Modernization Act ("FSMA") was enacted with the goal of enabling the Food and Drug Administration ("FDA") to better protect public health by strengthening the food safety system. FSMA was designed to focus the efforts of FDA on preventing food safety problems rather than relying primarily on reacting to problems after they occur. The law also provides FDA with new enforcement authorities designed to achieve higher rates of compliance with prevention and risk-based food safety standards and to better respond to and contain problems when they do occur.  The increased inspections, mandatory recall authority of the FDA, increased scrutiny of foreign sourced or supplied food products, and increased records access may have an impact on our business. As we are already in a highly regulated business, operating under the increased scrutiny of more FDA authority does not appear likely to negatively impact our business.  The law also gives FDA important new tools to hold imported foods to the same standards as domestic foods.

The Company’s results are dependent on successful marketplace initiatives and acceptance by consumers of the Company’s products.

The Company’s product introductions and product improvements, along with its other marketplace initiatives, are designed to capitalize on new customer or consumer trends.  The FDA recently issued a statement on sodium which referred to an Institute of Medicine statement that too much sodium is a major contributor to high blood pressure. Some of our products contain a moderate amount of sodium per recommended serving, which is based on consumer’s preferences for taste.  In order to remain successful, the Company must anticipate and react to these new trends and develop new products or processes to address them. While the Company devotes significant resources to meeting this goal, we may not be successful in developing new products or processes, or our new products or processes may not be accepted by customers or consumers.

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

Our ability to manage our working capital and our Revolver is critical to our success.

As of March 31, 2012, we had approximately $234.2 million of total indebtedness, including various debt agreements and a $144.1 million outstanding balance on our $250.0 to $350.0 million revolving credit facility (“Revolver”).  Scheduled debt service for fiscal 2013 is $7.3 million.  During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our Revolver.  We renewed our Revolver during fiscal 2012 for five years so it now matures on July 20, 2016.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

Failure to comply with the requirements of our debt agreements and Revolver could have a material adverse effect on our business.

Our debt agreements and Revolver contain financial and other restrictive covenants which, among other things, limit our ability to borrow money, including with respect to the refinancing of existing indebtedness. These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions. Failure to comply with the requirements of our Revolver and debt agreements could materially and adversely affect our business, financial condition and results of operations. We have pledged our accounts receivable, inventory and the capital stock or other ownership interests that we own in our subsidiaries to secure the credit facility. If a default occurred and was not cured, secured lenders could foreclose on this collateral.

Risks Relating to Our Stock

Our existing shareholders, if acting together, may be able to exert control over matters requiring shareholder approval.

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to  as our voting preferred stock, are entitled to one vote per share. As of March 31, 2012, holders of Class B common stock and voting preferred stock held 86.2% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2012, our current executive officers and directors beneficially owned 9.7% of our outstanding shares of Class A common stock, 38.6% of our outstanding shares of Class B common stock and 82.4% of our voting preferred stock, or 47.1% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

The Company uses the Last-In, First-Out (LIFO) method of inventory accounting.  As of March 31, 2012, we had a LIFO reserve of $137.2  million which, at the U.S. corporate tax rate, represents approximately $48.0 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs.  From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed.  Should LIFO be repealed, the $48.0 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time.  Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operation.

Item 1B

Unresolved Staff Comments

The Company does not have any unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

Manufacturing Plants and Warehouses

	Square
	Footage	Acres
	('000)
Food Group
Modesto, California	2,213	114
Buhl, Idaho	606	141
Payette, Idaho	382	43
Princeville, Illinois	271	303
Arlington, Minnesota	264	541
Blue Earth, Minnesota	286	346
Bricelyn, Minnesota	57	7
Glencoe, Minnesota	646	783
LeSueur, Minnesota	24	27
Montgomery, Minnesota	556	1,010
Rochester, Minnesota	1,078	840
Geneva, New York	779	608
Leicester, New York	198	91
Marion, New York	348	181
Lebanon, Pennsylvania	120	16
Dayton, Washington	253	41
Yakima, Washington	122	8
Baraboo, Wisconsin	258	11
Cambria, Wisconsin	412	406
Clyman, Wisconsin	424	571
Cumberland, Wisconsin	375	304
Gillett, Wisconsin	317	105
Janesville, Wisconsin	1,119	302
Mayville, Wisconsin	297	367
Oakfield, Wisconsin	227	2,228
Ripon, Wisconsin	353	75

Non-Food Group
Penn Yan, New York	27	4

Total	12,012	9,473

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

Certain of the Company’s facilities are mortgaged to financial institutions to secure long-term debt.  See Notes 4, 5 and 6 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s long-term debt and lease commitments.

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

In June, 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF").  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company.  However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties.  The Company, along with the other named companies, is vigorously defending itself from such claim and has filed a responsive answer.  The discovery process is ongoing and the litigation is proceeding in accordance with court schedules.   As this matter is still at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.  Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

Refer to Item 1, Business -- Environmental Regulation, for information regarding environmental legal proceedings.

Item 4

Mine Safety Disclosures

Not Applicable.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2012 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting.  The 2007 Equity Plan has a 10-year term and authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock.  A total of 3,834 shares were awarded in fiscal year 2008, 4,879 shares were awarded in fiscal year 2009, 3,744 shares were awarded in fiscal year 2010, 3,760 were awarded in fiscal year 2011 and 4,870 were awarded in fiscal year 2012 under the terms of the 2007 Equity Plan.  As of March 31, 2012, there were 78,913 shares available for distribution as part of future awards under the 2007 Equity Plan.  No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

Common Stock Performance Graph

Refer to the information in the 2012 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Issuer Purchases of Equity Securities

						Maximum Number (or
						Approximate Dollar
	Total Number of Shares		Average Price Paid per		Total Number of Shares	Value) of Shares that
	Purchased (1)		Share		Purchased as Part of	May Yet Be Purchased
	Class A	Class B	Class A	Class B	Publicly Announced	Under the Plans or
Period	Common	Common	Common	Common	Plans or Programs	Programs
1/01/12 - 1/31/12	-	-	$-	-	-
2/01/12 - 2/29/12	7,316	-	$27.34	-	-
3/01/12 - 3/31/12	35,693	-	$24.24	-	26,493
Total	43,009	-	$24.77	-	26,493	435,167

(1) Includes purchases made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan
and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the Plans.

Item 6

Selected Financial Data

Refer to the information in the 2012 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2012 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2012 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2012 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm," which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2012. Based upon this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Acting Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2012, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accountant has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears on the next page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited Seneca Foods Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2012 and 2011, and the related consolidated statements of net earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2012 and our report dated June 8, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin

June 8, 2012

Changes in Internal Control over Financial Reporting

There was no  change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors” in the Company’s definitive Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on August 2, 2012.  The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2012.

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

Item 11

Executive Compensation

The information included under the following captions in the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2012,” “Outstanding Equity Awards at 2012 Fiscal Year-End,” “Stock Vested in Fiscal Year 2012,” “Pension Benefits,” “Compensation of Directors” and “Compensation Committee Interlocks.”  The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the 2012 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income – Years ended March 31, 2012, 2011 and 2010

Consolidated Balance Sheets - March 31, 2012 and 2011

Consolidated Statements of Cash Flows – Years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements – Years ended March 31, 2012, 2011 and 2010

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

3.	Exhibits:

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation, (incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2010).

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995)

3.3	Amendment to the Company’s Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated November 6, 2007)

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

10.4
Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10 to the Company’s Annual report on Form 10-K for the fiscal year ended March 31, 2002)

10.5*	Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.1to the Company’s Registration Statement on Form S-8 (No. 333-166846))

10.6*	Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-166846)

10.7*
Separation Agreement and General Release between Seneca Foods Corporation and Roland E. Breunig dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 27, 2012)

13
The material contained in the 2012 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of BDO USA, LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Kraig H. Kayser as Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following materials from Seneca Foods Corporation’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements, tagged as block of text ***

* Indicates management or compensatory agreement

**      Certain provisions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect of such omitted portions

***  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

The audits referred to in our report dated June 8, 2012 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Form 10-K by reference to the annual report to stockholders for the year ended March 31, 2012, also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP
Milwaukee, Wisconsin

June 8, 2012

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged/	Charged to		Deductions		Balance
	beginning	(credited)	other		from		at end
	of period	to income	accounts		reserve		of period

Year-ended March 31, 2012:
Allowance for doubtful accounts	$247	$(44)	$—		$3	(a)	$206
Income tax valuation allowance	$1,749	$181	$—		$(1,024)	(c)	$906

Year-ended March 31, 2011:
Allowance for doubtful accounts	$354	$(81)	$42	(b)	$(68)	(a)	$247
Income tax valuation allowance	$1,737	$12	$—		$—		$1,749

Year-ended March 31, 2010:
Allowance for doubtful accounts	$426	$17	$—		$(89)	(a)	$354
Income tax valuation allowance	$3,563	$(1,826)	$—		$—		$1,737

(a) Accounts written off, net of recoveries.
(b) Acquired via the Lebanon acquisition.
(c) Expiration of state credits which were fully reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION By /s/Jeffrey L. Van Riper Jeffrey L. Van Riper Vice President, Controller and Secretary	June 8, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott	Chairman and Director	June 8, 2012
Arthur S. Wolcott

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, Director and Acting Chief Financial Officer	June 8, 2012

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Vice President, Controller, and Secretary (Principal Accounting Officer)	June 8, 2012

*	Director	June 8, 2012
Arthur H. Baer

*	Director	June 8, 2012
Peter R. Call
* John P. Gaylord	Director	June 8, 2012
*	Director	June 8, 2012
Susan A. Henry

*	Director	June 8, 2012
Samuel T. Hubbard, Jr.

*	Director	June 8, 2012
Thomas Paulson

*	Director	June 8, 2012
Susan W. Stuart /s/Kraig H. Kayser *By Kraig H. Kayser, Attorney-in-fact