Form 10-Q
period 2012-06-30
Seneca Foods Corp
filed 2012-08-03
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 20, 2012
Common Stock Class A, $.25 Par	9,581,266
Common Stock Class B, $.25 Par	2,098,642

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-June 30, 2012, July 2, 2011 and March 31, 2012	1

	Condensed Consolidated Statements of Net Earnings-Three Months Ended
	June 30, 2012 and July 2, 2011	2

	Condensed Consolidated Statements of Comprehensive Income-Three Months Ended	2
	June 30, 2012 and July 2, 2011

	Condensed Consolidated Statements of Cash Flows-Three Months Ended
	June 30, 2012 and July 2, 2011	3

	Condensed Consolidated Statements of Stockholder's Equity-Three Months Ended
	June 30, 2012	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1A	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 5	Other Information	18

Item 6	Exhibits	18

SIGNATURES		20

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	June 30,	July 2,	March 31,
	2012	2011	2012
ASSETS

Current Assets:
Cash and Cash Equivalents	$12,174	$8,738	$9,420
Accounts Receivable, Net	55,909	60,739	77,105
Loan Receivable (Note 2)	-	-	10,000
Inventories (Note 3):
Finished Goods	305,856	262,413	307,912
Work in Process	7,556	10,749	16,083
Raw Materials and Supplies	144,956	158,700	108,438
Total Inventories	458,368	431,862	432,433
Deferred Income Tax Asset, Net	8,606	7,492	8,637
Refundable Income Taxes	-	7,715	316
Other Current Assets	5,238	17,217	5,339
Total Current Assets	540,295	533,763	543,250
Property, Plant and Equipment, Net	196,767	188,150	192,825
Deferred Income Tax Asset, Net	34	-	403
Other Assets	1,463	297	1,558
Total Assets	$738,559	$722,210	$738,036
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$103,559	$81,610	$61,074
Accrued Payroll	6,617	6,233	7,793
Accrued Vacation	10,597	10,408	10,506
Other Accrued Expenses	23,604	24,605	31,459
Income Taxes Payable	3,529	-	-
Current Portion of Long-Term Debt (Note 4)	7,479	11,988	7,336
Total Current Liabilities	155,385	134,844	118,168
Long-Term Debt, Less Current Portion (Note 4)	180,804	198,528	226,873
Deferred Income Taxes, Net	-	5,619	-
Other Long-Term Liabilities	39,937	37,401	38,322
Total Liabilities	376,126	376,392	383,363
Commitments
Stockholders' Equity:
Preferred Stock	6,268	6,325	6,268
Common Stock, $.25 Par Value Per Share	2,941	2,937	2,938
Additional Paid-in Capital	92,187	91,984	92,139
Treasury Stock, at cost	(1,880)	(257)	(1,435)
Accumulated Other Comprehensive Loss	(23,344)	(14,033)	(23,319)
Retained Earnings	286,261	258,862	278,082
Total Stockholders' Equity	362,433	345,818	354,673
Total Liabilities and Stockholders’ Equity	$738,559	$722,210	$738,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	June 30,	July 2,
	2012	2011

Net Sales	$231,051	$257,836

Costs and Expenses:
Cost of Product Sold	201,976	251,980
Selling and Administrative	14,828	16,104
Plant Restructuring	-	54
Other Operating Income	(18)	(151)
Total Costs and Expenses	216,786	267,987
Operating Income (Loss)	14,265	(10,151)
Interest Expense, Net	1,478	1,786
Earnings (Loss) Before Income Taxes	12,787	(11,937)

Income Taxes Expense (Benefit)	4,596	(3,962)
Net Earnings (Loss)	$8,191	$(7,975)

Earnings (Loss) Applicable to Common Stock	$7,907	$(7,708)

Basic Earnings (Loss) per Common Share (Note 9)	$0.68	$(0.66)

Diluted Earnings (Loss) per Common Share (Note 9)	$0.67	$(0.66)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	June 30,	July 2,
	2012	2011

Comprehensive income (loss):
Net earnings (loss)	$8,191	$(7,975)
Change in pension and post retirement benefits (net of tax)	(25)	(52)
Total	$8,166	$(8,027)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended
	June 30, 2012	July 2, 2011
Cash Flows from Operating Activities:
Net Earnings (Loss)	$8,191	$(7,975)
Adjustments to Reconcile Net Earnings (Loss) to
Net Cash Provided by Operations:
Depreciation & Amortization	5,689	5,574
Gain on the Sale of Assets	(18)	(151)
Deferred Income Tax Expense	416	2,606
Changes in Operating Assets and Liabilities:
Accounts Receivable	21,196	17,797
Inventories	(25,935)	23,374
Other Current Assets	10,101	(7,107)
Income Taxes	3,845	(8,204)
Accounts Payable, Accrued Expenses
and Other Liabilities	35,095	5,489
Net Cash Provided by Operations	58,580	31,403
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(9,530)	(5,571)
Proceeds from the Sale of Assets	18	151
Net Cash Used in Investing Activities	(9,512)	(5,420)
Cash Flow from Financing Activities:
Long-Term Borrowing	30,680	61,477
Payments on Long-Term Debt	(76,606)	(83,580)
Other	69	108
Purchase of Treasury Stock	(445)	-
Dividends	(12)	(12)
Net Cash Used in Financing Activities	(46,314)	(22,007)

Net Increase in Cash and Cash Equivalents	2,754	3,976
Cash and Cash Equivalents, Beginning of the Period	9,420	4,762
Cash and Cash Equivalents, End of the Period	$12,174	$8,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2012	$6,268	$2,938	$92,139	$(1,435)	$(23,319)	$278,082
Net earnings	-	-	-	-	-	8,191
Cash dividends
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	2	19	-	-	-
Stock issued for profit sharing plan (Note 5)	-	1	29	-	-	-
Purchase treasury stock (Note 5)	-	-	-	(445)	-	-
Change in pension and post retirement
benefits adjustment (net of tax $16)	-	-	-	-	(25)	-
Balance June 30, 2012	$6,268	$2,941	$92,187	$(1,880)	$(23,344)	$286,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of June 30, 2012 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2012 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended July 2, 2011 have been reclassified to conform to the current period classification.

The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

During the three months ended June 30, 2012, the Company sold $2,599,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $4,310,000 for the three months ended July 2, 2011.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K.  In addition, the following accounting policy has changed this fiscal year based on adopting ASU No. 2011-04, “Fair Value Measurements and Disclosures”:

Fair Value of Financial Instruments--The fair values of cash and cash equivalents, accounts receivable, short-term debt (classified as Level 2 in the fair value hierarchy) and accounts payable approximate cost because of the immediate and short-term maturity of these financial instruments.  See note 10 Fair Value of Financial Instruments, for a discussion of the fair value of long-term debt.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2012 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

2.
During the quarter ended October 1, 2011, the Company acquired $10.0 million of the lending commitments (the "Loan Commitment") made by various lenders under the Third Amended and Restated Credit Agreement dated July 29, 2011 by and among the Borrower. ("Borrower"), Bank of America, N.A. as administrative agent and letter of credit issuer, and various other lenders (the "Borrower Credit Facility"), and thus became a co-lender under the Borrower Credit Facility.  Upon the closing of such transaction, the Company advanced a total of $10.0 million to fund (i) the Company's then current portion of total advances made to the Borrower under the Credit Agreement and (ii) the balance of the Company's $10.0 million Loan Commitment. The Company acquired the Loan Commitment in connection with negotiations between the Company and the Borrower concerning the Company's possible acquisition of the Borrower through a merger transaction.  The Company and the Borrower are no longer pursuing such potential acquisition..  All of Borrower' obligations under the Borrower Credit Facility, including those owing to the Company, were due to mature on March 30, 2012.  In April 2012, the Company received a partial repayment or $3.7 million.  In June 2012, the Company received the remaining $6.3 million due plus interest accrued and the Company has no further obligations with respect to the Loan Commitment.

3.
First-In, First-Out (“FIFO”) based inventory costs exceeded Last-In, First-Out (LIFO) based inventory costs by $138.5 million as of the end of the first quarter of fiscal 2013 as compared to $96.4 million as of the end of the first quarter of fiscal 2012.  The LIFO Reserve increased by $1,262,000 in the first three months of fiscal 2013 compared to $6,527,000 in the first three months of fiscal 2012.  This reflects the projected impact of decreased inflationary cost increases expected in fiscal 2013 versus fiscal 2012.

4.
The Company completed the closing of a new five year revolving credit facility (“Revolver”) on July 20, 2011.  Maximum borrowings under the Revolver total $250,000,000 from April through July and $350,000,000 from August through March.  The Revolver balance as of June 30, 2012 was $100,000,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to its five year term. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The decrease in average amount of Revolver borrowings during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was attributable to improved operating results partially offset by additional seasonal working capital needs.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the first quarters of fiscal 2013 and fiscal 2012:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

	First Quarter
	2013	2012
	(In thousands)
Reported end of period:
Outstanding borrowings	$100,000	$115,460
Weighted average interest rate	1.49%	1.19%
Reported during the period:
Maximum amount of borrowings	$144,328	$136,021
Average outstanding borrowings	$111,481	$116,980
Weighted average interest rate	1.58%	1.23%

5.
During the three-month period ended June 30, 2012, the Company repurchased 17,695 shares or $445,000 of its Class A Common Stock as Treasury Stock.  As of June 30, 2012, 82,528 shares or $1,880,000 of stock have been repurchased under the Company's share repurchase program.  These shares are not considered outstanding.  During the three month period ended June 30, 2012, there were 1,330 shares, or $29,000 of Class B Common Stock issued in lieu of cash compensation under the Company’s Profit Sharing Bonus Plan.

6.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended
	June 30,	July 2,
(In thousands)	2012	2011
Service Cost	$2,221	$1,502
Interest Cost	1,764	1,705
Expected Return on Plan Assets	(2,291)	(1,957)
Amortization of Actuarial Loss	338	374
Amortization of Transition Asset	(57)	(69)
Net Periodic Benefit Cost	$1,975	$1,555

No contributions were required or made in the three month periods ended June 30, 2012 and July 2, 2011.

7.
During the three months ended June 30, 2012, the Company sold unused fixed assets which resulted in a gain of $18,000 as compared to a gain of $151,000 during the three months ended July 2, 2011.  This gain is included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

8.
Recently Issued Accounting Standards –In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"),” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (“GAAP”) and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  This standard did not have a material impact on the Company's financial statements or results of operations.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

9.	Earnings per share for the Quarters Ended June 30, 2012 and July 2, 2011 are as follows:

	F I R S T Q U A R T E R
	Fiscal	Fiscal
(Thousands except per share amounts)	2013	2012

Basic

Net Earnings (loss)	$8,191	$(7,975)
Deduct preferred stock dividends paid	6	6

Undistributed earnings (loss)	8,185	(7,981)
Earnings (loss) attributable to participating preferred	278	(273)

Earnings (loss) attributable to common shareholders	$7,907	$(7,708)

Weighted average common shares outstanding	11,687	11,736

Basic earnings (loss) per common share	$0.68	$(0.66)

Diluted

Earnings (loss) attributable to common shareholders	$7,907	$(7,708)
Add dividends on convertible preferred stock	5	5

Earnings (loss) attributable to common stock on a diluted basis	$7,912	$(7,703)

Weighted average common shares outstanding-basic	11,687	11,736

Additional shares issued related to the equity compensation plan	5	5

Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	11,759	11,808

Diluted earnings (loss) per common share	$0.67	$(0.66)

10.
As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $188,283,000 and an estimated fair value of $185,469,000 as of June 30, 2012.  As of March 31, 2012, the carrying amount was $234,209,000 and the estimated fair value was $231,416,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

11.
In June 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF").  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company.  However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties.  The Company, along with the other named companies, is vigorously defending itself from such claim and has filed a responsive answer.  The discovery process is ongoing and the litigation is proceeding in accordance with court schedules.  As this matter is still at a very early stage, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.  Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2012

Seneca Foods Corporation (the “Company”) is a leading low cost producer and distributor of high quality processed fruits and vegetables.  The Company’s product offerings include canned, frozen and bottled produce and snack chips.  Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s Farm Kitchen®, Stokely’s®, Read® Taste of the West®, Cimarron® and Tendersweet®.  The Company’s canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 80 countries and federal, state and local governments for school and other food programs.  In addition, the Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for General Mills Operations, LLC (“GMOL”) under a long-term Alliance Agreement.

The Company’s raw product is harvested mainly between June through November. The Company experienced unfavorable growing conditions this summer reflecting a combination of high temperatures and uneven moisture.  These difficult growing conditions unfavorably impacted crop yields and plant recovery rates which resulted in unfavorable manufacturing variances.

Results of Operations:

Sales:

First fiscal quarter 2013 results include net sales of $231.0 million, which represents a 10.4% decrease, or $26.8 million, from the first quarter of fiscal 2012.  The decrease in sales is attributable to a sales volume decrease of $57.3 million, partially offset by higher selling prices/sales mix of $30.5 million. Part of the sales reduction can be attributed to the fact that last year we were selling off excess inventories while in the current year inventories are more in balance.  The decrease in sales is primarily from a $13.3 million decrease in Canned Vegetable sales, a $8.2 million decrease in Frozen sales, a $5.8 million decrease in Canned Fruit sales and a $0.5 million decrease in Snack sales, partially offset by a $0.5 million increase in GMOL sales.

The following table presents sales by product category:

	Three Months Ended
	June 30,	July 2,
(In millions)	2012	2011
Canned Vegetables	$150.7	$164.0
GMOL*	5.9	5.4
Frozen	20.7	28.9
Fruit Products	45.9	51.7
Snack	2.9	3.4
Other	4.9	4.4
	$231.0	$257.8

*GMOL includes frozen vegetable sales exclusively for GMOL.

Operating Income:

The following table presents components of operating income (loss) as a percentage of net sales:

	Three Months Ended
	June 30,	July 2,
	2012	2011
Gross Margin	12.6%	2.3%

Selling	3.3%	3.6%
Administrative	3.1%	2.7%
Other Operating Income (Loss)	-%	(0.1	) %

Operating Income (Loss)	6.2%	(3.9	) %

Interest Expense, Net	0.6%	0.7%

For the three month period ended June 30, 2012, gross margin increased from the prior year quarter from 2.3% to 12.6% due primarily to higher net selling prices (after considering promotions) compared to the prior year, lower unit costs in the current year than the prior year and a lower LIFO charge in the current year as compared to the prior year.  The LIFO charge for the first quarter ended June 30, 2012 was $1,262,000 as compared to $6,527,000 for the first quarter ended July 2, 2011 and reflects the impact on the quarter of decreased inflationary cost increases expected in fiscal 2013, compared to fiscal 2012.  On an after-tax basis, LIFO decreased the net earnings by $820,000 for the quarter ended June 30, 2012 and decreased net earnings by $4,243,000 for the quarter ended July 2, 2011, based on the statutory federal income tax rate.

For the three month period ended June 30, 2012, selling costs as a percentage of sales decreased from 3.6% to 3.3% as a result of lower selling expenses due to a different mix of sales versus the prior period.

For the three month period ended June 30, 2012, administrative expense as a percentage of sales increased from 2.7% to 3.1% due primarily to the fixed nature of those expenses and the lower sales in the current period.

During the three months ended June 30, 2012, the Company sold unused fixed assets which resulted in a gain of $18,000 as compared to a gain of $151,000 during the three months ended July 2, 2011.  These gains are included in other operating income in the Condensed Consolidated Statements of Net Earnings.

Interest expense, as a percentage of sales, decreased from 0.7% for the quarter ended July 2, 2011 to 0.6% for the quarter ended June 30, 2012. This decrease was due to a lower average seasonal borrowings in the current year period compared to the prior year and decreased long-term debt attributable to scheduled debt payments.

Income Taxes:

The effective tax rate was 35.9% and 33.2% for the three month periods ended June 30, 2012 and July 2, 2011, respectively.   Of the 2.7 percentage point increase in the effective tax rate for this period, the major contributors to this increase are the following items, 1) with higher pre-tax earnings in the current year, certain state rates which have graduated tax rates result in a higher rate of income taxes, and 2) the manufacturers deduction is a lower percentage of current year earnings than the prior year.  These items were partially offset by the reversal of certain tax reserves related to Research and Experimentation Credit.

Earnings per Share:

Basic earnings (loss) per share were $0.68 and $(0.66) for the three months ended June 30, 2012 and July 2, 2011, respectively.  Diluted earnings (loss) per share were $0.67 and $(0.66) for the three months ended June 30, 2012 and July 2, 2011, respectively.  For details of the calculation of these amounts, refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	June 30,	July 2,	March 31,	March 31,
(In thousands except ratios)	2012	2011	2012	2011

Working capital:
Balance	$384,910	$398,919	$425,082	$294,712
Change during quarter	(40,172)	104,207
Long-term debt, less current portion	180,804	198,528	226,873	90,060
Total stockholders' equity per equivalent
common share (see Note)	29.81	28.30	29.14	28.96
Stockholders' equity per common share	30.49	28.93	29.81	29.61
Current ratio	3.48	3.96	4.60	2.13

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 8 of the Notes to Consolidated Financial Statements of the Company’s 2012 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $58.6 million in the first three months of fiscal 2013, compared to $31.4 million in the first three months of fiscal 2012.  The $27.2 million increase in cash provided is primarily attributable to a $29.6 million increase in cash provided by accounts payable, accrued expenses and other liabilities, a $17.2 million increase in cash provided by other current assets, increased net earnings of $16.2 million as previously discussed, $12.0 million decrease in cash used for income taxes, a $3.4 million increase in cash provided by accounts receivable partially offset by a $25.9 million increase in inventory in the first three months of fiscal 2013 as compared to $23.4 million decrease in inventory in the first three months of fiscal 2012.

As compared to July 2, 2011, inventory increased $26.5 million to $458.4 million at June 30, 2012.  The components of the inventory increase reflect a $43.4 million increase in finished goods, a $3.2 million decrease in work in process and a $13.7 million decrease in raw materials and supplies.  The finished goods increase reflects higher inventory quantities attributable to decreased sales volume as compared to the prior year due in part to the timing of the fiscal year 2013 versus fiscal year 2012 pack.  The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $138.5 million as of the end of the first quarter of 2013 as compared to $96.4 million as of the end of the first quarter of 2012.

Cash used in investing activities was $9.5 million in the first three months of fiscal 2013 compared to $5.4 million in the first three months of fiscal 2012.  Additions to property, plant and equipment were $9.5 million in the first three months of fiscal 2013 as compared to $5.6 million in first three months of fiscal 2012.

Cash used in financing activities was $46.0 million in the first three months of fiscal 2013, which included borrowings of $30.7 million and the repayment of $76.6 million of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2013.  During the three months ended June 30, 2012, the Company repurchased $0.4 million of its Class A Common Stock as treasury stock.

Available borrowings on the Revolver total $250,000,000 from April through July and $350,000,000 from August through March with a maturity date of July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of June 30, 2012, the interest rate was approximately 1.49% on a balance of $100.0 million.  At July 20, 2012, the interest rate on the Revolver was 1.50% on a balance of $108.0 million.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At June 30, 2012, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 8 of the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

In the three months ended June 30, 2012, the Company sold $2,599,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $4,310,000  for the three months ended July 2, 2011.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company’s exposure to market risk since March 31, 2012.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased (1)		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
4/01/12 –	8,300	-	$24.02	$-	-
4/30/12
5/01/12 –	-	-	$-	$-	-
5/31/12
6/01/12 –	25,095	-	$24.43		$17,695
6/30/12
Total	33,395	-	$24.33		$17,695	417,472

(1)  15,700 shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Mine Safety Disclosures

None.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of cash flows, (iv) consolidated statement of stockholders’ equity and (v) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
August 3, 2012
Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
August 3, 2012
Timothy J. Benjamin
Chief Financial Officer