Form 10-Q
period 2012-09-29
Seneca Foods Corp
filed 2012-10-25
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 2012	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 18, 2012
Common Stock Class A, $.25 Par	8,687,370
Common Stock Class B, $.25 Par	2,082,282

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 29,	October 1,	March 31,
	2012	2011	2012
ASSETS

Current Assets:
Cash and Cash Equivalents	$18,800	$10,087	$9,420
Accounts Receivable, Net	83,506	84,072	77,105
Loan Receivable (Note 2)	-	10,000	10,000
Inventories (Note 3):
Finished Goods	650,324	631,862	307,912
Work in Process	5,982	10,268	16,083
Raw Materials and Supplies	70,592	91,013	108,438
Total Inventories	726,898	733,143	432,433
Deferred Income Tax Asset, Net	9,279	7,607	8,637
Refundable Income Taxes	-	5,529	316
Other Current Assets	17,001	14,564	5,339
Total Current Assets	855,484	865,002	543,250
Property, Plant and Equipment, Net	190,231	186,324	192,825
Deferred Income Tax Asset, Net	279	-	403
Other Assets	1,368	1,749	1,558
Total Assets	$1,047,362	$1,053,075	$738,036
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$281,209	$278,690	$61,074
Accrued Vacation	10,576	10,450	10,506
Accrued Payroll	11,335	11,464	7,793
Other Accrued Expenses	28,630	29,704	31,459
Income Taxes Payable	4,954	-	-
Current Portion of Long-Term Debt	42,941	12,120	7,336
Total Current Liabilities	379,645	342,428	118,168
Long-Term Debt, Less Current Portion (Note 4)	276,530	318,825	226,873
Deferred Income Taxes	-	4,680	-
Other Long-Term Liabilities	41,563	38,544	38,322
Total Liabilities	697,738	704,477	383,363
Commitments
Stockholders' Equity:
Preferred Stock	6,244	6,271	6,268
Common Stock, $.25 Par Value Per Share	2,942	2,938	2,938
Additional Paid-in Capital	92,211	92,062	92,139
Treasury Stock, at cost	(29,300)	(257)	(1,435)
Accumulated Other Comprehensive Loss	(23,255)	(14,161)	(23,319)
Retained Earnings	300,782	261,745	278,082
Total Stockholders' Equity	349,624	348,598	354,673
Total Liabilities and Stockholders’ Equity	$1,047,362	$1,053,075	$738,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net Sales	$317,593	$282,689	$548,644	$540,525

Costs and Expenses:
Cost of Product Sold	276,688	261,336	478,664	513,316
Selling and Administrative	16,245	15,409	31,073	31,513
Plant Restructuring	-	(15)	-	39
Other Operating Income	(274)	(18)	(292)	(169)
Total Costs and Expenses	292,659	276,712	509,445	544,699
Operating Income (Loss)	24,934	5,977	39,199	(4,174)
Interest Expense, Net	1,836	1,880	3,314	3,666
Earnings (Loss) Before Income Taxes	23,098	4,097	35,885	(7,840)

Income Taxes Expense (Benefit)	8,577	1,214	13,173	(2,748)
Net Earnings (Loss)	$14,521	$2,883	$22,712	$(5,092)

Earnings (Loss) Attributable to Common Stock	$14,010	$2,779	$21,920	$(4,930)

Basic Earnings (Loss) per Common Share (Note 9)	$1.23	$0.24	$1.90	$(0.42)

Diluted Earnings (Loss) per Common Share (Note 9)	$1.22	$0.24	$1.89	$(0.42)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Comprehensive income (loss):
Net earnings (loss)	$14,521	$2,883	$22,712	$(5,092)
Change in pension and post retirement benefits (net of tax)	90	(52)	64	(52)
Total	$14,611	$2,831	$22,776	$(5,144)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Six Months Ended
	September 29, 2012	October 1, 2011
Cash Flows from Operating Activities:
Net Earnings (Loss)	$22,712	$(5,092)
Adjustments to Reconcile Net Earnings (Loss) to
Net Cash Used in Operations:
Depreciation & Amortization	11,424	11,188
Gain on the Sale of Assets	(292)	(169)
Deferred Income Tax Expense (Benefit)	(559)	1,634
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,401)	(5,536)
Inventories	(294,465)	(277,907)
Other Current Assets	(7,988)	(14,454)
Income Taxes	5,270	(6,018)
Accounts Payable, Accrued Expenses
and Other Liabilities	224,166	211,197
Net Cash Used in Operations	(46,133)	(85,157)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(12,317)	(9,239)
Proceeds from the Sale of Assets	306	169
Payment of Loan Receivable	10,000	-
Net Cash Used in Investing Activities	(2,011)	(9,070)
Cash Flow from Financing Activities:
Long-Term Borrowing	249,465	232,269
Payments on Long-Term Debt	(164,203)	(133,943)
Borrowings on Notes Payable	-	2,606
Other	139	(1,368)
Purchase of Treasury Stock	(27,865)	-
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	57,524	99,552

Net Increase in Cash and Cash Equivalents	9,380	5,325
Cash and Cash Equivalents, Beginning of the Period	9,420	4,762
Cash and Cash Equivalents, End of the Period	$18,800	$10,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2012	$6,268	$2,938	$92,139	$(1,435)	$(23,319)	$278,082
Net earnings	-	-	-	-	-	22,712
Cash dividends
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	3	20	-	-	-
Stock issued for profit sharing plan (Note 5)	-	-	29	-	-	-
Preferred stock conversion (Note 5)	(24)	1	23	-	-	-
Purchase treasury stock (Note 5)				(27,865)
Change in pension and post retirement
benefits adjustment (net of tax benefit $41)	-	-	-	-	64	-
Balance September 29, 2012	$6,244	$2,942	$92,211	$(29,300)	$(23,255)	$300,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 29, 2012

1.	Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of September 29, 2012 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2012 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended October 1, 2011 have been reclassified to conform to the current period classification.

The results of operations for the three and six month periods ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year.

In the six months ended September 29, 2012, the Company sold $38,593,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $32,897,000 for the six months ended October 1, 2011.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

2.
During the quarter ended October 1, 2011, the Company acquired $10.0 million of the lending commitments (the "Loan Commitment") made by various lenders under the Third Amended and Restated Credit Agreement dated July 29, 2011 by and among the Borrower ("Borrower"), Bank of America, N.A. as administrative agent and letter of credit issuer, and various other lenders (the "Borrower Credit Facility"), and thus became a co-lender under the Borrower Credit Facility.  Upon the closing of such transaction, the Company advanced a total of $10.0 million to fund (i) the Company's then current portion of total advances made to the Borrower under the Credit Agreement and (ii) the balance of the Company's $10.0 million Loan Commitment. The Company acquired the Loan Commitment in connection with negotiations between the Company and the Borrower concerning the Company's possible acquisition of the Borrower through a merger transaction.  The Company and the Borrower are no longer pursuing such potential acquisition.  All of the Borrower obligations under the Borrower Credit Facility, including those owing to the Company, were due to mature on March 30, 2012.  In April 2012, the Company received a partial repayment or $3.7 million.  In June 2012, the Company received the remaining $6.3 million due plus interest accrued and the Company has no further obligations with respect to the Loan Commitment.

3.
First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $134.8 million as of the end of the second quarter of fiscal 2013 as compared to $109.2 million as of the end of the second quarter of fiscal 2012.  The change in the LIFO Reserve for the three months ended September 29, 2012 was a decrease of $3,706,000 as compared to an increase of $12,754,000 for the three months ended October 1, 2011.  The LIFO Reserve decreased by $2,444,000 in the first six months of fiscal 2013 compared to an increase of $19,281,000 in the first six months of fiscal 2012.  This reflects the projected impact of decreased inflationary cost increases expected in fiscal 2013 versus fiscal 2012.

4.
The Company completed the closing of a new five year revolving credit facility (“Revolver”) on July 20, 2011.  Maximum borrowings under the Revolver total $250,000,000 from April through July and $350,000,000 from August through March.  The Revolver balance as of September 29, 2012 was $233,000,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to its five year term. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The decrease in average amount of Revolver borrowings during the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was attributable to improved operating results partially offset by the share repurchases and additional seasonal working capital needs.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the second quarter and year-to-date periods of fiscal 2013 and fiscal 2012:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 29, 2012

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$233,000	$237,413	$233,000	$237,413
Weighted average interest rate	1.47%	1.73%	1.47%	1.73%
Reported during the period:
Maximum amount of borrowings	$234,000	$243,067	$234,000	$243,067
Average outstanding borrowings	152,537	159,968	132,009	138,240
Weighted average interest rate	1.50%	1.62%	1.54%	1.47%

5.
During the six-month period ended September 29, 2012, there were 14,000 shares, or $4,000, of Class B Common Stock (at Par), converted to Class A Common Stock and there were 2,000 shares, or $24,000 of Participating Preferred Stock, also converted to Class A Common Stock.  During the six month period ended September 29, 2012, the Company repurchased 69,554 shares or $1,935,000 of its Class A Common Stock.  As of September 29, 2012, 134,387 shares or $3,370,000 of stock have been repurchased under the Company's share repurchase program.  In addition, on August 30, 2012, the Company repurchased 864,334 shares of Class A Common Stock in a Board approved transaction outside of the Company's share repurchase program for $25,930,000.  All shares were repurchased as Treasury Stock and are not considered outstanding.  During the three month period ended June 30, 2012, there were 1,330 shares, or $29,000 of Class B Common Stock issued in lieu of cash compensation under the Company’s Profit Sharing Bonus Plan.

6.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2011	2011
Service Cost	$2,223	$1,501	$4,444	$3,003
Interest Cost	1,763	1,705	3,527	3,410
Expected Return on Plan Assets	(2,291)	(1,957)	(4,582)	(3,914)
Amortization of Actuarial Loss	337	375	675	749
Amortization of Transition Asset	(57)	(69)	(114)	(138)
Net Periodic Benefit Cost	$1,975	$1,555	$3,950	$3,110

No contributions were required or made in the three and six month periods ended September 29, 2012 and October 1, 2011.

7
During the six months ended September 29, 2012, the Company sold unused fixed assets which resulted in a gain of $292,000 as compared to a gain of $169,000 during the six months ended October 1, 2011.  During the three months ended September 29, 2012, the Company sold unused land in Cambria, Wisconsin which resulted in a book gain of $239,000.  A portion of the tax gain on this sale is expected to be deferred via a Like Kind Exchange transaction within six months of the sale of this property.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

8.
Recently Issued and Adopted Accounting Standards - There were no recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended September 29, 2012.

9.	Earnings per share for the Quarters Ended September 29, 2012 and October 1, 2011 are as follows:

	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic

Net earnings (loss)	$14,521	$2,883	$22,712	$ $ (5,092)
Deduct preferred stock dividends paid	6	6	12	12

Undistributed earnings (loss)	14,515	2,877	22,700	(5,104)
Earnings (loss) attributable to participating preferred	505	98	780	(174)

Earnings (loss) attributable to common shareholders	$14,010	$2,779	$21,920	$(4,930)

Weighted average common shares outstanding	11,374	11,737	11,531	11,736

Basic earnings (loss) per common share	$1.23	$0.24	$1.90	$(0.42)

Diluted

Earnings (loss) attributable to common shareholders	$14,010	$2,779	$21,920	$(4,930)
Add dividends on convertible preferred stock	5	5	10	10

Earnings (loss) attributable to common stock on a diluted basis	$14,015	$2,784	$21,930	$(4,920)

Weighted average common shares outstanding-basic	11,374	11,737	11,531	11,736
Additional shares issuable related to the
equity compensation plan	4	4	4	4
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	11,445	11,808	11,602	11,807

Diluted earnings (loss) per common share	$1.22	$0.24	$1.89	$(0.42)

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 29, 2012

10.
As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $319,471,000 and an estimated fair value of $316,635,000 as of September 29, 2012.  As of March 31, 2012, the carrying amount was $234,209,000 and the estimated fair value was $231,416,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

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
September 29, 2012

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

The Company’s raw product is harvested mainly between June through November. The Company experienced unfavorable growing conditions related to our pea harvest this summer reflecting a combination of high temperatures and uneven moisture.  These difficult growing conditions unfavorably impacted pea crop yields and plant recovery rates which resulted in unfavorable manufacturing variances.

Results of Operations:

Sales:

Second fiscal quarter 2013 results include net sales of $317.6 million, which represents a 12.3% increase, or $34.9 million, from the second quarter of fiscal 2012.  The increase in sales is attributable to increased selling prices and more favorable sales mix of $23.7 million and a sales volume increase of $11.2 million.  Much of the sales increase can be attributed to stronger promotional activity than the prior year.  The increase in sales is primarily from a $17.8 million increase in Canned Vegetable sales due to increased net unit selling prices and volume increases compared to the same period last year, $10.7 million increase in Fruit sales and an $8.9 million increase in Green Giant Alliance sales, partially offset by a $3.4 million decrease in Frozen sales.

Six months ended September 29, 2012 results include net sales of $548.6 million, which represents a 1.5% increase, or $8.1 million, from the six months ended October 1, 2011.  The increase in sales is attributable to increased selling prices and more favorable sales mix of $54.3 million partially offset by a sales volume reduction of $46.2 million.  The increase in sales is primarily from a $4.5 million increase in Canned Vegetable sales due to increased net unit selling prices, $4.9 million increase in Fruit sales and a $9.4 million increase in Green Giant Alliance sales, partially offset by an $11.6 million decrease in Frozen sales.

The following table presents sales by product category (in millions):

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 29, 2012

	Three Months Ended		Six Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Canned Vegetables	$188.4	$170.6	$339.1	$334.6
GMOL*	45.5	36.6	51.4	42.0
Frozen	19.0	22.4	39.7	51.3
Fruit Products	57.6	46.9	103.5	98.6
Snack	3.0	3.1	5.9	6.6
Other	4.1	3.1	9.0	7.4
	$317.6	$282.7	$548.6	$540.5

*GMOL includes frozen vegetable sales exclusively for GMOL.

Operating Income:

The following table presents components of operating income (loss) as a percentage of net sales:

	Three Months Ended			Six Months Ended
	September 29,		October 1,	September 29,		October 1,
	2012		2011	2012		2011
Gross Margin	12.9%		7.6%	12.8%		5.0%

Selling	2.8%		3.0%	3.0%		3.3%
Administrative	2.4%		2.5%	2.7%		2.6%
Other Operating Income	(0.1	) %	-%	(0.1	) %	-%

Operating Income (Loss)	7.8%		2.1%	7.2%		(0.9	) %

Interest Expense, Net	0.6%		0.7%	0.6%		0.7%

For the three month period ended September 29, 2012, the gross margin increased from the prior year quarter from 7.6% to 12.9% due primarily to higher net selling prices (after considering promotions) and a LIFO credit in the current year as compared to a charge in prior year.  The LIFO credit for the second quarter ended September 29, 2012 was $3,706,000 as compared to a charge of $12,754,000 for the second quarter ended October 1, 2011 and reflects the impact on the quarter of decreased inflationary cost increases expected in fiscal 2013, compared to fiscal 2012.  On an after-tax basis, LIFO net earnings increased by $2,409,000 for the quarter ended September 29, 2012 and decreased LIFO net earnings by $8,290,000 for the quarter ended October 1, 2011, based on the statutory federal income tax rate.

For the six month period ended September 29, 2012, the gross margin increased from the prior year period from 5.0% to 12.8% due primarily to a LIFO credit in the current year as compared to a charge in prior year and lower net selling prices (after considering promotions) compared to the prior year end.  The LIFO credit for the six months ended September 29, 2012 was $2,444,000 as compared to a charge of $19,281,000 for the six months ended October 1, 2011 and reflects the impact on the six months of reduced inflationary cost increases expected in fiscal 2013, compared to fiscal 2012.  On an after-tax basis, LIFO increased net earnings by $1,589,000 for the six months ended September 29, 2012 and decreased net earnings by $12,533,000 for the six months ended October 1, 2011, based on the statutory federal income tax rate.

For the three month period ended September 29, 2012, selling costs as a percentage of sales decreased from 3.0% to 2.8% for the same period in the prior year.  For the six month period ended September 29, 2012, selling costs as a percentage of sales decreased from 3.3% to 3.0%. The six month decrease is partially a result of the Green Giant Alliance sales increase, which don't incur selling costs.

For the three month period ended September 29, 2012, administrative expense as a percentage of sales decreased from 2.5% to 2.4% due primarily to sales increasing at a higher rate than these expenses in the current period.  For the six month period ended September 29, 2012, administrative expense as a percentage of sales increased from 2.6% to 2.7% due primarily to higher employment costs in the current period than the prior period.

During the six months ended September 29, 2012, the Company sold some unused fixed assets which resulted in a gain of $292,000.  During the six months ended October 1, 2011, the Company sold some unused fixed assets which resulted in a gain of $169,000. These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the second quarter and six months ended September 29, 2012, as a percentage of sales, decreased from 0.7% to 0.6% from the second quarter and six months ended October 1, 2011.  This decrease was due to the income and fees earned on the Allens Credit Facility and decreased long-term debt attributable to scheduled debt payments partially offset, in part, by higher interest expense related to the Company’s Revolver.

Income Taxes:

The effective tax rate was 36.7% and 35.1% for the six month periods ended September 29, 2012 and October 1, 2011, respectively.  Of the 1.6 percentage point increase in the effective tax rate for this period, the major contributors to this increase are the following items, 1) with higher pre-tax earnings in the current year, certain state rates which have graduated tax rates result in a higher rate of income taxes, and 2) the manufacturers deduction is a lower percentage of current year earnings than the prior year.  These items were partially offset by the reversal of certain tax reserves related to Research and Experimentation Credit.

Earnings per Share:

Basic earnings per share were $1.23 and $0.24 for the three months ended September 29, 2012 and October 1, 2011, respectively.  Diluted earnings per share were $1.22 and $0.24 for the three months ended September 29, 2012 and October 1, 2011, respectively.  Basic earnings per share were $1.90 and $(0.42) for the six months ended September 29, 2012 and October 1, 2011, respectively.  Diluted earnings per share were $1.89 and $(0.42) for the six months ended September 29, 2012 and October 1, 2011, respectively.  For details of the calculation of these amounts, refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 29, 2012

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	September 29,	October 1,	March 31,	March 31,
	2012	2011	2012	2011

Working capital:
Balance	$475,839	$522,574	$425,082	$294,712
Change during quarter	90,929	123,655
Long-term debt, less current portion	276,530	318,825	226,873	90,060
Total stockholders' equity per equivalent
common share (see Note)	31.09	28.53	29.14	28.96
Stockholders' equity per common share	31.88	29.16	29.81	29.61
Current ratio	2.25	2.53	4.60	2.13

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 8 of the Notes to Consolidated Financial Statements of the Company’s 2012 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $46.1 million in the first six months of fiscal 2013, compared to $85.2 million in the first six months of fiscal 2012.  The $39.1 million decrease in cash used is primarily attributable to increased net earnings of $27.8 million as previously discussed, a $13.0 million increase in cash provided by accounts payable, accrued expenses and other liabilities and a $6.5 million decrease in cash used by other current assets, all as compared to the first six months of fiscal 2012, partially offset by a $294.5 million increase in inventory in the first six months of fiscal 2013 as compared to $277.9 million increase in inventory in the first six months of fiscal 2012,  a $0.9 million increase in cash used by accounts receivable.

As compared to October 1, 2011, inventory decreased $6.2 million to $726.9 million at September 29, 2012.  The components of the inventory decrease reflect an $18.5 million increase in finished goods, a $4.3 million decrease in work in process and a $20.4 million decrease in raw materials and supplies.  The finished goods increase reflects higher inventory quantities attributable to an early pack due to the heat in fiscal year 2013 versus fiscal year 2012.  The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $134.8 million as of the end of the second quarter of 2013 as compared to $109.2 million as of the end of the second quarter of 2012.

Cash used in investing activities was $2.0 million in the first six months of fiscal 2013 compared to $9.1 million in the first six months of fiscal 2012.  The repayment of the Loan Receivable of $10.0 million in the first six months of fiscal 2013 was more than offset by the additions to property, plant and equipment which totaled $12.3 million in the first six months of fiscal 2013 as compared to $9.2 million in first six months of fiscal 2012.

Cash provided by financing activities was $57.5 million in the first six months of fiscal 2013, which included borrowings of $249.5 million and the repayment of $164.2 million of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  The Company repurchased $27.9 million of its stock during the first six months of fiscal 2013.  Excluding the Revolver, borrowings and repayments during the first six months of fiscal 2013 and fiscal 2012 were zero and $2.6 million, respectively.

The Company completed the closing of a new five year revolving credit facility on July 20, 2011.  Available borrowings on the Revolver total $250,000,000 from April through July and $350,000,000 from August through March with a maturity date of July 20, 2016.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of September 29, 2012, the interest rate was approximately 1.47% on a balance of $233.0 million.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At September 29, 2012, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the six months ended September 29, 2012, the Company sold $38,593,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $32,897,000 for the six months ended October 1, 2011.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 29, 2012, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                    Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased (1)		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
7/01/12 –	13,300	-	$28.49	-	-
7/31/12
8/01/12 –	885,313	-	$29.94	-	7,979
8/31/12
9/01/12 –	43,880	-	$29.30	-	43,880
9/30/12
Total	942,493	-	$29.89	-	51,859	365,613

(1)  26,300 shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

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
101
The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) condensed consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
October 25, 2012
Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
October 25, 2012
Timothy J. Benjamin
Chief Financial Officer