Form 10-Q
period 2012-12-29
Seneca Foods Corp
filed 2013-01-31
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 29, 2012	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 25, 2013
Common Stock Class A, $.25 Par	8,745,078
Common Stock Class B, $.25 Par	2,057,882

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-December 29, 2012, December 31, 2011 and March 31, 2012	1

	Condensed Consolidated Statements of Net Earnings-Three and Nine Months Ended
	December 29, 2012 and December 31, 2011	2

	Condensed Consolidated Statements of Comprehensive Income-Nine Months Ended
	December 29, 2012 and December 31, 2011	2

	Condensed Consolidated Statements of Cash Flows-Nine Months Ended
	December 29, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Stockholders' Equity-Nine Months Ended
	December 29, 2012	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Mine Safety Disclosures	20

Item 5	Other Information	20

Item 6	Exhibits	20

SIGNATURES		22

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 29,	December 31,	March 31,
	2012	2011	2012
ASSETS

Current Assets:
Cash and Cash Equivalents	$12,507	$11,218	$9,420
Accounts Receivable, Net	70,008	74,678	77,105
Loan Receivable (Note 2)	-	10,000	10,000
Inventories (Note 3):
Finished Goods	443,492	435,933	307,912
Work in Process	9,939	15,541	16,083
Raw Materials and Supplies	74,175	86,389	108,438
Total Inventories	527,606	537,863	432,433
Deferred Income Tax Asset, Net	8,105	7,996	8,637
Refundable Income Taxes	-	-	316
Other Current Assets	15,292	8,205	5,339
Total Current Assets	633,518	649,960	543,250
Property, Plant and Equipment, Net	186,354	185,237	192,825
Deferred Income Tax Asset, Net	1,882	-	403
Other Assets	1,274	1,653	1,558
Total Assets	$823,028	$836,850	$738,036
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$98,341	$89,588	$61,074
Accrued Vacation	10,493	10,308	10,506
Accrued Payroll	5,694	6,061	7,793
Other Accrued Expenses	30,517	33,280	31,459
Income Taxes Payable	3,637	2,452	-
Current Portion of Long-Term Debt	41,504	12,257	7,336
Total Current Liabilities	190,186	153,946	118,168
Long-Term Debt, Less Current Portion (Note 4)	228,412	285,910	226,873
Deferred Income Taxes	-	8,739	-
Other Long-Term Liabilities	40,595	21,363	38,322
Total Liabilities	459,193	469,958	383,363
Commitments
Stockholders' Equity:
Preferred Stock	5,467	6,271	6,268
Common Stock, $.25 Par Value Per Share	2,955	2,938	2,938
Additional Paid-in Capital	93,001	92,088	92,139
Treasury Stock, at cost	(29,883)	(785)	(1,435)
Accumulated Other Comprehensive Loss	(23,266)	(13,884)	(23,319)
Retained Earnings	315,561	280,264	278,082
Total Stockholders' Equity	363,835	366,892	354,673
Total Liabilities and Stockholders’ Equity	$823,028	$836,850	$738,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011

Net Sales	$452,731	$446,891	$1,001,375	$987,416

Costs and Expenses:
Cost of Product Sold	407,740	396,854	886,404	910,170
Selling and Administrative	18,544	19,195	49,617	50,708
Restructuring	2,510	-	2,510	39
Other Operating Income	(38)	(707)	(330)	(876)
Total Costs and Expenses	428,756	415,342	938,201	960,041
Operating Income	23,975	31,549	63,174	27,375
Interest Expense, Net	1,943	2,164	5,257	5,830
Earnings Before Income Taxes	22,032	29,385	57,917	21,545

Income Taxes	7,242	10,855	20,415	8,107
Net Earnings	$14,790	$18,530	$37,502	$13,438

Earnings Attributable to Common Stock	$14,265	$17,897	$36,188	$12,964

Basic Earnings per Common Share (Note 10)	$1.32	$1.53	$3.21	$1.10

Diluted Earnings per Common Share (Note 10)	$1.32	$1.52	$3.19	$1.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011

Comprehensive income:
Net earnings	$14,790	$18,530	$37,502	$13,438
Change in pension and post retirement benefits (net of tax)	(11)	278	53	98
Total	$14,779	$18,808	$37,555	$13,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Nine Months Ended
	December 29, 2012	December 31, 2011
Cash Flows from Operating Activities:
Net Earnings	$37,502	$13,438
Adjustments to Reconcile Net Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	17,182	16,874
Gain on the Sale of Assets	(330)	(876)
Deferred Income Tax (Benefit) Expense	(981)	5,127
Changes in Operating Assets and Liabilities:
Accounts Receivable	7,097	3,858
Inventories	(95,173)	(82,627)
Other Current Assets	(6,279)	(8,140)
Income Taxes	3,953	1,963
Accounts Payable, Accrued Expenses
and Other Liabilities	36,415	2,389
Net Cash Used in Operations	(614)	(47,994)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(14,103)	(13,736)
Proceeds from the Sale of Assets	350	921
Payment of Loan Receivable	10,000	-
Net Cash Used in Investing Activities	(3,753)	(12,815)
Cash Flow from Financing Activities:
Long-Term Borrowing	489,129	358,609
Payments on Long-Term Debt	(453,422)	(293,061)
Borrowings on Notes Payable	-	3,555
Other	207	(1,298)
Purchase of Treasury Stock	(28,448)	(528)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	7,454	67,265

Net Increase in Cash and Cash Equivalents	3,087	6,456
Cash and Cash Equivalents, Beginning of the Period	9,420	4,762
Cash and Cash Equivalents, End of the Period	$12,507	$11,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2012	$6,268	$2,938	$92,139	$(1,435)	$(23,319)	$278,082
Net earnings	-	-	-	-	-	37,502
Cash dividends
on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	3	46	-	-	-
Stock issued for profit sharing plan (Note 5)	-	-	29	-	-	-
Preferred stock conversion (Note 5)	(801)	14	787	-	-	-
Purchase treasury stock (Note 5)				(28,448)
Change in pension and post retirement
benefits adjustment (net of tax benefit $34)	-	-	-	-	53	-
Balance December 29, 2012	$5,467	$2,955	$93,001	$(29,883)	$(23,266)	$315,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 29, 2012

1.	Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 29, 2012 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2012 balance sheet was derived from the audited consolidated financial statements.  Certain previously reported amounts for the period ended December 31, 2011 have been reclassified to conform to the current period classification.

The results of operations for the three and nine month periods ended December 29, 2012 are not necessarily indicative of the results to be expected for the full year.

In the nine months ended December 29, 2012, the Company sold $151,240,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $150,981,000  for the nine months ended December 31, 2011.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K.  In addition, the following accounting policy has changed this fiscal year based on adopting ASU No. 2011-04, “Fair Value Measurements and Disclosures”:

Fair Value of Financial Instruments--The fair values of cash and cash equivalents, accounts receivable, short-term debt (classified as Level 2 in the fair value hierarchy) and accounts payable approximate cost because of the immediate and short-term maturity of these financial instruments.  See note 11 Fair Value of Financial Instruments, for a discussion of the fair value of long-term debt.

Acquisition--On January 15, 2013, the Company completed the acquisition of 100% of the membership interest of Independent Foods, LLC.  The business, based in Sunnyside, Washington, is a processor of canned pears, apples and cherries in the United States.  The rationale for the acquisition was twofold: (1) the business is a complementary fit with the Company's existing business and (2) it provides an extension of the Company's product offerings.  The purchase price was approximately $5.3 million plus the assumption of certain liabilities. In conjunction with the closing, the Company paid $19.5 million of liabilities acquired.  Since this acquisition was not completed until the fourth quarter of 2013, the Company will be reporting more details in future reports.

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

3.
First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $136.1 million as of the end of the third quarter of fiscal 2013 as compared to $119.9 million as of the end of the third quarter of fiscal 2012.  The change in the LIFO Reserve for the three months ended December 29, 2012 was an increase of $1,268,000 as compared to an increase of $10,774,000 for the three months ended December 31, 2011.  The change in the LIFO Reserve for the nine months ended December 29, 2012 was a decrease of $1,176,000 as compared to an increase of $30,055,000 for the nine months ended December 31, 2011.  This reflects the projected impact of reduced inflationary cost increases expected in fiscal 2013 versus fiscal 2012.

4.
The Company completed the closing of a new five year revolving credit facility (“Revolver”) on July 20, 2011.  Available borrowings under the Revolver total $250,000,000 from April through July and $350,000,000 from August through March.  The Revolver balance as of December 29, 2012 was $185,860,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to its five year term.  The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The decrease in average amount of Revolver borrowings during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was attributable to improved operating results partially offset by the share repurchases and additional seasonal working capital needs.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 29, 2012

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date periods of fiscal 2013 and fiscal 2012:

	Third Quarter		Year-to-Date
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$185,860	$206,346	$185,860	$206,346
Weighted average interest rate	1.48%	1.89%	1.48%	1.89%
Reported during the period:
Maximum amount of borrowings	$258,000	$268,363	$258,000	$268,363
Average outstanding borrowings	188,302	215,397	150,773	163,772
Weighted average interest rate	1.47%	1.78%	1.51%	1.61%

5.
During the nine-month period ended December 29, 2012, there were 33,760 shares, or $8,000, of Class B Common Stock (at Par), converted to Class A Common Stock and there were 52,200 shares, or $801,000 of Participating Preferred Stock, also converted to Class A Common Stock.  During the nine month period ended December 29, 2012, the Company repurchased 89,046, shares or $2,518,000 of its Class A Common Stock.  As of December 29, 2012, 153,879 shares or $3,953,000 of stock have been repurchased under the Company's share repurchase program.  In addition, on August 30, 2012, the Company repurchased 864,334 shares of Class A Common Stock in a Board approved transaction outside of the Company's share repurchase program for $25,930,000.  All shares were repurchased as Treasury Stock and are not considered outstanding.  During the three month period ended June 30, 2012, there were 1,330 shares, or $29,000 of Class B Common Stock issued in lieu of cash compensation under the Company’s Profit Sharing Bonus Plan.

6.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
	(In thousands)

Service Cost	$2,925	$761	$7,369	$3,763
Interest Cost	1,764	1,705	5,291	5,115
Expected Return on Plan Assets	(2,291)	(1,957)	(6,873)	(5,871)
Amortization of Actuarial Loss	338	374	1,013	1,123
Amortization of Transition Asset	(56)	(69)	(170)	(207)
Net Periodic Benefit Cost	$2,680	$814	$6,630	$3,923

A contribution of $3,000,000 was made to the Pension Plan during the three month period ended December 29, 2012 and a contribution of $15,400,000 was made during the three month period ended December 31, 2011.

7.	The following table summarizes the restructuring charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2012	$37	$-	$-	$37
Third Quarter Charge	-	1,107	1,403	2,510
Cash payments/write offs	(15)	-	-	(15)
Balance December 29, 2012	$22	$1,107	$1,403	$2,532

During the third quarter of fiscal 2013, the Company implemented a product rationalization program and recorded a restructuring charge of $2,510,000 for related equipment costs, lease impairment costs (net of realizable value), and certain inventory costs.

8.
During the nine months ended December 29, 2012 and December 31, 2011, the Company sold some unused fixed assets which resulted in a gain of $330,000 and $876,000, respectively. During the three months ended September 29, 2012, the Company sold unused land in Cambria, Wisconsin which resulted in a book gain of $239,000.  A portion of the tax gain on this sale is expected to be deferred via a Like Kind Exchange transaction within six months of the sale of this property.  During the three months ended December 31, 2011, the Company sold an unused facility in LeSueur, Minnesota which resulted in a book gain of $665,000.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

9.
Recently Issued and Adopted Accounting Standards - There were no recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended December 29, 2012.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 29, 2012

10.	Earnings per share for the Quarters Ended December 29, 2012 and December 31, 2011 are as follows:

	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic

Net earnings	$14,790	$18,530	$37,502	$13,438
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings	14,784	18,524	37,485	13,421
Earnings attributable to participating preferred	519	627	1,297	457

Earnings attributable to common shareholders	$14,265	$17,897	$36,188	$12,964

Weighted average common shares outstanding	10,767	11,728	11,276	11,734

Basic earnings per common share	$1.32	$1.53	$3.21	$1.10

Diluted

Earnings attributable to common shareholders	$14,265	$17,897	$36,188	$12,964
Add dividends on convertible preferred stock	5	5	15	15

Earnings attributable to common stock on a diluted basis	$14,270	$17,902	$36,203	$12,979

Weighted average common shares outstanding-basic	10,767	11,728	11,276	11,734
Additional shares issuable related to the
equity compensation plan	4	4	4	4
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	10,838	11,799	11,347	11,805

Diluted earnings per common share	$1.32	$1.52	$3.19	$1.10

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 29, 2012

11.
As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $269,916,000 and an estimated fair value of $267,050,000 as of December 29, 2012.  As of March 31, 2012, the carrying amount was $234,209,000 and the estimated fair value was $231,416,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12.
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
December 29, 2012

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

Acquisition--On January 15, 2013, the Company completed the acquisition of 100% of the membership interest of Independent Foods, LLC.  The business, based in Sunnyside, Washington, is a processor of canned pears, apples and cherries in the United States.  The rationale for the acquisition was twofold: (1) the business is a complementary fit with the Company's existing business and (2) it provides an extension of the Company's product offerings.  The purchase price was approximately $5.3 million plus the assumption of certain liabilities. In conjunction with the closing, the Company paid $19.5 million of liabilities acquired.  Since this acquisition was not completed until the fourth quarter of 2013, the Company will be reporting more details in future reports.

Results of Operations:

Sales:

Third fiscal quarter 2013 results include net sales of $452.7 million, which represents a 1.3%, or $5.8 million, increase from the third quarter of fiscal 2012.  The increase in sales is attributable to a sales volume increase of $28.1 million partially offset by decreased selling prices and less favorable sales mix of $22.3 million. The increase in sales is primarily from a $4.0 million increase in Canned Vegetable sales due to increased volume and a $9.2 million increase in Fruit sales, partially offset by a $7.0 million decrease in Green Giant Alliance sales and a $1.1 million decrease in Frozen sales.

Nine months ended December 29, 2012 results include net sales of $1,001.4 million, which represents a 1.4%, or $14.0 million, increase from the nine months ended December 31, 2011.  The increase in sales is attributable to increased selling prices and more favorable sales mix of $32.0 million partially offset by a sales volume reduction of $18.0 million.   The increase in sales is primarily from an $8.6 million increase in Canned Vegetable sales due to increased net unit selling prices, a $14.1 million increase in Fruit sales and a $2.5 million increase in Green Giant Alliance sales, partially offset by a $12.7 million decrease in Frozen sales.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 29, 2012

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Canned Vegetables	$243.4	$239.4	$582.6	$574.0
Green Giant Alliance	113.1	120.1	164.6	162.1
Frozen	21.5	22.6	61.2	73.9
Fruit Products	66.5	57.3	170.0	155.9
Snack	2.8	2.8	8.7	9.3
Other	5.4	4.7	14.3	12.2
	$452.7	$446.9	$1,001.4	$987.4

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Gross Margin	9.9%	11.2%	11.5%	7.8%

Selling	2.4%	2.5%	2.7%	2.9%
Administrative	1.7%	1.8%	2.2%	2.2%
Restructuring	0.6%	-%	0.3%	-%
Other Operating Income	-%	-0.2%	-%	-0.1%

Operating Income	5.2%	7.1%	6.3%	2.8%

Interest Expense, Net	0.4%	0.5%	0.5%	0.6%

For the three month period ended December 29, 2012, the gross margin decreased from the prior year quarter from 11.2% to 9.9% due primarily to lower net selling prices (after considering promotions) compared to the prior year which was partially offset by a lower LIFO charge in the current year as compared to the prior year.  The LIFO charge for the third quarter ended December 29, 2012 was $1,268,000 as compared to $10,774,000 for the third quarter ended December 31, 2011 and reflects the impact on the current quarter of the current inflationary cost decreases expected in fiscal 2013, compared to fiscal 2012.  On an after-tax basis, LIFO reduced net earnings by $824,000 for the quarter ended December 29, 2012 and $7,003,000 for the quarter ended December 31, 2011, based on the statutory federal income tax rate.

For the nine month period ended December 29, 2012, the gross margin increased from the prior year period from 7.8% to 11.5% due primarily to a LIFO credit in the current year as compared to a charge in prior year and higher net selling prices (after considering promotions) compared to the prior year end.  The LIFO credit for the nine months ended December 29, 2012 was $1,176,000 as compared to a charge of $30,055,000 for the nine months ended December 31, 2011 and reflects the impact on the nine months of reduced inflationary cost increases expected in fiscal 2013, compared to fiscal 2012.  On an after-tax basis, LIFO increased net earnings by $764,000 for the nine months ended December 29, 2012 and reduced net earnings by $19,536,000 for the nine months ended December 31, 2011, based on the statutory federal income tax rate.

For the three month period ended December 29, 2012, selling costs as a percentage of sales decreased from 2.5% to 2.4% from the same period in the prior year.  For the nine month period ended December 29, 2012, selling costs as a percentage of sales decreased from 2.9% to 2.7% as a result of slightly higher Green Giant Alliance sales which do not incur brokerage commissions.

For the three month period ended December 29, 2012, administrative expense as a percentage of sales decreased from 1.8% to 1.7% from the same period in the prior year.  For the nine month period ended December 29, 2012, administrative expense as a percentage of sales were unchanged at 2.2% from the third quarter ended December 31, 2011.  Administrative expense decreased for the three month period ended December 29, 2012 due primarily to lower employment costs in the current period.

During the third quarter of fiscal 2013, the Company implemented a product rationalization program and recorded a restructuring charge of $2,510,000 for related equipment costs, lease impairment costs (net of realizable value), and certain inventory costs. This charge is included in restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.

During the nine months ended December 29, 2012, the Company sold some unused fixed assets which resulted in a gain of $330,000.  During the nine months ended December 31, 2011, the Company sold some unused fixed assets which resulted in a gain of $876,000.  During the three months ended December 31, 2011, the Company sold an unused facility in LeSueur, Minnesota which resulted in a book gain of $665,000.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the third quarter ended December 29, 2012, as a percentage of sales, decreased from 0.5% to 0.4% from the third quarter ended December 31, 2011.  Interest expense for the nine months ended December 29, 2012, as a percentage of sales, decreased from 0.6% to 0.5% from the nine months ended December 31, 2011.  This decrease was due to lower interest expense related to the Company’s Revolver and decreased long-term debt interest attributable to scheduled debt payments, partially offset, in part, by lower income and fees earned on the Loan Receivable.

Income Taxes:

The effective tax rate was 35.2% and 37.6% for the nine month periods ended December 29, 2012 and December 31, 2011, respectively. Of the 2.4 percentage point decrease in the effective tax rate for this period, the major contributor was a lower pension contribution in the current year ($3.0 million this year versus $15.4 million last year) as compared to the prior year, this increased the manufacturers deduction in the current year which resulted in a lower effective tax rate percentage in the current year than the prior year.  This item were partially offset by higher state income tax rates.

Earnings per Share:

Basic earnings per share was $1.32 and $1.53 for the three months ended December 29, 2012 and December 31, 2011, respectively.  Diluted earnings per share was $1.32 and $1.52 for the three months ended December 29, 2012 and December 31, 2011, respectively.  Basic earnings per share was $3.21 and $1.10 for the nine months ended December 29, 2012 and December 31, 2011, respectively.  Diluted earnings per share was $3.19 and $1.10 for the nine months ended December 29, 2012 and December 31, 2011, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	December 29,	December 31,	March 31,	March 31,
	2012	2011	2012	2011

Working capital:
Balance	$443,332	$496,014	$425,082	$294,712
Change during quarter	(32,507)	(26,560)
Long-term debt, less current portion	228,412	285,910	226,873	90,060
Total stockholders' equity per equivalent
common share (see Note)	32.41	30.09	29.14	28.96
Stockholders' equity per common share	33.18	30.78	29.81	29.61
Current ratio	3.33	4.22	4.60	2.13

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 8 of the Notes to Consolidated Financial Statements of the Company’s 2012 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $0.6 million in the first nine months of fiscal 2013, compared to net cash used in operating activities of $48.0 million in the first nine months of fiscal 2012.  The $47.4 million decrease in cash used is primarily attributable to increased net earnings of $24.1 million as previously discussed,  a $3.2 million increase in cash provided by accounts receivable as compared to the first nine months ended December 31, 2011, a $34.4 million increase in cash provided by accounts payable, accrued expenses and other liabilities as compared to the first nine months ended December 31, 2011, partially offset by a $12.5 million increase in cash used for inventory.

As compared to December 31, 2011, inventory decreased $10.3 million. The components of the inventory decrease reflect a $7.6 million increase in finished goods, a $5.6 million decrease in work in process and a $12.3 million decrease in raw materials and supplies.  The finished goods increase reflects higher inventory quantities attributable to decreased sales volume as compared to the prior year partially offset by decreased production during the last harvest season.  The work in process decrease is primarily due to a decrease in the quantity of steel sheets used in can manufacturing compared to the prior year. The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year.   FIFO based inventory costs exceeded LIFO based inventory costs by $136.1 million as of the end of the third quarter of 2013 as compared to $119.9 million as of the end of the third quarter of 2012.

Cash used in investing activities was $3.8 million in the first nine months of fiscal 2013 compared to $12.8 million in the first nine months of fiscal 2012. The repayment of the Loan Receivable of $10.0 million in the first nine months of fiscal 2013 was more than offset by the additions to property, plant and equipment of $14.1 million in the first nine months of fiscal 2013.  There were $13.7 million of additions to property, plant and equipment in first nine months of fiscal 2012.

Cash provided by financing activities was $7.5 million in the first nine months of fiscal 2013, which included borrowings of $489.1 million and the repayment of $453.4 million of long-term debt principally consisting of borrowings and repayments on the Revolver.  The Company repurchased $28.4 million of its stock during the first nine months of fiscal 2013.  Excluding the Revolver and scheduled principal payments, borrowings and repayments during the first nine months of fiscal 2013 and fiscal 2012 were zero and $3.6 million, respectively.

The Company completed the closing of a new five year revolving credit facility on July 20, 2011.  Available borrowings on the Revolver total $250,000,000 from April through July and $350,000,000 from August through March with a maturity date of July 20, 2016.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of December 29, 2012, the interest rate was approximately 1.48% on a balance of $185.9 million.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At December 29, 2012, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

During the nine months ended December 29, 2012, the Company sold $151,240,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $150,981,000 for the nine months ended December 31, 2011.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the revenue recognition criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 29, 2012, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

None.

Item 1A.                    Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased (1)		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
10/01/12 –	29,592	-	$29.92	-	19,492
10/31/12
11/01/12 –	6,300	-	$30.13	$-	-
11/30/12
12/01/12 –	10,063	-	$30.87	-	-
12/31/12
Total	45,955	-	$30.16	$-	19,492	346,121

(1)  26,463 shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

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
101
The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) condensed consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
January 31, 2013
Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
January 31, 2013
Timothy J. Benjamin
Chief Financial Officer