Form 10-K
period 2013-03-31
Seneca Foods Corp
filed 2013-05-23
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2013	Commission File Number 0-01989

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

Large accelerated filer Accelerated filer X Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on October 1, 2012 was approximately $249,014,000.

As of May 21, 2013, there were 8,704,043 shares of Class A common stock and 2,048,424 shares of Class B common stock outstanding.

Documents Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2013 (the “2013 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

(2)	Portion of the Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

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

As of March 31, 2013, the Company’s facilities consisted of 22 processing plants strategically located throughout the United States, two can manufacturing plants, two seed processing operations, a small farming operation and a limited logistical support network.  The Company also maintains warehouses which are generally located adjacent to its processing plants.  The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 64 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby’s brand in 1983, the purchase of General Mills’ Green Giant processing assets and entry into the Alliance Agreement with GMOL in 1995 and the acquisition of Chiquita Processed Foods in 2003.  The Company believes that these acquisitions have enhanced the Company’s leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales.  In August 2006, the Company acquired Signature Fruit Company, LLC, a leading producer of canned fruits located in Modesto, California.  This acquisition allowed the Company to broaden its product offerings to become a leading producer and distributor of canned fruit and to achieve cost advantages through the realization of distribution and other synergies with the Company’s canned vegetable business.  On January 15, 2013, the Company completed its acquisition of 100% of the membership interest in Independent Foods, LLC.  The business is based in Sunnyside, Washington, is a processor of canned pears, apples and cherries in the United States.   The rationale for the acquisition was twofold: (1) the business is a complementary fit with the Company's existing business and (2) it provides an extension of the Company's product offerings.

Available Information

The Company’s Internet address is www.senecafoods.com.  The Company’s annual report on Form 10-K, the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the Company’s web site, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on the Company’s web site are available free of charge.  Information on our website is not part of the Annual Report on Form 10-K.

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

Financial Information about Industry Segments

The Company manages its business on the basis of two reportable segments – the primary segment is the processing and sale of fruits and vegetables and the secondary segment is the processing and sale of chip products.  These two segments constitute the food operation.  The food operation constitutes 98% of total sales, of which approximately 69% is canned vegetable processing, 19% is canned fruit processing, 11% is frozen fruit and vegetable processing and 1% is fruit chip processing.  The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 2% of the Company’s total sales.

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

The following table summarizes net sales by major product category for the years ended March 31, 2013, 2012, and 2011:

Classes of similar products/services:	2013	2012	2011
	(In thousands)
Net Sales:
GMOL *	$165,684	$166,231	$191,526
Canned vegetables	746,892	743,123	688,303
Frozen *	84,935	96,870	86,904
Fruit	245,596	220,184	194,671
Snack	11,357	11,730	10,604
Other	21,833	19,667	17,577
Total	$1,276,297	$1,257,805	$1,189,585

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

The Company is required to pay an annual royalty and Corlib Brands may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).  With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans.  A total of $332,000 was paid as a royalty fee for the year ended March 31, 2013.

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

These seasonal fluctuations, are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended March 31, 2013:
Net sales	$231,051	$317,593	$452,731	$274,922
Gross margin	29,075	40,905	44,991	26,341
Net earnings	8,191	14,521	14,790	3,911
Inventories (at quarter end)	458,368	726,898	527,606	479,730
Revolver outstanding (at quarter end)	100,000	233,000	185,860	188,000

Year ended March 31, 2012:
Net sales	$257,836	$282,689	$446,891	$270,389
Gross margin	5,856	21,353	50,037	15,573
Net earnings (loss)	(7,975)	2,883	18,530	(2,182)
Inventories (at quarter end)	431,862	733,143	537,863	432,433
Revolver outstanding (at quarter end)	115,460	237,413	206,346	144,149

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

During the past year, approximately 11% of the Company’s processed foods sales were packed for retail customers under the Company’s branded labels of Libby’s®, Blue Boy®, Aunt Nellie’s Farm Kitchen®, Stokely®, Read®, Festal®, Seneca Farms™, and Seneca®.  About 22% of processed foods sales were packed for institutional food distributors and 54% were retail packed under the private label of our customers.  The remaining 13% was sold under the Alliance Agreement with GMOL (see note 13 of Item 8, Financial Statements and Supplementary Data).  Termination of the Alliance Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOL or another major vegetable marketer.  The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top five national brands according to a leading market research firm.

The information under the heading "Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2013 Annual Report is incorporated by reference.

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

Employment

At our fiscal year end 2013, the Company had approximately 3,500 employees of which 3,100 full time and 300 seasonal employees work in food processing and 100 full time employees work in other activities.  The number increases to approximately 10,000 due to an increase in seasonal employees during our peak pack season.

The Company has six collective bargaining agreements with three unions covering approximately 900 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  There are two agreements that will expire in calendar 2014. There are also three agreements that will expire in calendar 2015 and one agreement in calendar 2016.

Domestic and Export Sales

The following table sets forth domestic and export sales:

	Fiscal Year
	2013	2012	2011
	(In thousands, except percentages)
Net Sales:
United States	$1,150,831	$1,139,904	$1,083,889
Export	125,466	117,901	105,696
Total Net Sales	$1,276,297	$1,257,805	$1,189,585

As a Percentage of Net Sales:
United States	90.2%	90.6%	91.1%
Export	9.8%	9.4%	8.9%
Total	100.0%	100.0%	100.0%

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

The Alliance Agreement ends December 31, 2019 but may be extended indefinitely unless terminated by either party in accordance with the provisions of the Alliance Agreement.  We are subject to extensive covenants in the Alliance Agreement with respect to quality and delivery of products, maintenance of the Alliance Agreement production plants and other standards of our performance.  If we were to fail in our performance of these covenants, GMOL would be entitled to terminate the Alliance Agreement.  Upon virtually all of the causes of termination enumerated in the Alliance Agreement, GMOL will acquire legal title to two production plants and certain of the other assets which we acquired under the Alliance Agreement and various financial adjustments between the parties will occur.  If GMOL or the Company terminates the Alliance Agreement without cause, the terminating party must pay a substantial termination payment.

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

Green Giant products packed by us in fiscal years 2013 and 2012 constituted approximately 13% in both years, of our total sales.  Our sales of Green Giant product and financial performance under the Alliance Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and GMOL’s success in marketing the products produced by us.  The ability of GMOL to successfully market these products will depend upon GMOL’s sales efforts as well as the factors described above under “Excess capacity in the fruit and vegetable industry has a downward impact on selling price.”  We cannot give assurance as to the volume of GMOL’s sales and cannot control many of the key factors affecting that volume.  Sales to GMOL declined $86 million, from $252 million to $166 million, between fiscal year 2003 and fiscal year 2013 based on changes in GMOL’s demand for the commodities we produce for them.

Additionally, purchases by the United Sates Department of Agriculture (“USDA”) in fiscal year 2013 represented approximately 4% of our total sales.  The purchase of our products by the USDA is done through the government’s competitive bid process.  We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product.  The government contracting process is complex and subject to numerous regulations and requirements.  Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA.  The government procurement process could also change and result in our inability to meet the new requirements.  Additionally, the government’s need for our products could decrease, which would result in reduced sales to the USDA.

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

We only have two plants that produce fruit products and one plant that produces pumpkin products.  We have two plants that manufacture empty cans, one with substantially more capacity than the other, which are not interchangeable since each plant cannot necessarily produce all the can sizes needed.  Although we maintain property and business interruption insurance coverage, there can be no assurance that this level of coverage is adequate in the event of a catastrophe or significant disruption at these or other Company facilities.  If such an event occurs, it could materially and adversely affect our business, financial condition and results of operations.

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

At the end of our 2013 fiscal year, we had approximately 3,500 employees of which 3,100 full time and 300 seasonal employees worked in food processing and 100 employees worked in other activities.  During the peak summer harvest period, we hire approximately 6,700 seasonal employees to help process fruits and vegetables.  Many of our processing operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions.  An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to BPA.

There has been increased state legislative activity to ban Bisphenol-A ("BPA") from food contact packaging. These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing BPA containing materials. The Company, in collaboration with other can makers as well as enamel suppliers, has decided to aggressively work to find alternative materials for can linings not manufactured using BPA. However, commercially acceptable alternatives are not immediately available for some applications and there can be no assurance that these steps will be successful.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used primarily in manufacturing our canned products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The new rule, which is effective for the 2013 calendar year and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country.  The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used primarily in the manufacture of our canned products, including tantalum, tin, gold, and tungsten. The number of suppliers, who provide conflict-free minerals in steel production, or other components, may be limited. In addition, there may be significant costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our canned products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may hurt our business. In addition, we may encounter significant challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us, as well as our competitors, at a disadvantage if we are unable to do so.

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

As of March 31, 2013, we had approximately $270.2 million of total indebtedness, including various debt agreements and a $188.0 million outstanding balance on our $300.0 to $400.0 million revolving credit facility (“Revolver”).  Scheduled debt service for fiscal 2014 is $40.2 million.  The Company will evaluate its alternatives related to these payments.  During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our Revolver.  We renewed our Revolver during fiscal 2012 for five years so it now matures on July 20, 2016.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

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

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to  as our voting preferred stock, are entitled to one vote per share. As of March 31, 2013, holders of Class B common stock and voting preferred stock held 87.6% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2013, our current executive officers and directors beneficially owned 10.4% of our outstanding shares of Class A common stock, 41.1% of our outstanding shares of Class B common stock and 82.4% of our voting preferred stock, or 49.4% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

The Company uses the Last-In, First-Out (LIFO) method of inventory accounting.  As of March 31, 2013, we had a LIFO reserve of $133.0  million which, at the U.S. corporate tax rate, represents approximately $46.6 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs.  From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed.  Should LIFO be repealed, the $46.6 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time.  Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operation.

Item 1B

Unresolved Staff Comments

The Company does not have any unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

Manufacturing Plants and Warehouses

	Square
	Footage	Acres
	('000)
Food Group
Modesto, California	2,213	114
Buhl, Idaho	616	141
Payette, Idaho	382	43
Princeville, Illinois	271	303
Arlington, Minnesota	264	541
Blue Earth, Minnesota	286	346
Bricelyn, Minnesota	57	7
Glencoe, Minnesota	646	783
LeSueur, Minnesota	23	2
Montgomery, Minnesota	556	1,010
Rochester, Minnesota	1,078	840
Geneva, New York	779	608
Leicester, New York	198	91
Marion, New York	348	181
Lebanon, Pennsylvania	138	16
Dayton, Washington	253	41
Sunnyside, Washington	258	49
Yakima, Washington	122	8
Baraboo, Wisconsin	258	11
Cambria, Wisconsin	412	406
Clyman, Wisconsin	410	480
Cumberland, Wisconsin	375	304
Gillett, Wisconsin	320	105
Janesville, Wisconsin	1,119	302
Mayville, Wisconsin	297	367
Oakfield, Wisconsin	227	2,228
Ripon, Wisconsin	589	75

Non-Food Group
Penn Yan, New York	27	4

Total	12,522	9,406

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

Item 3

Legal Proceedings

See Note 14, "Legal Proceedings and Other Contingencies" to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplemental Data.

See also  Item 1, Business -- Environmental Regulation, for information regarding environmental legal proceedings.

Item 4

Mine Safety Disclosures

Not Applicable.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2013 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting.  The 2007 Equity Plan has a 10-year term and authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock.  A total of 3,834 shares were awarded in fiscal year 2008, 4,879 shares were awarded in fiscal year 2009, 3,744 shares were awarded in fiscal year 2010, 3,760 were awarded in fiscal year 2011, 4,870 were awarded in fiscal year 2012, and 3,937 were awarded in fiscal year 2013 under the terms of the 2007 Equity Plan.  As of March 31, 2013, there were 74,976 shares available for distribution as part of future awards under the 2007 Equity Plan.  No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

Common Stock Performance Graph

Refer to the information in the 2013 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Issuer Purchases of Equity Securities

						Maximum Number (or
						Approximate Dollar
	Total Number of Shares		Average Price Paid per		Total Number of Shares	Value) of Shares that
	Purchased (1)		Share		Purchased as Part of	May Yet Be Purchased
	Class A	Class B	Class A	Class B	Publicly Announced	Under the Plans or
Period	Common	Common	Common	Common	Plans or Programs	Programs
1/01/13 - 1/31/13	-	-	$-	$-	-
2/01/13 - 2/28/13	7,000	-	$31.57	$-	-
3/01/13 - 3/31/13	6,748	58	$30.37	$32.29	-
Total	13,748	58	$30.99	$32.29	-	346,121

(1) All purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan
and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the Plans.

Item 6

Selected Financial Data

Refer to the information in the 2013 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2013 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2013 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2013 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm," which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, management believes that, as of March 31, 2013, our internal control over financial reporting is effective based on those criteria.  In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the acquisition of Independent Foods, LLC, which was completed on January 15, 2013. The contribution from the Independent Foods, LLC acquisition represents less than 2% of consolidated revenue for the year ended March 31, 2013 and approximately 4% of consolidated assets as of March 31, 2013. Refer to Note 2, Acquisitions, to the consolidated financial statements for further discussion of the acquisition and the impact on the Company’s consolidated financial statements.

The Company’s independent registered public accountant has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears on the next page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited Seneca Foods Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Independent Foods, LLC, which was acquired on January 15, 2013, and which is included in the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2013, and the related consolidated statements of net earnings, stockholders’ equity, and cash flows for the year then ended. Independent Foods, LLC constituted 4% of consolidated assets as of March 31, 2013, and less than 2% of consolidated revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Independent Foods, LLC because of the timing of the acquisition which was completed on January 15, 2013. Our audit of internal control over financial reporting of Seneca Foods Corporation also did not include an evaluation of the internal control over financial reporting of Independent Foods, LLC.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2013 and 2012, and the related consolidated statements of net earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2013 and our report dated May 23, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin

May  23, 2013

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors” in the Company’s definitive Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on August 1, 2013.  The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2013.

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

Item 11

Executive Compensation

The information included under the following captions in the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2013,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Stock Vested in Fiscal Year 2013,” “Pension Benefits,” “Compensation of Directors” and “Compensation Committee Interlocks.”  The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the 2013 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income – Years ended March 31, 2013, 2012 and 2011

Consolidated Balance Sheets - March 31, 2013 and 2012

Consolidated Statements of Cash Flows – Years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements – Years ended March 31, 2013, 2012 and 2011

Reports of Independent Registered Public Accounting Firm

Pages

2.	Supplemental Schedule:

Report of Independent Registered Public Accounting Firm on Schedule19
Schedule II—Valuation and Qualifying Accounts20

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

10.4
First Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 1, 2011 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (filed herewith).

10.5
Second Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 20, 2012 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (filed herewith).

10.6
Third Amendment to the Second Amended and Restated Loan and Security Agreement dated as of March 5, 2013 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (filed herewith).

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

10.10*Separation Agreement and General Release between Seneca Foods Corporation and Roland E. Breunig dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 27, 2012)

13
The material contained in the 2013 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of BDO USA, LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following materials from Seneca Foods Corporation’s Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements ***

* Indicates management or compensatory agreement

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
Marion, New York

The audits referred to in our report dated May 23, 2013 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Form 10-K by reference to the Annual Report to Shareholders for the year ended March 31, 2013, also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP
Milwaukee, Wisconsin

May 23, 2013

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged/	Charged to		Deductions		Balance
	beginning	(credited)	other		from		at end
	of period	to income	accounts		reserve		of period

Year-ended March 31, 2013:
Allowance for doubtful accounts	$206	$(55)	$44	(d)	$6	(a)	$201
Income tax valuation allowance	$906	$(148)	$—		$—		$758

Year-ended March 31, 2012:
Allowance for doubtful accounts	$247	$(44)	$—		$3	(a)	$206
Income tax valuation allowance	$1,749	$181	$—		$(1,024)	(c)	$906

Year-ended March 31, 2011:
Allowance for doubtful accounts	$354	$(81)	$42	(b)	$(68)	(a)	$247
Income tax valuation allowance	$1,737	$12	$—		$—		$1,749

(a) Accounts written off, net of recoveries.
(b) Acquired via the Lebanon acquisition.
(c) Expiration of state credits which were fully reserved.
(d) Acquired via the Sunnyside acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION /s/Timothy J. Benjamin Timothy J. Benjamin Senior Vice President, Chief Financial Officer and Treasurer	May 23, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott Arthur S. Wolcott	Chairman and Director	May 23, 2013

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, Director	May 23, 2013

/s/Timothy J. Benjamin Timothy J. Benjamin	Senior Vice President, Chief Financial Officer and Treasurer	May 23, 2013

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Vice President, Controller, and Secretary (Principal Accounting Officer)	May 23, 2013

*	Director	May 23, 2013
Arthur H. Baer

*	Director	May 23, 2013
Peter R. Call
* John P. Gaylord	Director	May 23, 2013
*	Director	May 23, 2013
Susan A. Henry

	Director	May 23, 2013
Samuel T. Hubbard, Jr.

*	Director	May 23, 2013
Thomas Paulson

*	Director	May 23, 2013
Susan W. Stuart

/s/Kraig H. Kayser *By Kraig H. Kayser, Attorney-in-fact