Form 10-Q
period 2013-06-29
Seneca Foods Corp
filed 2013-08-01
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2013	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 23, 2013
Common Stock Class A, $.25 Par	8,724,175
Common Stock Class B, $.25 Par	2,028,800

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-June 29, 2013, June 30, 2012 and March 31, 2013	1

	Condensed Consolidated Statements of Net Earnings-Three Months Ended
	June 29, 2013 and June 30, 2012	2

	Condensed Consolidated Statements of Comprehensive Income-Three Months Ended
	June 29, 2013 and June 30, 2012	2

	Condensed Consolidated Statements of Cash Flows-Three Months Ended
	June 29, 2013 and June 30, 2012	3

	Condensed Consolidated Statements of Stockholders' Equity-Three Months Ended
	June 29, 2013	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Mine Safety Disclosures	18

Item 5	Other Information	18

Item 6	Exhibits	18

SIGNATURES		20

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	June 29,	June 30,	March 31,
	2013	2012	2013
ASSETS

Current Assets:
Cash and Cash Equivalents	$6,069	$12,174	$14,104
Accounts Receivable, Net	53,272	55,909	82,933
Inventories
Finished Goods	319,061	305,856	351,231
Work in Process	5,509	7,556	10,032
Raw Materials and Supplies	160,124	144,956	118,467
Total Inventories	484,694	458,368	479,730
Deferred Income Tax Asset, Net	9,534	8,606	9,400
Other Current Assets	32,442	5,238	25,299
Total Current Assets	586,011	540,295	611,466
Property, Plant and Equipment, Net	186,878	196,767	188,407
Deferred Income Tax Asset, Net	2,771	34	2,097
Other Assets	1,090	1,463	1,179
Total Assets	$776,750	$738,559	$803,149
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$90,074	$103,559	$72,128
Accrued Payroll	5,729	6,617	7,537
Accrued Vacation	10,968	10,597	10,877
Other Accrued Expenses	25,297	23,604	29,755
Income Taxes Payable	1,988	3,529	4,100
Current Portion of Long-Term Debt	38,808	7,479	40,170
Total Current Liabilities	172,864	155,385	164,567
Long-Term Debt, Less Current Portion	192,518	180,804	230,016
Other Long-Term Liabilities	43,110	39,937	41,400
Total Liabilities	408,492	376,126	435,983
Commitments
Stockholders' Equity:
Preferred Stock	5,422	6,268	5,422
Common Stock, $.25 Par Value Per Share	2,955	2,941	2,955
Additional Paid-in Capital	93,097	92,187	93,069
Treasury Stock, at cost	(31,475)	(1,880)	(31,204)
Accumulated Other Comprehensive Loss	(22,548)	(23,344)	(22,548)
Retained Earnings	320,807	286,261	319,472
Total Stockholders' Equity	368,258	362,433	367,166
Total Liabilities and Stockholders’ Equity	$776,750	$738,559	$803,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	June 29,	June 30,
	2013	2012

Net Sales	$232,127	$231,051

Costs and Expenses:
Cost of Product Sold	212,447	201,976
Selling and Administrative	15,919	14,828
Plant Restructuring	154	-
Other Operating Income	(181)	(18)
Total Costs and Expenses	228,339	216,786
Operating Income	3,788	14,265
Interest Expense, Net	1,827	1,478
Earnings Before Income Taxes	1,961	12,787

Income Taxes Expense	614	4,596
Net Earnings	$1,347	$8,191

Earnings Applicable to Common Stock	$1,298	$7,907

Basic Earnings per Common Share	$0.12	$0.68

Diluted Earnings per Common Share	$0.12	$0.67

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	June 29,	June 30,
	2013	2012

Comprehensive income:
Net earnings	$1,347	$8,191
Change in pension and post retirement benefits (net of tax)	-	(25)
Total	$1,347	$8,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended
	June 29, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net Earnings	$1,347	$8,191
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	5,861	5,689
Gain on the Sale of Assets	(743)	(18)
Impairment Provision	154	-
Deferred Income Tax Expense	(808)	416
Changes in Operating Assets and Liabilities:
Accounts Receivable	29,661	21,196
Inventories	(5,118)	(25,935)
Other Current Assets	(7,143)	101
Income Taxes	(2,112)	3,845
Accounts Payable, Accrued Expenses
and Other Liabilities	13,434	35,095
Net Cash Provided by Operations	34,533	48,580
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(4,288)	(9,530)
Payment of Loan Receivable	-	10,000
Proceeds from the Sale of Assets	795	18
Net Cash (Used in) Provided by Investing Activities	(3,493)	488
Cash Flow from Financing Activities:
Long-Term Borrowing	77,998	30,680
Payments on Long-Term Debt	(116,858)	(76,606)
Other	68	69
Purchase of Treasury Stock	(271)	(445)
Dividends	(12)	(12)
Net Cash Used in Financing Activities	(39,075)	(46,314)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,035)	2,754
Cash and Cash Equivalents, Beginning of the Period	14,104	9,420
Cash and Cash Equivalents, End of the Period	$6,069	$12,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2013	$5,422	$2,955	$93,069	$(31,204)	$(22,548)	$319,472
Net earnings	-	-	-	-	-	1,347
Cash dividends
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Stock issued for profit sharing plan	-	-	3	-	-	-
Purchase treasury stock	-	-	-	(271)	-	-
Balance June 29, 2013	$5,422	$2,955	$93,097	$(31,475)	$(22,548)	$320,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2013

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of June 29, 2013 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2013 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the period ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year.

During the three months ended June 29, 2013, the Company sold $5,408,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $2,599,000 for the three months ended June 30, 2012.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2013 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

2.
On January 15, 2013, the Company completed its acquisition of 100% of the membership interest in Independent Foods, LLC ("Sunnyside").  The business, based in Sunnyside, Washington, is a processor of canned pears, apples and cherries in the United States.  The rationale for the acquisition was twofold: (1) the business is a complementary fit with the Company's existing business and (2) it provides an extension of the Company's product offerings. The purchase price totalled $5,017,000 plus the assumption of certain liabilities. In conjunction with the closing, the Company paid $19,517,000 of liabilities acquired.  This acquisition was financed with proceeds from the Company's revolving credit facility.  The purchase price to acquire Sunnyside was allocated based on the internally developed fair value of the assets acquired and liabilities assumed and the independent valuation of property, plant, and equipment.  The purchase price of $5,017,000 has been allocated as follows (in millions):

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2013

Purchase Price (net of cash received)	$5.0

Allocated as follows:
Current assets	$32.2
Property, plant and equipment	7.4
Bargain purchase gain	(1.4)
Current liabilities	(33.2)
Total	$5.0

In 2013, the Company recorded a $1,971,000 gain as a result of the estimated fair market value of the net assets acquired exceeding the purchase price for Sunnyside.  During the first fiscal quarter of 2014, the Company determined an adjustment to the net assets acquired was required and, as a result, recorded a reduction of the gain on the bargain purchase by $571,000 to $1,400,000. This is included in other operating income on the Consolidated Statements of Net Earnings.

3.
First-In, First-Out (“FIFO”) based inventory costs exceeded Last-In, First-Out (LIFO) based inventory costs by $138,812,000 as of the end of the first quarter of fiscal 2014 as compared to $138,489,000 as of the end of the first quarter of fiscal 2013.  The LIFO Reserve increased by $5,798,000 in the first three months of fiscal 2014 compared to $1,262,000 in the first three months of fiscal 2013.  This reflects the projected impact of increased inflationary cost increases expected in fiscal 2014 versus fiscal 2013.

4.
The Company completed the closing of a new five year revolving credit facility (“Revolver”) on July 20, 2011.  Maximum borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March.  The Revolver balance as of June 29, 2013 was $151,026,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to its five year term. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The increase in average amount of Revolver borrowings during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was attributable to the Sunnyside acquisition in the fourth quarter of fiscal 2013 and reduced operating results.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2013

The following table documents the quantitative data for Revolver borrowings during the first quarters of fiscal 2014 and fiscal 2013:

	First Quarter
	2014	2013
	(In thousands)
Reported end of period:
Outstanding borrowings	$151,026	$100,000
Weighted average interest rate	1.74%	1.49%
Reported during the period:
Maximum amount of borrowings	$188,000	$144,328
Average outstanding borrowings	$157,099	$111,481
Weighted average interest rate	1.71%	1.58%

5.
During the three-month period ended June 29, 2013, the Company repurchased 8,200 shares or $271,000 of its Class A Common Stock as Treasury Stock.  As of June 29, 2013, there are 1,069,814 shares or $31,475,000 of repurchased stock.  These shares are not considered outstanding.  During the three month period ended June 29, 2013, there were 108 shares, or $4,000 of Class B Common Stock issued in lieu of cash compensation under the Company’s Profit Sharing Bonus Plan.

6.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended
	June 29,	June 30,
(In thousands)	2013	2012
Service Cost	$1,863	$2,221
Interest Cost	1,890	1,764
Expected Return on Plan Assets	(2,373)	(2,291)
Amortization of Actuarial Loss	584	338
Amortization of Transition Asset	-	(57)
Net Periodic Benefit Cost	$1,964	$1,975

No contributions were required or made in the three month periods ended June 29, 2013 and June 30, 2012.

7.	The following table summarizes the restructuring charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2013	20	1,174	307	1,501
First Quarter Charge	-	-	154	154
Cash payments/write offs	(3)	-	(258)	(261)
Balance June 29, 2013	$17	$1,174	$203	$1,394

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2013

During the third quarter of fiscal 2013, the Company implemented a product rationalization program and recorded a restructuring charge of $2,510,000 for related equipment costs, lease impairment costs (net of realizable value), and certain inventory costs.  During the first quarter of fiscal 2014, the Company recorded an additional restructuring charge of $154,000 related to this matter.

8.
During the three months ended June 29, 2013, the Company sold unused fixed assets which resulted in a gain of $743,000 as compared to a gain of $18,000 during the three months ended June 30, 2012.  In addition, during the three months ended June 29, 2013, the gain on the Sunnyside acquisition was reduced by $571,000.  These net gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

9.
Recently Issued and Adopted Accounting Standards - There were no recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended June 29, 2013.

10.	Earnings per share for the Quarters Ended June 29, 2013 and June 30, 2012 are as follows:

	F I R S T Q U A R T E R
	Fiscal	Fiscal
(Thousands except per share amounts)	2014	2013

Basic

Net Earnings	$1,347	$8,191
Deduct preferred stock dividends paid	6	6

Undistributed earnings	1,341	8,185
Earnings attributable to participating preferred	43	278

Earnings attributable to common shareholders	$1,298	$7,907

Weighted average common shares outstanding	10,753	11,687

Basic earnings per common share	$0.12	$0.68

Diluted

Earnings attributable to common shareholders	$1,298	$7,907
Add dividends on convertible preferred stock	6	5

Earnings attributable to common stock on a diluted basis	$1,304	$7,912

Weighted average common shares outstanding-basic	10,753	11,687

Additional shares issued related to the equity compensation plan	5	5

Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	10,825	11,759

Diluted earnings per common share	$0.12	$0.67

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2013

11.
As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $231,326,000 and an estimated fair value of $233,287,000 as of June 29, 2013.  As of March 31, 2013, the carrying amount was $270,186,000 and the estimated fair value was $273,567,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12.
In June 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF").  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company.  However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties.  The Company, along with the other named companies, is vigorously defending itself from such claim.  A responsive answer was filed, the discovery process was completed and a trial on liability was held beginning in April of 2013 in accordance with court schedules.  The trial was completed on May 16, 2013 and, on July 15, 2013 the judge issued a tentative and proposed statement of decision agreeing with the Company, and the other defendants, that the “safe harbor” defense had been met under the regulations relating to Proposition 65 and the Company will not be required to place a Proposition 65 warning label on the products at issue in the case.  Upon being made final, the decision is subject to appeal by ELF, and we are unable to determine the scope or the likelihood of success of any appeal, if any. With the successful defense of the case, the remedies portion of the case was not litigated.  So far, our portion of legal fees in defense of this action have been sizable, as would be expected with litigation resulting in trial, and potential appeal, but have not had a material adverse impact on the Company’s financial position, results of operations, or cash flows. Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 29, 2013

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

Acquisition--On January 15, 2013, the Company completed the acquisition of 100% of the membership interest of Independent Foods, LLC.  The business, based in Sunnyside, Washington, is a processor of canned pears, apples and cherries in the United States.  The rationale for the acquisition was twofold: (1) the business is a complementary fit with the Company's existing business and (2) it provides an extension of the Company's product offerings.  The purchase price was approximately $5,017,000 plus the assumption of certain liabilities. In conjunction with the closing, the Company paid $19,517,000 of liabilities acquired.

Results of Operations:

Sales:

First fiscal quarter 2014 results include net sales of $232,127,000, which represents a 0.4% increase, or $1,076,000, from the first quarter of fiscal 2013.  The increase in sales is attributable to a sales volume increase of $12,449,000, partially offset by lower selling prices/sales mix of $11,373,000.  The increase in sales is primarily from a $3,924,000 increase in Frozen sales, a $3,211,000  increase in GMOL sales and a $2,923,000 increase in Canned Fruit sales partially offset by a $8,142,000 decrease in Canned Vegetable sales and a $417,000 decrease in Snack sales.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 29, 2013

The following table presents sales by product category:

	Three Months Ended
	June 29,	June 30,
(In millions)	2013	2012
Canned Vegetables	$142.5	$150.7
GMOL*	9.2	6.0
Frozen	24.6	20.7
Fruit Products	48.9	45.9
Snack	2.5	2.9
Other	4.4	4.9
	$232.1	$231.1

*GMOL includes frozen vegetable sales exclusively for GMOL.

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended
	June 29,		June 30,
	2013		2012
Gross Margin	8.5%		12.6%

Selling	3.6%		3.3%
Administrative	3.2%		3.1%
Plant Restructuring	0.1%		-%
Other Operating Income	(0.1	) %	-%

Operating Income	1.7%		6.2%

Interest Expense, Net	0.8%		0.6%

For the three month period ended June 29, 2013, gross margin decreased from the prior year quarter from 12.6% to 8.5% due primarily to lower net selling prices (after considering promotions) compared to the prior year, higher unit costs in the current year than the prior year and a higher LIFO charge in the current year as compared to the prior year.  The LIFO charge for the first quarter ended June 29, 2013 was $5,798,000 as compared to $1,262,000 for the first quarter ended June 30, 2012 and reflects the impact on the quarter of increased inflationary cost increases expected in fiscal 2014, compared to fiscal 2013.  On an after-tax basis, LIFO decreased the net earnings by $3,769,000 for the quarter ended June 29, 2013 and decreased net earnings by $820,000 for the quarter ended June 30, 2012, based on the statutory federal income tax rate.

For the three month period ended June 29, 2013, selling costs as a percentage of sales increased from 3.3% to 3.6% as a result of higher selling expenses due to higher sales which incur selling costs versus the prior period.

For the three month period ended June 29, 2013, administrative expense as a percentage of sales increased from 3.1% to 3.2% due primarily to higher employment expenses during the current period than the prior period.

During the three months ended June 29, 2013, the Company sold unused fixed assets which resulted in a gain of $743,000 as compared to a gain of $18,000 during the three months ended June 30, 2012.  In addition, during the three months ended June 29, 2013, the gain on the Sunnyside acquisition was reduced by $571,000.  These net gains are included in other operating income in the Condensed Consolidated Statements of Net Earnings.

Interest expense, as a percentage of sales, increased from 0.6% for the quarter ended June 30, 2012 to 0.8% for the quarter ended June 29, 2013. This increase was due to a higher average seasonal borrowings in the current year period compared to the prior year.

Income Taxes:

The effective tax rate was 31.3% and 35.9% for the three month periods ended June 29, 2013 and June 30, 2012, respectively.  The major contributors to this the 4.6 percentage point decrease are the following items: 1) the manufacturers deduction is a higher percentage of current year earnings than the prior year, and 2) the reversal of certain tax reserves related to New York State Investment Tax Credit.  These items were partially offset by an additional FIN 48 accrual.

Earnings per Share:

Basic earnings per share were $0.12 and $0.68 for the three months ended June 29, 2013 and June 30, 2012, respectively.  Diluted earnings per share were $0.12 and $0.67 for the three months ended June 29, 2013 and June 30, 2012, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	June 29,	June 30,	March 31,	March 31,
(In thousands except ratios)	2013	2012	2013	2012

Working capital:
Balance	$413,147	$384,910	$446,899	$425,082
Change during quarter	(33,752)	(40,172)
Long-term debt, less current portion	192,518	180,804	226,873	226,873
Total stockholders' equity per equivalent
common share (see Note)	32.95	29.81	29.14	29.15
Stockholders' equity per common share	33.74	30.49	29.81	29.81
Current ratio	3.39	3.48	3.72	4.60

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 8 of the Notes to Consolidated Financial Statements of the Company’s 2013 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $34,533,000 in the first three months of fiscal 2014, compared to $48,580,000 in the first three months of fiscal 2013.  The $14,047,000 decrease in cash provided is primarily attributable to a $21,661,000 decrease in cash provided by accounts payable, accrued expenses and other liabilities, a $7,244,000 decrease in cash provided by other current assets, decreased net earnings of $6,844,000 as previously discussed, $5,957,000 increase in cash used for income taxes, partially offset by a $8,465,000 increase in cash provided by accounts receivable and a $5,118,000 increase in inventory in the first three months of fiscal 2014 as compared to $25,935,000 increase in inventory in the first three months of fiscal 2013.

As compared to June 30, 2012, inventory increased $26,326,000 to $484,694,000 at June 29, 2013.  The components of the inventory increase reflect a $13,205,000 increase in finished goods, a $2,047,000 decrease in work in process and a $15,168,000 increase in raw materials and supplies.  The finished goods increase reflects higher inventory quantities attributable to decreased sales volume as compared to the prior year partially offset by the timing of the fiscal year 2014 pack versus fiscal year 2013 pack.  The raw materials and supplies increase is primarily due to a increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $138,812,000 as of the end of the first quarter of 2014 as compared to $138,489,000 as of the end of the first quarter of 2013.

Cash used in investing activities was $3,493,000 in the first three months of fiscal 2014 compared to cash provided by investing activities of $488,000 in the first three months of fiscal 2013.  Additions to property, plant and equipment were $4,288,000 in the first three months of fiscal 2014 as compared to $9,530,000 in first three months of fiscal 2013.  Last year in the first three months of fiscal 2013,  the Loan Receivable of $10,000,000 was collected.

Cash used in financing activities was $39,075,000 in the first three months of fiscal 2014, which included borrowings of $77,998,000 and the repayment of $116,858,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2014.  During the three months ended June 29, 2013, the Company repurchased $271,000 of its Class A Common Stock as treasury stock.

Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March with a maturity date of July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of June 29, 2013, the interest rate was approximately 1.74% on a balance of $151,026,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At June 29, 2013, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

In the three months ended June 29, 2013, the Company sold $5,408,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $2,599,000 for the three months ended June 30, 2012.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company’s exposure to market risk since March 31, 2013.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 29, 2013, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

Refer to footnote 12 to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased (1)		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
4/01/13 –	8,200	-	$33.10	$-	-
4/30/13
5/01/13 –	-	-	$-	$-	-
5/31/13
6/01/13 –	-	-	$-	$-	-
6/30/13
Total	8,200	-	$33.10	$-	-	346,121

(1)  8,200 shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

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

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
August 1, 2013
Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
August 1, 2013
Timothy J. Benjamin
Chief Financial Officer