Form 10-Q
period 2013-12-28
Seneca Foods Corp
filed 2014-01-29
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 28, 2013	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 24, 2014
Common Stock Class A, $.25 Par	8,727,697
Common Stock Class B, $.25 Par	2,013,953

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-December 28, 2013, December 29, 2012 and March 31, 2013	1

	Condensed Consolidated Statements of Net Earnings-Three and Nine Months Ended
	December 28, 2013 and December 29, 2012	2

	Condensed Consolidated Statements of Comprehensive Income-Nine Months Ended
	December 28, 2013 and December 29, 2012	2

	Condensed Consolidated Statements of Cash Flows-Nine Months Ended
	December 28, 2013 and December 29, 2012	3

	Condensed Consolidated Statements of Stockholders' Equity-Nine Months Ended
	December 28, 2013	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	21

SIGNATURES		23

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 28,	December 29,	March 31,
	2013	2012	2013
ASSETS

Current Assets:
Cash and Cash Equivalents	$17,880	$12,507	$14,104
Accounts Receivable, Net	73,034	70,008	82,933
Inventories
Finished Goods	444,627	443,492	351,231
Work in Process	14,053	9,939	10,032
Raw Materials and Supplies	92,043	74,175	118,467
Total Inventories	550,723	527,606	479,730
Deferred Income Tax Asset, Net	7,507	8,105	9,400
Refundable Income Taxes	704	-	-
Other Current Assets	27,037	15,292	25,299
Total Current Assets	676,885	633,518	611,466
Property, Plant and Equipment, Net	182,206	186,354	188,407
Deferred Income Tax Asset, Net	6,525	1,882	2,097
Other Assets	929	1,274	1,179
Total Assets	$866,545	$823,028	$803,149
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$4,392	$-	$-
Accounts Payable	118,011	98,341	72,128
Accrued Vacation	10,920	10,493	10,877
Accrued Payroll	5,884	5,694	7,537
Other Accrued Expenses	32,881	30,517	29,755
Income Taxes Payable	-	3,637	4,100
Current Portion of Long-Term Debt	2,136	41,504	40,170
Total Current Liabilities	174,224	190,186	164,567
Long-Term Debt, Less Current Portion	266,416	228,412	230,016
Other Long-Term Liabilities	44,561	40,595	41,400
Total Liabilities	485,201	459,193	435,983
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	5,410	5,467	5,422
Common Stock, $.25 Par Value Per Share	2,955	2,955	2,955
Additional Paid-in Capital	93,160	93,001	93,069
Treasury Stock, at cost	(31,878)	(29,883)	(31,204)
Accumulated Other Comprehensive Loss	(22,548)	(23,266)	(22,548)
Retained Earnings	334,245	315,561	319,472
Total Stockholders' Equity	381,344	363,835	367,166
Total Liabilities and Stockholders’ Equity	$866,545	$823,028	$803,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012

Net Sales	$477,694	$452,731	$1,046,449	$1,001,375

Costs and Expenses:
Cost of Product Sold	446,516	407,740	973,212	886,404
Selling and Administrative	20,271	18,544	52,046	49,617
Restructuring	-	2,510	501	2,510
Other Operating Loss (Income)	365	(38)	(423)	(330)
Total Costs and Expenses	467,152	428,756	1,025,336	938,201
Operating Income	10,542	23,975	21,113	63,174
Interest Expense, Net	1,424	1,943	4,799	5,257
Earnings Before Income Taxes	9,118	22,032	16,314	57,917

Income Taxes	2,272	7,242	1,518	20,415
Net Earnings	$6,846	$14,790	$14,796	$37,502

Earnings Attributable to Common Stock	$6,622	$14,265	$14,307	$36,188

Basic Earnings per Common Share	$0.62	$1.32	$1.33	$3.21

Diluted Earnings per Common Share	$0.61	$1.32	$1.32	$3.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012

Comprehensive income:
Net earnings	$6,846	$14,790	$14,796	$37,502
Change in pension and post retirement benefits (net of tax)	-	(11)	-	53
Total	$6,846	$14,779	$14,796	$37,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Nine Months Ended
	December 28, 2013	December 29, 2012
Cash Flows from Operating Activities:
Net Earnings	$14,796	$37,502
Adjustments to Reconcile Net Earnings to
Net Cash Provided by (Used in) Operations:
Depreciation & Amortization	17,543	17,182
Gain on the Sale of Assets	(348)	(330)
Impairment Provision	501	-
Deferred Income Tax Benefit	(2,535)	(981)
Changes in Operating Assets and Liabilities:
Accounts Receivable	9,899	7,097
Inventories	(71,153)	(95,173)
Other Current Assets	(1,738)	(6,279)
Income Taxes	(4,804)	3,953
Accounts Payable, Accrued Expenses
and Other Liabilities	50,398	36,415
Net Cash Provided by (Used in) Operations	12,559	(614)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(12,058)	(14,103)
Proceeds from the Sale of Assets	996	350
Payment of Loan Receivable	-	10,000
Net Cash Used in Investing Activities	(11,062)	(3,753)
Cash Flow from Financing Activities:
Long-Term Borrowing	362,048	489,129
Payments on Long-Term Debt	(363,682)	(453,422)
Borrowings on Notes Payable	4,392	-
Other	207	207
Purchase of Treasury Stock	(674)	(28,448)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	2,279	7,454

Net Increase in Cash and Cash Equivalents	3,776	3,087
Cash and Cash Equivalents, Beginning of the Period	14,104	9,420
Cash and Cash Equivalents, End of the Period	$17,880	$12,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2013	$5,422	$2,955	$93,069	$(31,204)	$(22,548)	$319,472
Net earnings	-	-	-	-	-	14,796
Cash dividends
on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	75	-	-	-
Stock issued for profit sharing plan	-	-	4	-	-	-
Preferred stock conversion	(12)	-	12	-	-	-
Purchase treasury stock	-	-	-	(674)	-	-
Balance December 28, 2013	$5,410	$2,955	$93,160	$(31,878)	$(22,548)	$334,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 28, 2013

1.	Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 28, 2013 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2013 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and nine month periods ended December 28, 2013 are not necessarily indicative of the results to be expected for the full year.

In the nine months ended December 28, 2013, the Company sold $150,345,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $151,240,000  for the nine months ended December 29, 2012.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

Potential Acquisition-- On December 16, 2013 the Company signed an Asset Purchase Agreement to serve as the stalking horse bidder related to the potential acquisition of certain canning operations assets and assumption of certain liabilities of Allens, Inc. for a purchase price of approximately $148.0 million, subject to a working capital adjustment, plus the assumption of certain liabilities.  Allens, Inc. filed a petition for bankruptcy on October 28, 2013 in the United States Bankruptcy Court for the Western District of Arkansas (the “Court”) and the bankruptcy case is currently pending.  On January 7, 2014 the Court approved bid procedures for the auction that allows other qualified bidders to submit higher or otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code.  The auction is scheduled to be held on February 3, 2014 and if the Company is ultimately successful in its acquisition of these assets the closing of the acquisition is expected to occur in the fourth quarter of fiscal 2014.  If Allens, Inc. accepts an offer other than the Company’s Asset Purchase Agreement, the Company will be entitled to be paid a break-up fee and a reimbursement of its transaction expenses up to a specified maximum amount.    The business, with plants located in Arkansas, North Carolina, and Wisconsin, is a processor of canned vegetables including southern vegetables in the United States.  The Company deposited $7,500,000 into an escrow fund upon signing the Asset Purchase Agreement and the remainder of the purchase price is expected to be funded with a combination of available cash and borrowings from the Company's Revolver.

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

Purchase Price (net of cash received)	$5.0

Allocated as follows:
Current assets	$32.7
Property, plant and equipment	7.5
Bargain purchase gain	(2.0)
Current liabilities	(33.2)
Total	$5.0

In 2013, the Company recorded a $1,971,000 gain as a result of the estimated fair market value of the net assets acquired exceeding the purchase price for Sunnyside.  During the first nine months of 2014, the Company determined an adjustment to the net assets acquired was required and, as a result, recorded an increase in the gain on the bargain purchase by $75,000 to $2,046,000. This gain and subsequent increase is included in other operating income on the Consolidated Statements of Net Earnings.

3.
First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $155,126,000 as of the end of the third quarter of fiscal 2014 as compared to $136,051,000 as of the end of the third quarter of fiscal 2013.  The change in the LIFO Reserve for the three months ended December 28, 2013 was an increase of $7,676,000 as compared to an increase of $1,268,000 for the three months ended December 29, 2012.  The change in the LIFO Reserve for the nine months ended December 28, 2013 was an increase of $22,111,000 as compared to a decrease of $1,176,000 for the nine months ended December 29, 2012.  This reflects the projected impact of greater inflationary cost increases expected in fiscal 2014 versus fiscal 2013.

4.
The Company completed the closing of a new five year revolving credit facility (“Revolver”) on July 20, 2011.  Available borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March.  The Revolver balance as of December 28, 2013 was $226,000,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to its five year term.  The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.  The Revolver contains an accordion feature that allows the Company to request an increase in the aggregate commitments thereunder in an amount up to $150,000,000.  In contemplation of the Allens, Inc. Asset Purchase Agreement, the Company received commitment letters from the lenders to increase the available borrowings under the Revolver.  If the Company is the successful bidder in the Allens' bankruptcy case, the accordion feature will be exercised on or prior to closing of that transaction.

The increase in average amount of Revolver borrowings during the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was attributable to the payoff of the note payable to an insurance company of $36,742,000, the Sunnyside acquisition in the fourth quarter of fiscal 2013, the deposit of $7,500,000 related to the potential acquisition of Allens, Inc. partially offset by an increase in net cash provided by operations.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date periods of fiscal 2014 and fiscal 2013:

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$226,000	$185,860	$226,000	$185,860
Weighted average interest rate	1.42%	1.48%	1.42%	1.48%
Reported during the period:
Maximum amount of borrowings	$318,601	$258,000	$318,601	$258,000
Average outstanding borrowings	259,683	188,302	214,884	150,773
Weighted average interest rate	1.53%	1.47%	1.64%	1.51%

5.
During the nine month period ended December 28, 2013, there were 41,579 shares, or $10,000, of Class B Common Stock (at Par), converted to Class A Common Stock and there were 1,061 shares, or $13,000 of Participating Preferred Stock, also converted to Class A Common Stock.  During the nine month period ended December 28, 2013, the Company repurchased 20,186 shares or $674,000 of its Class A Common Stock as Treasury Stock.  As of December 28, 2013, there are 1,081,800 shares or $31,878,000 of repurchased stock.  These shares are not considered outstanding.  During the three month period ended June 29, 2013, there were 108 shares, or $4,000 of Class B Common Stock issued in lieu of cash compensation under the Company’s Profit Sharing Bonus Plan.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 28, 2013

6.	The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
	(In thousands)

Service Cost	$1,862	$2,925	$5,588	$7,369
Interest Cost	1,890	1,764	5,670	5,291
Expected Return on Plan Assets	(2,373)	(2,291)	(7,118)	(6,873)
Amortization of Actuarial Loss	585	338	1,752	1,013
Amortization of Transition Asset	-	(56)	-	(170)
Net Periodic Benefit Cost	$1,964	$2,680	$5,892	$6,630

A contribution of $2,000,000 was made to the Pension Plan during the three month period ended December 28, 2013 and a contribution of $3,000,000 was made during the three month period ended December 29, 2012.

7.	The following table summarizes the restructuring charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2013	$20	$1,174	$307	$1,501
First Quarter Charge	-	-	154	154
Second Quarter Charge	-	341	6	347
Cash payments/write offs	(8)	-	(400)	(408)
Balance December 28, 2013	$12	$1,515	$67	$1,594

Balance March 31, 2012	$37	$-	$-	$37
Third Quarter Charge	-	1,107	1,403	2,510
Cash payments/write offs	(15)	-	-	(15)
Balance December 29, 2012	$22	$1,107	$1,403	$2,532

During the third quarter of fiscal 2013, the Company implemented a product rationalization program and recorded a restructuring charge of $2,510,000 for related equipment costs, lease impairment costs (net of realizable value), and certain inventory costs.  During the first quarter of fiscal 2014, the Company recorded an additional restructuring charge of $154,000 related to this matter.  During the second quarter of fiscal 2014, the Company recorded an additional restructuring charge of $347,000 related to this matter of which $341,000 was related to equipment costs (contra fixed assets).  There were no adjustments to this charge during the third quarter of fiscal 2014.

8.
During the nine months ended December 28, 2013 and December 29, 2012, the Company sold some unused fixed assets which resulted in a gain of $423,000 and $330,000, respectively.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

9.
Recently Issued and Adopted Accounting Standards - There were no recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended December 28, 2013.

10.	Earnings per share for the Quarters Ended December 28, 2013 and December 29, 2012 are as follows:

	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Basic

Net earnings	$6,846	$14,790	$14,796	$37,502
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings	6,840	14,784	14,779	37,485
Earnings attributable to participating preferred	218	519	472	1,297

Earnings attributable to common shareholders	$6,622	$14,265	$14,307	$36,188

Weighted average common shares outstanding	10,743	10,767	10,748	11,276

Basic earnings per common share	$0.62	$1.32	$1.33	$3.21

Diluted

Earnings attributable to common shareholders	$6,622	$14,265	$14,307	$36,188
Add dividends on convertible preferred stock	5	5	15	15

Earnings attributable to common stock on a diluted basis	$6,627	$14,270	$14,322	$36,203

Weighted average common shares outstanding-basic	10,743	10,767	10,748	11,276
Additional shares issuable related to the
equity compensation plan	5	4	5	4
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	10,815	10,838	10,820	11,347

Diluted earnings per common share	$0.61	$1.32	$1.32	$3.19

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 28, 2013

11.
As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $268,552,000 and an estimated fair value of $269,742,000 as of December 28, 2013.  As of March 31, 2013, the carrying amount was $270,186,000 and the estimated fair value was $273,567,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12.
In June 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF").  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company.  However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties.  The Company, along with the other named companies, vigorously defended the claim.  A responsive answer was filed, the discovery process was completed and a trial on liability was held beginning in April of 2013 in accordance with court schedules.  The trial was completed on May 16, 2013 and, on July 15, 2013 the judge issued a tentative and proposed statement of decision agreeing with the Company, and the other defendants, that the “safe harbor” defense had been met under the regulations relating to Proposition 65 and the Company will not be required to place a Proposition 65 warning label on the products at issue in the case.  The trial decision was finalized and the decision was appealed by ELF with a filing dated October 3, 2013.  The appeal is progressing in accordance with the schedule set by the California Court of Appeal, First Appellate District, Division One.  The Company is unable to determine the scope or the likelihood of success of the appeal. The Company, along with other defendants are planning on vigorously defending the appeal filed by ELF.  With the successful defense of the case, the remedies portion of the case was not litigated.  So far, our portion of legal fees in defense of this action have been sizable, as would be expected with litigation resulting in trial, and the appeal, but have not had a material adverse impact on the Company’s financial position, results of operations, or cash flows. Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 28, 2013

13.
During the second quarter of fiscal 2014, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.  As of December 28, 2013, these interim notes had not been converted into operating leases since the equipment was not delivered.  These notes, which total $4,392,000 as of December 28, 2013, are included in notes payable in the accompanying Condensed Consolidated Balance Sheets.  These notes are expected to be converted into operating leases within the next twelve months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 28, 2013

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

Potential Acquisition-- On December 16, 2013 the Company signed an Asset Purchase Agreement to serve as the stalking horse bidder related to the potential acquisition of certain canning operations assets and assumption of certain liabilities of Allens, Inc. for a purchase price of approximately $148.0 million, subject to a working capital adjustment, plus the assumption of certain liabilities.  Allens, Inc. filed a petition for bankruptcy on October 28, 2013 in the United States Bankruptcy Court for the Western District of Arkansas (the “Court”) and the bankruptcy case is currently pending.  On January 7, 2014 the Court approved bid procedures for the auction that allows other qualified bidders to submit higher or otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code.  The auction is scheduled to be held on February 3, 2014 and if the Company is ultimately successful in its acquisition of these assets the closing of the acquisition is expected to occur in the fourth quarter of fiscal 2014.  If Allens, Inc. accepts an offer other than the Company’s Asset Purchase Agreement, the Company will be entitled to be paid a break-up fee and a reimbursement of its transaction expenses up to a specified maximum amount.    The business, with plants located in Arkansas, North Carolina, and Wisconsin, is a processor of canned vegetables including southern vegetables in the United States.  The rationale for the potential acquisition is twofold: (1) the business is a complementary fit with our existing business and (2) it provides an extension of our product offerings.  The Company deposited $7,500,000 into an escrow fund upon signing the Asset Purchase Agreement and the remainder of the purchase price is expected to be funded with a combination of available cash and borrowings from the Company's Revolver.

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

Results of Operations:

Sales:

Third fiscal quarter 2014 results include net sales of $477,694,000, which represents a 5.5% increase, or $24,963,000, from the third quarter of fiscal 2013.  The increase in sales is attributable to higher selling prices/sales mix of $18,324,000 and a sales volume increase of $6,639,000.  The increase in sales is primarily from a $17,762,000 increase in Canned Fruit sales (including the results from the Sunnyside operations which was acquired on January 15, 2013), $10,061,000 increase in Canned Vegetable sales, and a $6,862,000 increase in Frozen sales partially offset by an $11,080,000  decrease in GMOL sales and a $125,000 decrease in Snack sales.  The GMOL sales decrease primarily reflects the acceleration of sales in the second quarter under the Green Giant Alliance resulting from earlier maturities of certain commodities in the current year.

Nine months ended December 28, 2013 include net sales of $1,046,449,000, which represents a 4.5% increase, or $45,074,000, from the first nine months of fiscal 2013.  The increase in sales is attributable to a sales volume increase of $46,032,000, partially offset by lower selling prices/sales mix of $958,000.  The increase in sales is primarily from a $25,672,000 increase in Canned Fruit sales (including the results from the Sunnyside operations which was acquired on January 15, 2013), a $16,436,000 increase in Frozen sales, and an $11,836,000 increase in GMOL sales, partially offset by a $10,780,000 decrease in Canned Vegetable sales and a $222,000 decrease in Snack sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Canned Vegetables	$253.5	$243.4	$571.8	$582.6
Green Giant Alliance	102.0	113.1	176.4	164.6
Frozen	28.4	21.5	77.6	61.2
Fruit Products	84.3	66.5	195.7	170.0
Snack	2.7	2.8	8.5	8.7
Other	6.8	5.4	16.4	14.3
	$477.7	$452.7	$1,046.4	$1,001.4

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Gross Margin	6.5%	9.9%	7.0%	11.5%

Selling	2.4%	2.4%	2.7%	2.7%
Administrative	1.8%	1.7%	2.2%	2.2%
Restructuring	-%	0.6%	-%	0.3%
Other Operating Income	0.1%	-%	-%	-%

Operating Income	2.2%	5.2%	2.1%	6.3%

Interest Expense, Net	0.3%	0.4%	0.5%	0.5%

For the three month period ended December 28, 2013, the gross margin decreased from the prior year quarter from 9.9% to 6.5% due primarily to a higher LIFO charge in the current year as compared to the prior year.  The LIFO charge for the third quarter ended December 28, 2013 was $7,676,000 as compared to $1,268,000 for the third quarter ended December 29, 2012 and reflects the impact on the current quarter of the current inflationary cost increases expected in fiscal 2014, compared to fiscal 2013.  On an after-tax basis, LIFO reduced net earnings by $4,989,000 for the quarter ended December 28, 2013 and $824,000 for the quarter ended December 29, 2012, based on the statutory federal income tax rate.

For the nine month period ended December 28, 2013, the gross margin decreased from the prior year period from 11.5% to 7.0% due primarily to a LIFO charge in the current year as compared to a credit in prior year and lower net selling prices (after considering promotions) compared to the prior year end.  The LIFO charge for the nine months ended December 28, 2013 was $22,111,000 as compared to a credit of $1,176,000 for the nine months ended December 29, 2012 and reflects the impact on the nine months of increased inflationary cost increases expected in fiscal 2014, compared to fiscal 2013.  On an after-tax basis, LIFO decreased net earnings by $14,372,000 for the nine months ended December 28, 2013 and increased net earnings by $764,000 for the nine months ended December 29, 2012, based on the statutory federal income tax rate.

For the three month period ended December 28, 2013, selling costs as a percentage of sales remained unchanged at 2.4% from the same period in the prior year.  For the nine month period ended December 28, 2013, selling costs as a percentage of sales remained unchanged at 2.7% from the same period in the prior year.

For the three month period ended December 28, 2013, administrative expense as a percentage of sales increased from 1.7% to 1.8% from the same period in the prior year.  For the nine month period ended December 28, 2013, administrative expense as a percentage of sales was unchanged at 2.2% from the third quarter ended December 29, 2012.  Administrative expense increased for the three month period ended December 28, 2013 due primarily to higher employment costs in the current period.

During the third quarter of fiscal 2013, the Company implemented a product rationalization program and recorded a restructuring charge of $2,510,000 for related equipment costs, lease impairment costs (net of realizable value), and certain inventory costs. This charge is included in restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.

During the nine months ended December 28, 2013, the Company sold some unused fixed assets which resulted in a gain of $423,000.  During the nine months ended December 29, 2012, the Company sold some unused fixed assets which resulted in a gain of $330,000.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the third quarter ended December 28, 2013, as a percentage of sales, decreased from 0.4% to 0.3% from the third quarter ended December 29, 2012. This decrease was due to lower interest expense related to the Company’s Revolver and decreased long-term debt interest attributable to scheduled debt payments.  Interest expense for the nine months ended December 28, 2013, as a percentage of sales, remained unchanged at 0.5% from the nine months ended December 29, 2012.

Income Taxes:

The effective tax rate was 9.3% and 35.2% for the nine month periods ended December 28, 2013 and December 29, 2012, respectively. Of the 25.9 percentage point decrease in the effective tax rate for this period, the major contributors to this decrease are the following items, 1) with lower pre-tax earnings in the current year due to a large LIFO charge in the current year vs. a credit in the prior year, therefore permanent items have a larger impact on the effective rate, 2) the manufacturers deduction is a higher percentage of current year earnings than the prior year, 3) the reversal of certain tax reserves related to New York State Investment Tax Credit and 4) research and experimentation credit, fuel tax credit and other miscellaneous permanent items.

Earnings per Share:

Basic earnings per share was $0.62 and $1.32 for the three months ended December 28, 2013 and December 29, 2012, respectively.  Diluted earnings per share was $0.61 and $1.32 for the three months ended December 28, 2013 and December 29, 2012, respectively.  Basic earnings per share was $1.33 and $3.21 for the nine months ended December 28, 2013 and December 29, 2012, respectively.  Diluted earnings per share was $1.32 and $3.19 for the nine months ended December 28, 2013 and December 29, 2012, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	December 28,	December 29,	March 31,	March 31,
	2013	2012	2013	2012

Working capital:
Balance	$502,661	$443,332	$446,899	$425,082
Change during quarter	(48,688)	(32,507)
Long-term debt, less current portion	266,416	228,412	226,873	226,873
Total stockholders' equity per equivalent
common share (see Note)	34.16	32.41	32.83	29.15
Stockholders' equity per common share	35.00	33.18	33.62	29.81
Current ratio	3.89	3.33	3.72	4.60

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 8 of the Notes to Consolidated Financial Statements of the Company’s 2013 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $12,559,000 in the first nine months of fiscal 2014, compared to net cash used in operating activities of $614,000 in the first nine months of fiscal 2013.  The $13,173,000 increase in cash provided is primarily attributable to a $24,020,000 lower increase in inventory in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013, a $2,802,000 increase in cash provided by accounts receivable, a $4,541,000 decrease in cash used by other current assets, , partially offset by decreased net earnings of $22,706,000 as previously discussed, a $13,983,000 increase in the cash provided by Accounts Payable, Accrued Expenses and Other Liabilities and a $8,757,000 increase in cash used by income taxes.

As compared to December 29, 2012, inventory increased $23,117,000 to $550,723,000 at December 28, 2013.  The components of the inventory increase reflect a $1,135,000 increase in finished goods, a $4,114,000 increase in work in process and a $17,868,000 increase in raw materials and supplies.  The finished goods increase reflects slightly higher inventory quantities partially offset by increased sales volume as compared to the prior year.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $155,126,000 as of the end of the third quarter of 2014 as compared to $136,051,000 as of the end of the third quarter of 2013.

Cash used in investing activities was $11,062,000 in the first nine months of fiscal 2014 compared to cash used in investing activities of $3,753,000 in the first nine months of fiscal 2013.  Additions to property, plant and equipment were $12,058,000 in the first nine months of fiscal 2014 as compared to $14,103,000 in the first nine months of fiscal 2013.  Last year in the first nine months of fiscal 2013, the Loan Receivable of $10,000,000 was collected.

Cash provided by financing activities was $2,279,000 in the first nine months of fiscal 2014, which included borrowings of $362,048,000 and the repayment of $363,682,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”).  On August 1, 2013, the Company paid the final $36,742,000 principal payment due on a secured note payable to John Hancock Life Insurance Company.  The Company used borrowings under the Revolver to pay off the note.  Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal 2014.  During the nine months ended December 29, 2012, the Company repurchased $28,448,000 of its Class A Common Stock as treasury stock.

Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March with a maturity date of July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of December 28, 2013, the interest rate was approximately 1.42% on a balance of $226,000,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months. The Revolver contains an accordion feature that allows the Company to request an increase in the aggregate commitments thereunder in an amount up to $150,000,000.  In contemplation of the Allens, Inc. Asset Purchase Agreement, the Company received commitment letters from the lenders to increase the available borrowings under the Revolver.  If the Company is the successful bidder in the Allens' bankruptcy case, the accordion feature will be exercised on or prior to closing of that transaction.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At December 28, 2013, the Company was in compliance with all such financial covenants.

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

Critical Accounting Policies

During the nine months ended December 28, 2013, the Company sold $150,345,000 of Green Giant finished goods inventory to General Mills Operations, LLC (“GMOL”) for cash, on a bill and hold basis, as compared to $151,240,000 for the nine months ended December 29, 2012.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the revenue recognition criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 28, 2013, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

Refer to footnote 12 to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q.

Item 1A.                       Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased (1)		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
10/01/13 –	3,786	-	$29.99	$-	-
10/31/13
11/01/13 –	-	-	-	-	-
11/30/13
12/01/13 –	-	-	-	-	-
12/31/13
Total	3,786	-	$29.99	$-	-	346,121

(1)  3,786 shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Mine Safety Disclosures

None.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

2
Asset Purchase Agreement among Seneca Foods Corporation and Allens, Inc. dated December 16, 2013 (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated December 17, 2013)

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) condensed consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
January 29, 2014
Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
January 29, 2014
Timothy J. Benjamin
Chief Financial Officer