Form 10-K
period 2014-03-31
Seneca Foods Corp
filed 2014-05-22
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2014	Commission File Number 0-01989

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

Large accelerated filer Accelerated filer X Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on October 1, 2013 was approximately $257,158,000.

As of May 21, 2014, there were 8,735,789 shares of Class A common stock and 2,013,953 shares of Class B common stock outstanding.

Documents Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2014 (the “2014 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

(2)	Portion of the Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

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

PART I
Item 1

Business

History and Development of Seneca Foods Corporation

SENECA FOODS CORPORATION (the “Company”) is North America's  leading provider of packaged fruits and vegetables with facilities located throughout the United States.  The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, READ®, and Seneca Farms®.  The Company packs Green Giant, Le Sueur and other brands of canned vegetables as well as select Green Giant frozen vegetables for General Mills Operations, LLC (“GMOL”) under our long-term Alliance Agreement that was amended and restated during the second quarter of fiscal year 2010.

As of March 31, 2014, the Company’s facilities consisted of 22 packaging plants strategically located throughout the United States, two can manufacturing plants, two seed packaging operations, a small farming operation and a limited logistical support network.  The Company also maintains warehouses which are generally located adjacent to its packaging plants.  The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 65 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby’s brand in 1983, the purchase of General Mills’ Green Giant packaging assets and entry into the Alliance Agreement with GMOL in 1995 and the acquisition of Chiquita Processed Foods in 2003.  The Company believes that these acquisitions have enhanced the Company’s leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales.  In August 2006, the Company acquired Signature Fruit Company, LLC, a leading producer of canned fruits located in Modesto, California.  This acquisition allowed the Company to broaden its product offerings to become a leading producer and distributor of canned fruit and to achieve cost advantages through the realization of distribution and other synergies with the Company’s canned vegetable business.  In 2013, the Company completed its acquisition of 100% of the membership interest in Independent Foods, LLC.  The business is based in Sunnyside, Washington, is a packer of canned pears, apples and cherries in the United States.   The rationale for the acquisition was twofold: (1) the business is a complementary fit with the Company's existing business and (2) it provides an extension of the Company's product offerings.

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

Financial Information about Industry Segments

The Company manages its business on the basis of two reportable segments – the primary segment is the packaging and sale of fruits and vegetables and the secondary segment is the packaging and sale of chip products.  These two segments constitute the food operation.  The food operation constitutes 98% of total sales, of which approximately 67% is canned vegetable packaging, 20% is canned fruit packaging, 12% is frozen fruit and vegetable packaging and 1% is fruit chip packaging.  The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 2% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Packaging

The principal products include canned fruits and vegetables, frozen vegetables and other food products.  The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  Additionally, products are sold to food service distributors, industrial markets, other food packagers, export customers in 90 countries and federal, state and local governments for school and other feeding programs.  Food packaging operations are primarily supported by plant locations in New York, California, Wisconsin, Washington, Idaho, Illinois, and Minnesota.  See Note 13 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s segments.

The following table summarizes net sales by major product category for the years ended March 31, 2014, 2013, and 2012:

Classes of similar products/services:	2014	2013	2012
	(In thousands)
Net Sales:
GMOL *	$177,881	$165,684	$166,231
Canned vegetables	753,318	746,892	743,123
Frozen *	107,109	84,935	96,870
Fruit	264,549	245,596	220,184
Snack	11,496	11,357	11,730
Other	25,855	21,833	19,667
Total	$1,340,208	$1,276,297	$1,257,805

* GMOL includes frozen vegetable sales exclusively for GMOL.

Source and Availability of Raw Materials

The Company’s food packaging plants are located in major vegetable producing states and in two fruit producing states.  Fruits and vegetables are primarily obtained through supply contracts with independent growers.

Intellectual Property

The Company's most significant brand name, Libby's®, is held pursuant to a trademark license granted to the Company in March 1982 and renewable by the Company every 10 years for an aggregate period expiring in March 2081.  The original licensor was Libby, McNeill & Libby, Inc., then an indirect subsidiary of Nestlé, S. A. ("Nestlé") and the license was granted in connection with the Company's purchase of certain of the licensor's canned vegetable operations in the United States.  Corlib Brands Management, LTD acquired the license from Nestlé during 2006.  The license is limited to vegetables which are shelf-stable, frozen, and thermally packaged, and includes the Company's major vegetable varieties – corn, peas and green beans – as well as certain other thermally packaged vegetable varieties and sauerkraut.

The Company is required to pay an annual royalty and Corlib Brands now known as Libby's Brand Holding, Ltd., which may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).  With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans.  A total of $408,000 was paid as a royalty fee for the year ended March 31, 2014.

The Company also sells canned fruits and vegetables, frozen vegetables and other food products under several other brands for which the Company has obtained registered trademarks, including, Aunt Nellie’s®, Stokely®, Read®, Seneca Farms®, and Seneca® and other regional brands.

Seasonal Business

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are somewhat offsetting.  Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants.  The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings.  When the seasonal harvesting periods of the Company's major fruits and vegetables are newly completed, inventories for these packaged fruits and vegetables are at their highest levels.  For peas, the peak inventory time is mid-summer and for corn, the Company's highest volume vegetable, the peak inventory is in mid-autumn.  For peaches, the Company's highest volume fruit, the peak inventory time is early-autumn.  For pears, the peak inventory is late-summer.

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended March 31, 2014:
Net sales	$232,127	$336,628	$477,694	$293,759
Gross margin	19,680	22,379	31,178	17,726
Net earnings (loss)	1,347	6,603	6,846	(1,017)
Inventories (at quarter end)	484,694	758,654	550,723	451,250
Revolver outstanding (at quarter end)	151,026	282,000	226,000	175,000

Year ended March 31, 2013:
Net sales	$231,051	$317,593	$452,731	$274,922
Gross margin	29,075	40,905	44,991	26,341
Net earnings	8,191	14,521	14,790	3,911
Inventories (at quarter end)	458,368	726,898	527,606	479,730
Revolver outstanding (at quarter end)	100,000	233,000	185,860	188,000

Backlog

In the food packaging business, an end of year sales order backlog is not considered meaningful.  Traditionally, larger customers provide tentative bookings for their expected purchases for the upcoming season.  These bookings are further developed as data on the expected size of the related national harvests becomes available.  In general, these bookings serve as a yardstick rather than as a firm commitment, since actual harvest results can vary notably from early estimates.  In actual practice, the Company has substantially all of its expected seasonal production identified to potential sales outlets before the seasonal production is completed.

Competition and Customers

Competition in the food business is substantial with brand recognition and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company believes that it is a major producer of canned fruits and vegetables, but some producers of canned, frozen and other forms of fruit and vegetable products have sales which exceed the Company's sales.  The Company is aware of approximately 14 competitors in the U.S. packaged vegetable industry, many of which are privately held companies.  The Company is aware of approximately nine competitors in the U.S. packaged fruit industry.  In addition, there are significant quantities of fruit that are imported from Europe, Asia and South America.

During the past year, approximately 11% of the Company’s packaged foods sales were packed for retail customers under the Company’s branded labels of Seneca®, Libby’s®, Aunt Nellie’s®, Read®, and Seneca Farms®.  About 25% of packaged foods sales were packed for institutional food distributors and 51% were retail packed under the private label of our customers.  The remaining 13% was sold under the Alliance Agreement with GMOL (see note 13 of Item 8, Financial Statements and Supplementary Data).  Termination of the Alliance Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOL or another major vegetable marketer.  The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top three national brands according to a leading market research firm.

The information under the heading "Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2014 Annual Report is incorporated by reference.

Environmental Regulation

Environmental Protection

Environmental protection is an area that has been worked on diligently at each food packaging facility.  In all locations, the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities.  In general, we believe our pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards.  The Company does not expect any material capital expenditures to comply with environmental regulations in the near future.

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

Employment

At our fiscal year end 2014, the Company had approximately 3,500 employees of which 3,000 full time and 400 seasonal employees work in food packaging and 100 full time employees work in other activities.  The number of employees increases by approximately 7,000 due to an increase in seasonal employees during our peak pack season.

The Company has six collective bargaining agreements with three unions covering approximately 900 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  There are three agreements that will expire in calendar 2015. There is one agreement that will expire in calendar 2016 and two agreements in calendar 2019.

Domestic and Export Sales

The following table sets forth domestic and export sales:

	Fiscal Year
	2014	2013	2012
	(In thousands, except percentages)
Net Sales:
United States	$1,216,353	$1,150,831	$1,139,904
Export	123,855	125,466	117,901
Total Net Sales	$1,340,208	$1,276,297	$1,257,805

As a Percentage of Net Sales:
United States	90.8%	90.2%	90.6%
Export	9.2%	9.8%	9.4%
Total	100.0%	100.0%	100.0%

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

Fruit and Vegetable Industry Risks

Excess capacity in the fruit and vegetable industry has a downward impact on selling price.

Our financial performance and growth are related to conditions in the United States’ fruit and vegetable packaging industry which is a mature industry with a modest growth rate during the last 10 years.  Our net sales are a function of product availability and market pricing.  In the fruit and vegetable packaging industry, product availability and market prices tend to have an inverse relationship:  market prices tend to decrease as more product is available and to increase if less product is available.  Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year.  Moreover, fruit and vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products, such as peaches, is being impacted by the global economic slowdown.  These factors may have a significant effect on supply and competition and create downward pressure on prices.  In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors.  Generally, market prices in the fruit and vegetable packaging industry adjust more quickly to variations in product availability than an individual packager can adjust its cost structure; thus, in an oversupply situation, a packager’s margins likely will weaken.  We typically have experienced lower margins during times of industry oversupply.

In the past, the fruit and vegetable packaging industry has been characterized by excess capacity, with resulting pressure on our prices and profit margins.  We have closed packaging plants in past years in response to the downward pressure on prices.  There can be no assurance that our margins will improve in response to favorable market conditions or that we will be able to operate profitably during depressed market conditions.

Growing cycles and adverse weather conditions may decrease our results from operations.

Our operations are affected by the growing cycles of the fruits and vegetables we package.  When the fruits and vegetables are ready to be picked, we must harvest and package them quickly or forego the opportunity to package fresh picked fruits and vegetables for an entire year.  Most of our fruits and vegetables are grown by farmers under contract with us.  Consequently, we must pay the contract grower for the fruits and vegetables even if we cannot or do not harvest or package them.  Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the quarter that the growing season ends for most of the produce packaged by us.  A majority of our sales occur during the third and fourth quarters of each fiscal year due to seasonal consumption patterns for our products.  Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the third and fourth quarters.  Net sales generated during our third and fourth fiscal quarters have a significant impact on our results of operations.  Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

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

The commodity materials that we package or otherwise require are subject to price increases that could adversely affect our profitability.

The materials that we use, such as fruits and vegetables, steel (used to make cans), ingredients, pouches and other packaging materials as well as the electricity and natural gas used in our business, are commodities that may experience price volatility caused by external factors, including market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs.  General inventory positions of major commodities, such as field corn, soybeans and wheat, all commodities with which we must compete for acreage, can have dramatic effects on prices for those commodities, which can translate into similar swings in prices needed to be paid for our contracted commodities.  These programs and other events can result in reduced supplies of these commodities, higher supply costs or interruptions in our production schedules.  If prices of these commodities increase beyond what we can pass along to our customers, our operating income will decrease.

Risks Associated With Our Operations

The termination or non-renewal of the Alliance Agreement with GMOL could negatively affect our business and operations.

Since 1995, we have had an Alliance Agreement with GMOL, whereby we package canned and frozen vegetables for GMOL, primarily under the Green Giant brand name.  GMOL continues to be responsible for all of the sales, marketing and customer service functions for the Green Giant products.  General Mills, Inc. guarantees various GMOL financial obligations under the Alliance Agreement.

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

Termination of the Alliance Agreement would, in most cases, entitle our principal lenders, including our long-term lenders, to declare a default under our loan agreements with them.  The principal lenders have a security interest in certain payments that we receive from GMOL both during and upon termination of the Alliance Agreement.  Unless we were to enter into a new substantial supply relationship with GMOL or another major vegetable marketer and acquire substantial production capacity to replace the GMOL production plants, any such termination would reduce our sales by approximately 13%.

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters.  Dependence upon key customers could lead to increased pricing pressure by these customers.

Green Giant products packed by us in fiscal years 2014 and 2013 constituted approximately 13% in both years, of our total sales.  Our sales of Green Giant product and financial performance under the Alliance Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and GMOL’s success in marketing the products produced by us.  The ability of GMOL to successfully market these products will depend upon GMOL’s sales efforts as well as the factors described above under “Excess capacity in the fruit and vegetable industry has a downward impact on selling price.”  We cannot give assurance as to the volume of GMOL’s sales and cannot control many of the key factors affecting that volume.

Additionally, purchases by the United Sates Department of Agriculture (“USDA”) in fiscal year 2014 represented approximately 6% of our total sales.  The purchase of our products by the USDA is done through the government’s competitive bid process.  We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product.  The government contracting process is complex and subject to numerous regulations and requirements.  Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA.  The government procurement process could also change and result in our inability to meet the new requirements.  Additionally, the government’s need for our products could decrease, which would result in reduced sales to the USDA.

If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food packaging companies under highly competitive conditions.  The vegetable products which we sell under our own brand names not only compete with vegetable products produced by vegetable packaging competitors, but also compete with products we produce and sell to other companies who market those products under their own brand names, such as the Green Giant vegetables we sell to GMOL under the Alliance Agreement and the fruits and vegetables we sell to various retail grocery chains which carry our customer’s own brand names.

The customers who buy our products to sell under their own brand names control the marketing programs for those products.  In recent years, many major retail food chains have been increasing their promotions, offerings and shelf space allocations for their own fruit and vegetable brands, to the detriment of fruit and vegetable brands owned by the packagers, including our own brands.  We cannot predict the pricing or promotional activities of our customers/competitors or whether they will have a negative effect on us.  There are competitive pressures and other factors, which could cause our products to lose market share or result in significant price erosion that could materially and adversely affect our business, financial condition and results of operations.

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

Food packagers are subject to significant liability should the consumption of their products cause injury or illness.  We work with regulators, the industry and suppliers to stay abreast of developments.  A product liability judgment against us could also result in substantial and unexpected expenditures, affect consumer confidence in our products, and divert management’s attention from other responsibilities.  Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies and could have a material adverse effect on our financial condition and results of operation.   Although we maintain comprehensive general liability insurance coverage, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product recall or a partially or completely uninsured judgment against us could materially and adversely affect our business, financial condition and results of operations.

We generate agricultural food packaging wastes and are subject to substantial environmental regulation.

As a food packager, we regularly dispose of produce wastes (silage) and processing water as well as materials used in plant operation and maintenance, and our plant boilers, which generate heat used in packaging, produce generally small emissions into the air.  These activities and operations are regulated by federal and state laws and the respective federal and state environmental agencies.  Occasionally, we may be required to remediate conditions found by the regulators to be in violation of environmental law or to contribute to the cost of remediating waste disposal sites, which we neither owned nor operated, but in which, we and other companies deposited waste materials, usually through independent waste disposal companies.  Future possible costs of environmental remediation, contributions and penalties could materially and adversely affect our business, financial condition and results of operations.

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

At the end of our 2014 fiscal year, we had approximately 3,500 employees of which 3,000 full time and 400 seasonal employees worked in food packaging and 100 employees worked in other activities.  During the peak summer harvest period, we hire up to approximately 7,000 seasonal employees to help package fruits and vegetables.  If there is an increase to minimum wage rates, this could have a negative impact cost of operations.  Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions.  An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to BPA.

There has been increased state legislative activity to ban Bisphenol-A ("BPA") from food contact packaging. These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing BPA containing materials. The Company, in collaboration with other can makers as well as enamel suppliers, has decided to aggressively work to find alternative materials for can linings not manufactured using BPA. However, commercially acceptable alternatives are not immediately available for some applications and there can be no assurance that these steps will be successful. About 17% of our canned product volume (excluding GMOL and purchased canned products) still includes BPA.

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

The Company’s product introductions and product improvements, along with its other marketplace initiatives, are designed to capitalize on new customer or consumer trends.  The FDA recently issued a statement on sodium which referred to an Institute of Medicine statement that too much sodium is a major contributor to high blood pressure. Some of our products contain a moderate amount of sodium per recommended serving, which is based on consumer’s preferences for taste.  In order to remain successful, the Company must anticipate and react to these new trends and develop new products or packages to address them. While the Company devotes significant resources to meeting this goal, we may not be successful in developing new products or packages, or our new products or packages may not be accepted by customers or consumers.

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used primarily in manufacturing our canned products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The new rule, which is effective for the 2013 calendar year and requires a disclosure report to be filed by May 31 each year, will require companies to perform country of origin inquiries, due diligence as required, disclosure, and reporting whether such minerals originate from the Democratic Republic of Congo or an adjoining country.  The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals, including tantalum, tin, gold, and tungsten, used primarily in the manufacture of our cans. The number of suppliers who provide conflict-free minerals in steel production, or other components, may be limited. In addition, there may be significant costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in the manufacture of our cans, as well as costs of possible changes to products, packages, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the procedures that we implement, which may hurt our business. In addition, we may encounter significant challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us, as well as our competitors, at a disadvantage if we are unable to do so.

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

As of March 31, 2014, we had approximately $230.8 million of total indebtedness, including various debt agreements and a $175.0 million outstanding balance on our $300.0 million to $400.0 million revolving credit facility (“Revolver”).  Scheduled debt service for fiscal 2015 is $2.3 million.  The Company will evaluate its alternatives related to these payments.  During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our Revolver.  We renewed our Revolver during fiscal 2012 for five years so it now matures on July 20, 2016.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

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

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to  as our voting preferred stock, are entitled to one vote per share. As of March 31, 2014, holders of Class B common stock and voting preferred stock held 87.4% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2014, our current executive officers and directors beneficially owned 11.0% of our outstanding shares of Class A common stock, 42.7% of our outstanding shares of Class B common stock and 62.0% of our voting preferred stock, or 43.5% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

The Company uses the Last-In, First-Out (LIFO) method of inventory accounting.  As of March 31, 2014, we had a LIFO reserve of $153.4  million which, at the U.S. corporate tax rate, represents approximately $53.7 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs.  From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed.  Should LIFO be repealed, the $53.7 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time.  Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

The tax status of our insurance subsidiary could be challenged resulting in an acceleration of income tax payments.

In conjunction with our workers’ compensation program, we operate a wholly owned insurance subsidiary, Dundee Insurance Company, Inc. We recognize this subsidiary as an insurance company for federal income tax purposes with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that this subsidiary does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.

Item 1B

Unresolved Staff Comments

The Company does not have any unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

Manufacturing Plants and Warehouses

	Square
	Footage	Acres
	('000)
Food Group
Modesto, California	2,213	114
Buhl, Idaho	616	141
Payette, Idaho	382	43
Princeville, Illinois	271	303
Arlington, Minnesota	264	536
Blue Earth, Minnesota	286	346
Bricelyn, Minnesota	57	7
Glencoe, Minnesota	646	786
LeSueur, Minnesota	23	2
Montgomery, Minnesota	556	1,010
Rochester, Minnesota	1,078	840
Geneva, New York	779	608
Leicester, New York	198	91
Marion, New York	348	181
Lebanon, Pennsylvania	138	16
Dayton, Washington	253	41
Sunnyside, Washington	346	50
Yakima, Washington	122	8
Baraboo, Wisconsin	258	11
Cambria, Wisconsin	412	406
Clyman, Wisconsin	410	480
Cumberland, Wisconsin	375	304
Gillett, Wisconsin	320	105
Janesville, Wisconsin	1,119	302
Mayville, Wisconsin	297	367
Oakfield, Wisconsin	227	2,228
Ripon, Wisconsin	589	75

Non-Food Group
Penn Yan, New York	27	4

Total	12,610	9,405

These facilities primarily package various fruit and vegetable products.  Most of the facilities are owned by the Company.  The Company is a lessee under a number of operating leases for equipment and real property used for packaging and warehousing.

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

Not Applicable.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2014 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting.  The 2007 Equity Plan has a 10-year term and authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock.  A total of 3,017 were award in fiscal year 2014 under the terms of the 2007 Equity Plan.  As of March 31, 2014, there were 71,959 shares available for distribution as part of future awards under the 2007 Equity Plan.  No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

Common Stock Performance Graph

Refer to the information in the 2014 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Issuer Purchases of Equity Securities

Maximum Number (or
Approximate Dollar
	Total Number of Shares		Average Price Paid per		Total Number of Shares	Value) of Shares that
	Purchased (1)		Share		Purchased as Part of	May Yet Be Purchased
	Class A	Class B	Class A	Class B	Publicly Announced	Under the Plans or
Period	Common	Common	Common	Common	Plans or Programs	Programs
1/01/14 - 1/31/14	-	-	$-	$-	-
2/01/14 - 2/28/14	-	-	$-	$-	-
3/01/14 - 3/31/14	-	-	$-	$-	-
Total	-	-	$		$-	346,121

Item 6

Selected Financial Data

Refer to the information in the 2014 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2014 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2014 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2014 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm," which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, management believes that, as of March 31, 2014, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accountant has issued its report on the effectiveness of the Company’s internal control over financial reporting.  The report appears on the next page.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited Seneca Foods Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2014 and 2013, and the related consolidated statements of net earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2014 and our report dated May 22, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin

May  22, 2014

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors” in the Company’s definitive Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on August 7, 2014.  The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2014.

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

Item 11

Executive Compensation

The information included under the following captions in the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2014,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Stock Vested in Fiscal Year 2014,” “Pension Benefits,” “Compensation of Directors” and “Compensation Committee Interlocks.”  The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the 2014 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income – Years ended March 31, 2014, 2013 and 2012

Consolidated Balance Sheets - March 31, 2014 and 2013

Consolidated Statements of Cash Flows – Years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements – Years ended March 31, 2014, 2013 and 2012

Reports of Independent Registered Public Accounting Firm

Pages

2.	Supplemental Schedule:

Report of Independent Registered Accounting Firm on Schedule	19
Schedule II--Valuation and Qualifying Accounts	20

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

10.4
First Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 1, 2011 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2013).

10.5
Second Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 20, 2012 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2013).

10.6
Third Amendment to the Second Amended and Restated Loan and Security Agreement dated as of March 5, 2013 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2013).

10.7
Fourth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 16, 2013 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (filed herewith).

10.8
Fifth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of April 1, 2014 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (filed herewith).

10.9
Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10 to the Company’s Annual report on Form 10-K for the fiscal year ended March 31, 2002)

10.10*Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.1to the Company’s Registration Statement on Form S-8 (No. 333-166846))

10.11*Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-166846))

13
The material contained in the 2014 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith)

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

101
The following materials from Seneca Foods Corporation’s Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements ***

* Indicates management or compensatory agreement

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
Marion, New York

The audits referred to in our report dated May 22, 2014 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Form 10-K by reference to the Annual Report to Shareholders for the year ended March 31, 2014, also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP
Milwaukee, Wisconsin

May 22, 2014

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged/		Charged to		Deductions		Balance
	beginning	(credited)		other		from		at end
	of period	to income		accounts		reserve		of period

Year-ended March 31, 2014:
Allowance for doubtful accounts	$201	$23	$			$(64)	(a)	$160
Income tax valuation allowance	$758	$(368)		$—		$—		$390

Year-ended March 31, 2013:
Allowance for doubtful accounts	$206	$(55)		$44	(c)	$6	(a)	$201
Income tax valuation allowance	$906	$(148)		$—		$—		$758

Year-ended March 31, 2012:
Allowance for doubtful accounts	$247	$(44)		$—		$3	(a)	$206
Income tax valuation allowance	$1,749	$181		$—		$(1,024)	(b)	$906

(a) Accounts written off, net of recoveries.
(b) Expiration of state credits which were fully reserved.
(c) Acquired via the Sunnyside acquisition.

SIGNATURES

Pursuant the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION /s/Timothy J. Benjamin Timothy J. Benjamin Senior Vice President, Chief Financial Officer and Treasurer	May 22, 2014

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott Arthur S. Wolcott	Chairman and Director	May 22, 2014

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, Director	May 22, 2014

/s/Timothy J. Benjamin Timothy J. Benjamin	Senior Vice President, Chief Financial Officer and Treasurer	May 22, 2014

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Vice President, Controller, and Secretary (Principal Accounting Officer)	May 22, 2014

*	Director	May 22, 2014
Arthur H. Baer

*	Director	May 22, 2014
Peter R. Call
* John P. Gaylord	Director	May 22, 2014
*	Director	May 22, 2014
Susan A. Henry

*	Director	May 22, 2014
Samuel T. Hubbard, Jr.

*	Director	May 22, 2014
Thomas Paulson

*	Director	May 22, 2014
Susan W. Stuart /s/Kraig H. Kayser *By Kraig H. Kayser, Attorney-in-fact