Form 10-Q
period 2014-06-28
Seneca Foods Corp
filed 2014-08-06
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 28, 2014	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16‑0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at August 1, 2014
Common Stock Class A, $.25 Par	8,785,640
Common Stock Class B, $.25 Par	2,015,673

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-June 28, 2014, June 29, 2013 and March 31, 2014	1

	Condensed Consolidated Statements of Net Earnings-Three Months Ended
	June 28, 2014 and June 29, 2013	2

	Condensed Consolidated Statements of Comprehensive Income-Three Months Ended
	June 28, 2014 and June 29, 2013	2

	Condensed Consolidated Statements of Cash Flows-Three Months Ended
	June 28, 2014 and June 29, 2013	3

	Condensed Consolidated Statements of Stockholders' Equity-Three Months Ended
	June 28, 2014	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	19

Item 5	Other Information	19

Item 6	Exhibits	19

SIGNATURES		21

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	June 28,	June 29,	March 31,
	2014	2013	2014
ASSETS

Current Assets:
Cash and Cash Equivalents	$11,104	$6,069	$13,839
Accounts Receivable, Net	53,431	53,272	76,964
Inventories
Finished Goods	283,889	319,061	304,955
Work in Process	8,362	5,509	12,353
Raw Materials and Supplies	175,039	160,124	133,942
Total Inventories	467,290	484,694	451,250
Deferred Income Taxes, Net	8,410	9,534	8,412
Other Current Assets	28,170	32,442	33,594
Total Current Assets	568,405	586,011	584,059
Property, Plant and Equipment, Net	188,115	186,878	183,917
Deferred Income Taxes, Net	-	2,771	-
Other Assets	17,535	1,090	877
Total Assets	$774,055	$776,750	$768,853
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$4,880	$-	$12,255
Accounts Payable	87,639	90,074	71,219
Accrued Payroll	7,104	5,729	7,516
Accrued Vacation	11,139	10,968	10,997
Other Accrued Expenses	24,533	25,297	26,111
Income Taxes Payable	272	1,988	913
Current Portion of Long-Term Debt	2,363	38,808	2,277
Total Current Liabilities	137,930	172,864	131,288
Long-Term Debt, Less Current Portion	220,604	192,518	216,239
Deferred Income Taxes, Net	692	-	339
Other Long-Term Liabilities	28,391	43,110	27,355
Total Liabilities	387,617	408,492	375,221
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	2,119	5,422	5,332
Common Stock, $.25 Par Value Per Share	3,010	2,955	2,958
Additional Paid-in Capital	96,503	93,097	93,260
Treasury Stock, at cost	(37,051)	(31,475)	(29,894)
Accumulated Other Comprehensive Loss	(11,252)	(22,548)	(11,252)
Retained Earnings	333,109	320,807	333,228
Total Stockholders' Equity	386,438	368,258	393,632
Total Liabilities and Stockholders' Equity	$774,055	$776,750	$768,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	June 28,	June 29,
	2014	2013

Net Sales	$240,043	$232,127

Costs and Expenses:
Cost of Product Sold	223,047	212,447
Selling and Administrative	15,719	15,919
Plant Restructuring	-	154
Other Operating Loss (Income)	279	(181)
Total Costs and Expenses	239,045	228,339
Operating Income	998	3,788
Earnings From Equity Investment	(366)	-
Interest Expense, Net	1,069	1,827
Earnings Before Income Taxes	295	1,961

Income Taxes Expense	402	614
Net (Loss) Earnings	$(107)	$1,347

(Loss) Earnings Applicable to Common Stock	$(110)	$1,298

Basic (Loss) Earnings per Common Share	$(0.01)	$0.12

Diluted (Loss) Earnings per Common Share	$(0.01)	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	June 28,	June 29,
	2014	2013

Comprehensive (loss) income:
Net (loss) earnings	$(107)	$1,347
Change in pension and post retirement benefits (net of tax)	-	-
Total	$(107)	$1,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended
	June 28, 2014	June 29, 2013
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(107)	$1,347
Adjustments to Reconcile Net (Loss) Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	5,655	5,861
Loss (Gain) on the Sale of Assets	29	(743)
Impairment Provision	-	154
Deferred Income Tax Expense (Benefit)	355	(808)
Changes in Operating Assets and Liabilities:
Accounts Receivable	23,533	29,661
Inventories	(16,040)	(5,118)
Other Current Assets	5,424	(7,143)
Income Taxes	(641)	(2,112)
Accounts Payable, Accrued Expenses
and Other Liabilities	15,248	13,434
Net Cash Provided by Operations	33,456	34,533
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(9,947)	(4,288)
Purchase Equity Method Investment	(16,308)	-
Proceeds from the Sale of Assets	152	795
Net Cash Used in Investing Activities	(26,103)	(3,493)
Cash Flow from Financing Activities:
Long-Term Borrowing	51,186	77,998
Payments on Long-Term Debt	(46,735)	(116,858)
Payments on Notes Payable	(7,375)	-
Other	5	68
Purchase of Treasury Stock	(7,157)	(271)
Dividends	(12)	(12)
Net Cash Used In Financing Activities	(10,088)	(39,075)

Net Decrease in Cash and Cash Equivalents	(2,735)	(8,035)
Cash and Cash Equivalents, Beginning of the Period	13,839	14,104
Cash and Cash Equivalents, End of the Period	$11,104	$6,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2014	$5,332	$2,958	$93,260	$(29,894)	$(11,252)	$333,228
Net loss	-	-	-	-	-	(107)
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Stock issued for profit sharing plan	-	1	56	-	-	-
Preferred stock conversion	(3,213)	51	3,162	-	-	-
Purchase treasury stock	-	-	-	(7,157)	-	-
Balance June 28, 2014	$2,119	$3,010	$96,503	$(37,051)	$(11,252)	$333,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 28, 2014

1.	Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of June 28, 2014 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2014 balance sheet was derived from the audited consolidated financial statements.
The results of operations for the period ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year.
During the three months ended June 28, 2014, the Company sold $4,196,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $5,408,000 for the three months ended June 29, 2013.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company's 2014 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2014 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated.  Certain percentage tables may not foot due to rounding.

Reclassifications--Certain previously reported amounts have been reclassified to conform to the current period classification.

2.	In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. ("Truitt") for $16,308,000. The purchase agreement grants the Company the right to acquire the remaining 50% ownership of Truitt in the future under certain conditions. Truitt is known for its industry innovation related to packing shelf stable foods in trays, pouches and bowls. Truitt has two state-of-the-art plants located in Oregon and Kentucky. This investment is included Other Assets in the Condensed Consolidated Balance Sheets. This is a level 3 investment and is accounted for using the equity method of accounting.

3.	First-In, First-Out ("FIFO") based inventory costs exceeded Last-In, First-Out (LIFO) based inventory costs by $153,035,000 as of the end of the first quarter of fiscal 2015 as compared to $138,812,000 as of the end of the first quarter of fiscal 2014. The LIFO Reserve decreased by $349,000 in the first three months of fiscal 2015 compared to an increase of $5,798,000 in the first three months of fiscal 2014. This reflects the projected impact of an overall cost decrease expected in fiscal 2015 versus fiscal 2014.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 28, 2014

4.	Maximum borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March. The Revolver balance as of June 28, 2014 was $180,050,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 20, 2016. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.
The increase in average amount of Revolver borrowings during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was attributable to the Truitt investment of $16,308,000 and the stock buyback of $7,157,000, both made in the first quarter of fiscal 2015, and reduced operating results partially offset by a $17,404,000 reduction in Inventories compared to the first quarter of fiscal 2014.
General terms of the Revolver include payment of interest at LIBOR plus a defined spread.
The following table documents the quantitative data for Revolver borrowings during the first quarters of fiscal 2015 and fiscal 2014:

	First Quarter
	2015	2014
	(In thousands)
Reported end of period:
Outstanding borrowings	$180,050	$151,026
Weighted average interest rate	1.47%	1.74%
Reported during the period:
Maximum amount of borrowings	$190,000	$188,000
Average outstanding borrowings	$171,417	$157,099
Weighted average interest rate	1.59%	1.71%

5.	During the three-month period ended June 28, 2014, the Company repurchased 224,195 shares or $7,157,000 of its Class A Common Stock as Treasury Stock. As of June 28, 2014, there are 1,239,239 shares or $37,051,000 of repurchased stock. These shares are not considered outstanding. During the three month period ended June 28, 2014, there were 1,720 shares, or $56,000 of Class B Common Stock issued in lieu of cash compensation under the Company's Profit Sharing Bonus Plan.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 28, 2014

6.	The net periodic benefit cost for the Company's pension plan consisted of:

	Three Months Ended
	June 28,	June 29,
(In thousands)	2014	2013
Service Cost	$1,868	$1,863
Interest Cost	2,032	1,890
Expected Return on Plan Assets	(2,740)	(2,373)
Amortization of Actuarial Loss	31	584
Net Periodic Benefit Cost	$1,191	$1,964

No contributions were required or made in the three month periods ended June 28, 2014 and June 29, 2013.

7.	During the three months ended June 28, 2014, the Company sold unused fixed assets which resulted in a loss of $29,000 as compared to a gain of $743,000 during the three months ended June 29, 2013. In addition, during the three months ended June 28, 2014, there was a $250,000 charge related to an environmental remediation. During the three months ended June 29, 2013, the gain on the acquisition of 100% of the membership interest of Independent Foods, LLC ("Sunnyside") was reduced by $571,000. These net gains and losses are included in other operating income and loss in the Unaudited Condensed Consolidated Statements of Net Earnings.

8.	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2017 (beginning of fiscal 2018). Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended June 28, 2014.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 28, 2014

9.	Earnings (loss) per share for the Quarters Ended June 28, 2014 and June 29, 2013 are as follows:

	F I R S T Q U A R T E R
	Fiscal	Fiscal
(Thousands except per share amounts)	2015	2014

Basic

Net (Loss) Earnings	$(107)	$1,347
Deduct preferred stock dividends paid	6	6

Undistributed (loss) earnings	(113)	1,341
(Loss) earnings attributable to participating preferred	(3)	43

(Loss) earnings attributable to common shareholders	$(110)	$1,298

Weighted average common shares outstanding	10,801	10,753

Basic (loss) earnings per common share	$(0.01)	$0.12

Diluted

(Loss) earnings attributable to common shareholders	$(110)	$1,298
Add dividends on convertible preferred stock	5	5

(Loss) earnings attributable to common stock on a diluted basis	$(105)	$1,303

Weighted average common shares outstanding-basic	10,801	10,753

Additional shares issued related to the equity compensation plan	5	5

Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	10,873	10,825

Diluted (loss) earnings per common share	$(0.01)	$0.12

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 28, 2014

10.	As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $222,967,000 and an estimated fair value of $224,425,000 as of June 28, 2014. As of March 31, 2014, the carrying amount was $218,516,000 and the estimated fair value was $219,981,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

11.	In June 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF"). This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers. Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF. That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company. However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties. The Company, along with the other named companies, vigorously defended the claim. A responsive answer was filed, the discovery process was completed and a trial on liability was held beginning in April of 2013 in accordance with court schedules. The trial was completed on May 16, 2013 and, on July 15, 2013 the judge issued a tentative and proposed statement of decision agreeing with the Company, and the other defendants, that the "safe harbor" defense had been met under the regulations relating to Proposition 65 and the Company will not be required to place a Proposition 65 warning label on the products at issue in the case. The trial decision was finalized and the decision was appealed by ELF with a filing dated October 3, 2013. The appeal is progressing in accordance with the schedule set by the California Court of Appeal, First Appellate District, Division One. The Company is unable to determine the scope or the likelihood of success of the appeal. The Company, along with other defendants are planning on vigorously defending the appeal filed by ELF. With the successful defense of the case, the remedies portion of the case was not litigated. So far, our portion of legal fees in defense of this action have been sizable, as would be expected with litigation resulting in trial, and the appeal, but have not had a material adverse impact on the Company's financial position, results of operations, or cash flows. Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 28, 2014
12.	The effective tax rate was 136.3% and 31.3% for the three month periods ended June 28, 2014 and June 29, 2013, respectively. With the low pre-tax earnings in the current quarter, permanent items have a larger impact on the effective tax rate. Of the 105.0 percentage point increase in the effective tax rate for this period, the major contributors to this increase are the following items, 1) the re-establishment of the valuation allowance related to New York State Investment Tax Credit of $384,000 charge (130.2 percentage points), due to a change in the law, which is a discrete item and therefore is required to be booked in the current quarter and 2) research and experimentation credit, work opportunity credit and fuel tax credit have not been signed into law so there is no provision for these credits in the current quarter. These two items were partially offset by $92,000 credit (31.2 percentage points) related to interest received on tax refunds recorded during in the current quarter.

13.	During the second and fourth quarters of fiscal 2014, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates. As of June 28, 2014 , some of these interim notes had not been converted into operating leases since the equipment was not delivered. These notes, which total $4,880,000 as of June 28, 2014, are included in notes payable in the accompanying Condensed Consolidated Balance Sheets. These notes are expected to be converted into operating leases within the next twelve months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 28, 2014

Seneca Foods Corporation (the "Company") is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States.  The Company's product offerings include canned, frozen and bottled produce and snack chips.  Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby's®, Aunt Nellie's®, READ®, and Seneca Farms®.  The Company's canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 80 countries and federal, state and local governments for school and other food programs.  In addition, the Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for General Mills Operations, LLC ("GMOL") under a long-term Alliance Agreement.

The Company's raw product is harvested mainly between June through November. The Company experienced unfavorable growing conditions related to our pea harvest this summer reflecting a combination of high temperatures and uneven moisture.  These difficult growing conditions unfavorably impacted pea crop yields and plant recovery rates which resulted in unfavorable manufacturing variances.

Investment--In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. ("Truitt") for $16,308,000.  The purchase agreement grants the Company the right to acquire the remaining 50% ownership of Truitt in the future under certain conditions.  Truitt is known for its industry innovation related to packing shelf stable foods in trays, pouches and bowls.  Truitt has two state-of-the-art plants located in Oregon and Kentucky.

Results of Operations:

Sales:

First fiscal quarter 2015 results include net sales of $240,043,000, which represents a 3.4% increase, or $7,916,000, from the first quarter of fiscal 2014.  The increase in sales is attributable to higher selling prices/sales mix of $10,055,000, partially offset by a sales volume decrease of $2,139,000.  The increase in sales is primarily from an $11,556,000 increase in Canned Vegetable, a $2,193,000 increase in Other sales, partially offset by a $4,123,000 decrease in GMOL sales and a $1,775,000 decrease in Canned Fruit sales.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 28, 2014

The following table presents sales by product category:

	Three Months Ended
	June 28,	June 29,
(In millions)	2014	2013
Canned Vegetables	$154.1	$142.5
GMOL*	5.0	9.2
Frozen	24.3	24.6
Fruit Products	47.1	48.9
Snack	2.9	2.5
Other	6.6	4.4
	$240.0	$232.1

*GMOL includes frozen vegetable sales exclusively for GMOL.

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended
	June 28,	June 29,
	2014	2013
Gross Margin	7.1%	8.5%

Selling	3.5%	3.6%
Administrative	3.1%	3.2%
Plant Restructuring	-%	0.1%
Other Operating Income	0.1%	(0.1)%

Operating Income	0.4%	1.7%

Interest Expense, Net	0.4%	0.8%

For the three month period ended June 28, 2014, gross margin decreased from the prior year quarter from 8.5% to 7.1% due primarily to lower net selling prices (after considering promotions) compared to the prior year, higher unit costs in the current year than the prior year partially offset by a LIFO credit in the current year as compared to charge of in the prior year.  The LIFO credit for the first quarter ended June 28, 2014 was $349,000 as compared to a charge of $5,798,000 for the first quarter ended June 29, 2013 and reflects the impact on the quarter of decreased inflationary cost increases expected in fiscal 2015, compared to fiscal 2014.  On an after-tax basis, LIFO increased the net earnings by $227,000 for the quarter ended June 28, 2014 and decreased net earnings by $3,769,000 for the quarter ended June 29, 2013, based on the statutory federal income tax rate.

For the three month period ended June 28, 2014, selling costs as a percentage of sales decreased from 3.6% to 3.5% as a result of lower selling expenses due to lower sales which incur selling costs versus the prior period.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 28, 2014

For the three month period ended June 28, 2014, administrative expense as a percentage of sales decreased from 3.2% to 3.1% due primarily to lower benefit expenses during the current period than the prior period.

During the three months ended June 28, 2014, the Company sold unused fixed assets which resulted in a loss of $29,000 as compared to a gain of $743,000 during the three months ended June 29, 2013.  In addition, during the three months ended June 28, 2014, there was a $250,000 charge related to an environmental remediation.  During the three months ended June 29, 2013, the gain on the Sunnyside acquisition was reduced by $571,000.  These net gains and losses are included in other operating income and losses in the Condensed Consolidated Statements of Net Earnings.

Interest expense, as a percentage of sales, decreased from 0.8% for the quarter ended June 29, 2013 to 0.4% for the quarter ended June 28, 2014. This decrease was due to lower interest expense related to the Company's Revolver and decreased long-term debt interest attributable to scheduled debt payments.

Income Taxes:

The effective tax rate was 136.3% and 31.3% for the three month periods ended June 28, 2014 and June 29, 2013, respectively. With the low pre-tax earnings in the current quarter, permanent items have a larger impact on the effective tax rate.  Of the 105.0 percentage point increase in the effective tax rate for this period, the major contributors to this increase are the following items, 1) the re-establishment of the valuation allowance related to New York State Investment Tax Credit of $384,000 charge (130.2 percentage points), due to a change in the law, which is a discrete item and therefore is required to be booked in the current quarter and 2) research and experimentation credit, work opportunity credit and fuel tax credit have not been signed into law so there is no provision for these credits in the current quarter.  These two items were partially offset by $92,000 credit (31.2 percentage points) related to interest received on tax refunds recorded during in the current quarter.

Earnings per Share:

Basic (loss) earnings per share were $(0.01) and $0.12 for the three months ended June 28, 2014 and June 29, 2013, respectively.  Diluted (loss) earnings per share were $(0.01) and $0.12 for the three months ended June 28, 2014 and June 29, 2013, respectively.  For details of the calculation of these amounts, refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	June 28,	June 29,	March 31,	March 31,
(In thousands except ratios)	2014	2013	2014	2013

Working capital:
Balance	$430,475	$413,147	$452,771	$446,899
Change during quarter	(22,296)	(33,752)
Long-term debt, less current portion	220,604	192,518	216,239	230,016
Total stockholders' equity per equivalent
common share (see Note)	35.10	32.95	35.25	32.83
Stockholders' equity per common share	35.58	33.74	36.12	33.62
Current ratio	4.12	3.39	4.45	3.80

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 28, 2014
Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 8 of the Notes to Consolidated Financial Statements of the Company's 2014 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $33,456,000 in the first three months of fiscal 2015, compared to $34,533,000 in the first three months of fiscal 2014.  The $1,077,000 decrease in cash provided is primarily attributable to a $6,128,000 decrease in cash provided by accounts receivable and decreased net earnings of $1,454,000 as previously discussed, partially offset by a $1,814,000 increase in cash provided by accounts payable, accrued expenses and other liabilities, a $12,567,000 increase in cash provided by other current assets, $1,471,000 decrease in cash used for income taxes and a $16,040,000 decrease in inventory in the first three months of fiscal 2015 as compared to $5,118,000 decrease in inventory in the first three months of fiscal 2014.

As compared to June 29, 2013, inventory decreased $17,404,000 to $467,290,000 at June 28, 2014.  The components of the inventory decrease reflect a $35,172,000 decrease in finished goods, a $2,853,000 increase in work in process and a $14,915,000 increase in raw materials and supplies.  The finished goods decrease reflects higher inventory quantities attributable to increased sales volume as compared to the prior year the lower fiscal year 2015 pack versus fiscal year 2014 pack.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $153,035,000 as of the end of the first quarter of 2015 as compared to $138, 812,000 as of the end of the first quarter of 2014.

Cash used in investing activities was $26,103,000 in the first three months of fiscal 2015 compared to cash used in investing activities of $3,493,000 in the first three months of fiscal 2014.   In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. for $16,308,000.  Additions to property, plant and equipment were $9,947,000 in the first three months of fiscal 2015 as compared to $4,288,000 in first three months of fiscal 2014.

Cash used in financing activities was $10,088,000 in the first three months of fiscal 2015, which included borrowings of $51,186,000 and the repayment of $46,735,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2015.  During the three months ended June 28, 2014, the Company repurchased $7,157,000 of its Class A Common Stock as treasury stock.  In addition, the Company paid down Notes Payable of $7,375,000 during the three months ended June 28, 2014 related to some interim notes which became operating leases.

Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March with a maturity date of July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of June 28, 2014, the interest rate was approximately 1.46% on a balance of $180,050,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 28, 2014
The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At June 28, 2014, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 8 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues are typically higher in the second and third fiscal quarters. This is due in part because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to GMOL at the end of each pack cycle, which typically occurs during these quarters.  GMOL buys the product from the Company at cost plus a specified fee for each equivalent case.  See the Critical Accounting Policies section below for further details.  The Company's non-Green Giant sales also exhibit seasonality with the third fiscal quarter generating the highest retail sales due to holidays that occur during that quarter.

Forward-Looking Information

The information contained in this report contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company or its officers (including statements preceded by, followed by or that include the words "believes," "expects," "anticipates" or similar expressions) with respect to various matters, including (i) the Company's anticipated needs for, and the availability of, cash, (ii) the Company's liquidity and financing plans, (iii) the Company's ability to successfully integrate acquisitions into its operations, (iv) trends affecting the Company's financial condition or results of operations, including anticipated sales price levels and anticipated expense levels, in particular higher production, fuel and transportation costs, (v) the Company's plans for expansion of its business (including through acquisitions) and cost savings, and (vi) the impact of competition.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Investors are cautioned not to place undue reliance on such statements, which speak only as of the date the statements were made.  Among the factors that could cause actual results to differ materially are:

•	general economic and business conditions;
•	cost and availability of commodities and other raw materials such as vegetables, steel and packaging materials;
•	transportation costs;
•	climate and weather affecting growing conditions and crop yields;
•	the availability of financing;
•	leverage and the Company's ability to service and reduce its debt;
•	foreign currency exchange and interest rate fluctuations;
•	effectiveness of the Company's marketing and trade promotion programs;
•	changing consumer preferences;
•	competition;
•	product liability claims;
•	the loss of significant customers or a substantial reduction in orders from these customers;
•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental and health and safety regulations; and
•	other risks detailed from time to time in the reports filed by the Company with the SEC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 28, 2014
Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of the filing of this report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

In the three months ended June 28, 2014, the Company sold $4,196,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $5,408,000 for the three months ended June 29, 2013.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company's exposure to market risk since March 31, 2014.

ITEM 4 Controls and Procedures

The Company maintains a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis. The Company's Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 28, 2014, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.                            Legal Proceedings

Refer to footnote 11 to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q.

Item 1A.                            Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Form 10-K for the period ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2014, Board of Directors approved an expanded share repurchase program that authorized the Company to buy up to a total of 1,000,000 common shares (less the 153,879 shares repurchased under the Company's prior share repurchase authorization), whether Class A or Class B shares, in open market or privately negotiated transactions at the discretion of management.

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
4/01/14 –	16,288 (1)	-	$31.02	$-	-
4/30/14
5/01/14 –	-	-	$-	$-	-
5/31/14
6/01/14 –	207,907	-	$31.99	$-	207,907
6/30/14
Total	224,195	-	$31.92	$-	207,907	638,214

(1)  These shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Mine Safety Disclosures

None.

Item 5.                                Other Information

None.

PART II ‑ OTHER INFORMATION

Item 6.                                Exhibits

10.1	Sixth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of June 17, 2014 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (filed herewith).

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) condensed consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders' equity and (vi) the notes to the consolidated financial statements.**

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

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
August 6, 2014
Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
August 6, 2014
Timothy J. Benjamin
Chief Financial Officer