Form 10-Q
period 2014-09-27
Seneca Foods Corp
filed 2014-10-23
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 27, 2014	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	160733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐  Accelerated filer  ☑Non-accelerated filer  ☐Smaller reporting company  ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 17, 2014
Common Stock Class A, $.25 Par	8,717,440
Common Stock Class B, $.25 Par	2,015,673

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 27,	September 28,	March 31,
	2014	2013	2014
ASSETS

Current Assets:
Cash and Cash Equivalents	$14,037	$17,139	$13,839
Accounts Receivable, Net	80,981	96,089	76,964
Inventories
Finished Goods	591,841	655,058	304,955
Work in Process	18,358	8,450	12,353
Raw Materials and Supplies	121,328	95,146	133,942
Total Inventories	731,527	758,654	451,250
Deferred Income Taxes, Net	8,314	10,946	8,412
Refundable Income Taxes	1,439	-	-
Other Current Assets	21,614	36,398	33,594
Total Current Assets	857,912	919,226	584,059
Property, Plant and Equipment, Net	189,397	184,882	183,917
Deferred Income Tax Asset, Net	-	5,205	-
Other Assets	17,380	1,010	877
Total Assets	$1,064,689	$1,110,323	$768,853
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$4,880	$4,392	$12,255
Accounts Payable	243,624	298,517	71,219
Accrued Vacation	11,206	11,057	10,997
Accrued Payroll	10,917	13,481	7,516
Other Accrued Expenses	35,086	37,861	26,111
Income Taxes Payable	-	468	913
Current Portion of Long-Term Debt	2,449	2,101	2,277
Total Current Liabilities	308,162	367,877	131,288
Long-Term Debt, Less Current Portion	342,154	322,959	216,239
Deferred Income Taxes, Net	1,126	-	339
Other Long-Term Liabilities	29,406	44,889	27,355
Total Liabilities	680,848	735,725	375,221
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	2,119	5,410	5,332
Common Stock, $.25 Par Value Per Share	3,010	2,955	2,958
Additional Paid-in Capital	96,528	93,135	93,260
Treasury Stock, at Cost	(39,095)	(31,764)	(29,894)
Accumulated Other Comprehensive Loss	(11,252)	(22,548)	(11,252)
Retained Earnings	332,531	327,410	333,228
Total Stockholders' Equity	383,841	374,598	393,632
Total Liabilities and Stockholders' Equity	$1,064,689	$1,110,323	$768,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Net Sales	$312,161	$336,628	$552,204	$568,755

Costs and Expenses:
Cost of Product Sold	295,357	314,249	518,404	526,696
Selling and Administrative	16,203	15,856	31,922	31,775
Plant Restructuring	-	347	-	501
Other Operating (Income) Loss	(85)	(607)	194	(788)
Total Costs and Expenses	311,475	329,845	550,520	558,184
Operating Income	686	6,783	1,684	10,571
Loss (Earnings) From Equity Investment	80	-	(286)	-
Interest Expense, Net	1,417	1,548	2,486	3,375
(Loss) Earnings Before Income Taxes	(811)	5,235	(516)	7,196

Income Taxes (Benefit) Expense	(233)	(1,368)	169	(754)
Net (Loss) Earnings	$(578)	$6,603	$(685)	$7,950

(Loss) Earnings Applicable to Common Stock	$(576)	$6,387	$(684)	$7,685

Basic (Loss) Earnings per Common Share	$(0.05)	$0.59	$(0.06)	$0.71

Diluted (Loss) Earnings per Common Share	$(0.05)	$0.59	$(0.06)	$0.71

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Comprehensive (loss) income:
Net (loss) earnings	$(578)	$6,603	$(685)	$7,950
Change in pension and post retirement benefits (net of tax)	-	-	-	-
Total	$(578)	$6,603	$(685)	$7,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Six Months Ended
	September 27, 2014	September 28, 2013
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(685)	$7,950
Adjustments to Reconcile Net (Loss) Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	11,142	11,679
Gain on the Sale of Assets	(56)	(869)
Impairment Provision	-	501
Deferred Income Tax Expense (Benefit)	885	(4,654)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,017)	(13,156)
Inventories	(280,277)	(279,084)
Other Current Assets	11,980	(11,099)
Income Taxes	(2,352)	(3,632)
Accounts Payable, Accrued Expenses
and Other Liabilities	186,713	244,010
Net Cash Used in Operations	(76,667)	(48,354)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(16,665)	(8,412)
Proceeds from the Sale of Assets	270	970
Purchase Equity Method Investment	(16,308)	-
Net Cash Used in Investing Activities	(32,703)	(7,442)
Cash Flow from Financing Activities:
Long-Term Borrowing	199,232	261,823
Payments on Long-Term Debt	(73,145)	(206,949)
(Payment) Borrowings on Notes Payable	(7,375)	4,392
Other	69	137
Purchase of Treasury Stock	(9,201)	(560)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	109,568	58,831

Net Increase in Cash and Cash Equivalents	198	3,035
Cash and Cash Equivalents, Beginning of the Period	13,839	14,104
Cash and Cash Equivalents, End of the Period	$14,037	$17,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2014	$5,332	$2,958	$93,260	$(29,894)	$(11,252)	$333,228
Net loss	-	-	-	-	-	(685)
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	50	-	-	-
Stock issued for profit sharing plan	-	1	56	-	-	-
Preferred stock conversion	(3,213)	51	3,162	-	-	-
Purchase treasury stock	-	-	-	(9,201)	-	-
Balance September 27, 2014	$2,119	$3,010	$96,528	$(39,095)	$(11,252)	$332,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 27, 2014

1.	Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of September 27, 2014 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2014 balance sheet was derived from the audited consolidated financial statements.
The results of operations for the three and six month periods ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year.

During six months ended September 27, 2014, the Company sold $36,766,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $52,199,000 for the six months ended September 28, 2013.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL. The Company believes it has met the criteria required for bill and hold treatment.

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

Subsequent Event—After the September 27, 2014 quarter end closing, the Company announced the closing of a plant in the Midwest. This plant closing will have no material impact on the financial position or results of operations of the Company.

Reclassifications—Certain previously reported amounts have been reclassified to conform to the current period classification.

2.	In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. ("Truitt") for $16,308,000. The purchase agreement grants the Company the right to acquire the remaining 50% ownership of Truitt in the future under certain conditions. Truitt is known for its industry innovation related to packing shelf stable foods in trays, pouches and bowls. Truitt has two state-of-the-art plants located in Oregon and Kentucky. This investment is included in Other Assets in the Condensed Consolidated Balance Sheets. This is a level 3 investment and is accounted for using the equity method of accounting.

3.	First-In, First-Out ("FIFO") based inventory costs exceeded LIFO based inventory costs by $158,955,000 as of the end of the second quarter of fiscal 2015 as compared to $147,449,000 as of the end of the second quarter of fiscal 2014. The change in the LIFO Reserve for the three months ended September 27, 2014 was a increase of $5,919,000 as compared to an increase of $8,637,000 for the three months ended September 28, 2013. The LIFO Reserve increased by $5,570,000 in the first six months of fiscal 2015 compared to an increase of $14,435,000 in the first six months of fiscal 2014. This reflects the projected impact of an overall lower cost increase expected in fiscal 2015 versus fiscal 2014.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 27, 2014

4.	Maximum borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March. The Revolver balance as of September 27, 2014 was $302,220,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 20, 2016. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.

The increase in average amount of Revolver borrowings during the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was attributable to the Truitt investment of $16,308,000 made in the first quarter of fiscal 2015 and reduced operating results.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the second quarter and year-to-date periods of fiscal 2015 and fiscal 2014:

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$302,220	$282,000	$302,220	$282,000
Weighted average interest rate	1.45%	1.68%	1.45%	1.68%
Reported during the period:
Maximum amount of borrowings	$302,220	$292,578	$302,220	$292,578
Average outstanding borrowings	239,585	227,234	205,880	192,360
Weighted average interest rate	1.42%	1.70%	1.49%	1.71%

5.	During the six month period ended September 27, 2014, there were 207,365 shares, or $3,213,000, of Participating Preferred Stock (at Stated Value), converted to Class A Common Stock. During the six-month period ended September 27, 2014 the Company repurchased 292,395 shares or $9,201,000 of its Class A Common Stock as Treasury Stock. As of September 27, 2014, there are 1,307,439 shares or $39,095,000 of repurchased stock. These shares are not considered outstanding. During the three-month period ended June 28, 2014, there were 1,720 shares, or $56,000 of Class B Common Stock issued in lieu of cash compensation under the Company's Profit Sharing Bonus Plan.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 27, 2014

6.	The net periodic benefit cost for the Company's pension plan consisted of:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	(In thousands)
Service Cost	$1,868	$1,863	$3,736	$3,726
Interest Cost	2,032	1,890	4,064	3,780
Expected Return on Plan Assets	(2,740)	(2,373)	(5,480)	(4,745)
Amortization of Actuarial Loss	31	584	61	1,167
Net Periodic Benefit Cost	$1,191	$1,964	$2,381	$3,928

No contributions were required or made in the three and six month periods ended September 27, 2014 and September 28, 2013.

7.	During the six months ended September 27, 2014, the Company sold unused fixed assets which resulted in a gain of $56,000 as compared to a gain of $869,000 during the six months ended September 28, 2013. In addition, during the six months ended September 27, 2014, there was a $250,000 charge related to an environmental remediation. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

8.	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2017 (beginning of fiscal 2018). Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended September 27, 2014.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 27, 2014

9.	Earnings (loss) per share for the Quarters Ended September 27, 2014 and September 28, 2013 are as follows:

	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Basic

Net (loss) earnings	$(578)	$6,603	$(685)	$7,950
Deduct preferred stock dividends paid	6	6	12	12

Undistributed (loss) earnings	(584)	6,597	(697)	7,938
(Loss) earnings attributable to participating preferred	(8)	210	(13)	253

(Loss) earnings attributable to common shareholders	$(576)	$6,387	$(684)	$7,685

Weighted average common shares outstanding	10,774	10,748	10,787	10,750

Basic (loss) earnings per common share	$(0.05)	$0.59	$(0.06)	$0.71

Diluted

(Loss) earnings attributable to common shareholders	$(576)	$6,387	$(684)	$7,685
Add dividends on convertible preferred stock	5	5	10	10

(Loss) Earnings attributable to common stock on a diluted basis	$(571)	$6,392	$(674)	$7,695

Weighted average common shares outstanding-basic	10,774	10,748	10,787	10,750
Additional shares issuable related to the
equity compensation plan	4	4	4	4
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	10,845	10,819	10,858	10,821

Diluted (loss) earnings per common share	$(0.05)	$0.59	$(0.06)	$0.71

10.	As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $344,603,000 and an estimated fair value of $345,651,000 as of September 27, 2014. As of March 31, 2014, the carrying amount was $218,516,000 and the estimated fair value was $219,981,000.The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 27, 2014

11.	In June 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF"). This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers. Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF. That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company. However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties. The Company, along with the other named companies, vigorously defended the claim. A responsive answer was filed, the discovery process was completed and a trial on liability was held beginning in April of 2013 in accordance with court schedules. The trial was completed on May 16, 2013 and, on July 15, 2013 the judge issued a tentative and proposed statement of decision agreeing with the Company, and the other defendants, that the "safe harbor" defense had been met under the regulations relating to Proposition 65 and the Company will not be required to place a Proposition 65 warning label on the products at issue in the case. The trial decision was finalized and the decision was appealed by ELF with a filing dated October 3, 2013. The appeal is progressing in accordance with the schedule set by the California Court of Appeal, First Appellate District, Division One. The Company is unable to determine the scope or the likelihood of success of the appeal. The Company, along with other defendants are planning on vigorously defending the appeal filed by ELF. With the successful defense of the case, the remedies portion of the case was not litigated. So far, our portion of legal fees in defense of this action have been sizable, as would be expected with litigation resulting in trial, and the appeal, but have not had a material adverse impact on the Company's financial position, results of operations, or cash flows. Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

12.	The effective tax rate was (32.8)% and (10.5)% for the six month periods ended September 27, 2014 and September 28, 2013, respectively. Due to the year to date pre-tax loss, the 22.3 percentage point decrease in the effective tax rate represents an increase in tax expense as a percentage of book income when compared to the same quarter last year. The major contributor to this increase is the re-establishment of the valuation allowance related to the New York State Investment Tax Credit which created a $384,000 charge (74.4 percentage points). The valuation allowance was re-established due to a change in the law. This is a discrete item and therefore was required to be booked in the quarter ended June 28, 2014. This difference was partially offset by the impact of 1) the expiration of the research and experimentation credit, work opportunity tax credit, fuel tax credit, California enterprise zone credit, and the California hiring credit (36.8 percentage points) and 2) an $81,000 credit (15.7 percentage points) related to interest received on tax refunds recorded during the quarters ended June 28, 2014 and September 27, 2014.

13.	During the second and fourth quarters of fiscal 2014, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates. As of September 27, 2014, some of these interim notes had not been converted into operating leases since the equipment was not placed in service. These notes, which total $4,880,000 and $4,392,000 as of September 27, 2014 and September 28, 2013, respectively, are included in Notes Payable in the accompanying Condensed Consolidated Balance Sheets. These notes are expected to be converted into operating leases within the next twelve months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 27, 2014

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

The Company's raw product is harvested mainly between June through November. The Company experienced unfavorable growing conditions related to our pea and green bean harvest this summer reflecting a combination of high temperatures and uneven moisture.  These difficult growing conditions unfavorably impacted pea and green bean crop yields and plant recovery rates which resulted in unfavorable manufacturing variances.

Subsequent Event—After the September 27, 2014 quarter end closing, the Company announced the closing of a plant in the Midwest. This plant closing will have no material impact on the financial position or results of operations of the Company.

Investment—In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. ("Truitt") for $16,308,000.  The purchase agreement grants the Company the right to acquire the remaining 50% ownership of Truitt in the future under certain conditions.  Truitt is known for its industry innovation related to packing shelf stable foods in trays, pouches and bowls. Truitt has two state-of-the-art plants located in Oregon and Kentucky.

Results of Operations:

Sales:

Second fiscal quarter 2015 results include net sales of $312,161,000, which represents a 7.3% decrease, or $24,467,000, from the second quarter of fiscal 2014.  The decrease in sales is attributable to a sales volume decrease of $36,038,000, partially offset by higher selling prices/sales mix of $11,571,000. The decrease in sales is primarily from a $15,561,000 decrease in GMOL sales, a $9,048,000 decrease in Canned Fruit sales, and a $1,693,000 decrease in Frozen sales, partially offset by a $827,000 increase in Canned Vegetable sales and a $174,000 increase in Snack sales.  The GMOL sales decrease primarily reflects the acceleration of sales under the Green Giant Alliance in the prior year resulting from earlier maturities of certain commodities while the comparable Green Giant Alliance sales occurred in the third quarter of the current fiscal year.

Six months ended September 27, 2014 include net sales of $552,204,000, which represents a 2.9% decrease, or $16,551,000, from the first six months of fiscal 2014.  The decrease in sales is attributable to a sales volume decrease of $38,177,000, partially offset by higher selling prices/sales mix of $21,626,000. The decrease in sales is primarily from a $19,684,000 decrease in GMOL sales, a $10,823,000 decrease in Canned Fruit sales, and a $2,003,000 decrease in Frozen sales, partially offset by a $12,383,000 increase in Canned Vegetable sales and a $549,000 increase in Snack sales.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 27, 2014

The following table presents sales by product category (in millions):
	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Canned Vegetables	$176.6	$175.7	$330.7	$318.3
GMOL*	49.6	65.2	54.7	74.4
Frozen	23.0	24.7	47.3	49.3
Fruit Products	53.5	62.5	100.6	111.4
Snack	3.5	3.3	6.3	5.8
Other	6.0	5.2	12.6	9.6
	$312.2	$336.6	$552.2	$568.8

*GMOL includes frozen vegetable sales exclusively for GMOL.

Operating Income:

 The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Gross Margin	5.4%	6.6%	6.1%	7.4%

Selling	2.7%	2.6%	3.0%	3.0%
Administrative	2.5%	2.1%	2.8%	2.6%
Plant Restructuring	-%	0.1%	-%	0.1%
Other Operating Income	-%	(0.2)%	-%	(0.1)%

Operating Income	0.2%	2.0%	0.3%	1.8%

Interest Expense, Net	0.5%	0.5%	0.5%	0.6%

For the three month period ended September 27, 2014, the gross margin decreased from the prior year quarter from 6.6% to 5.4% due primarily to lower net selling prices (after considering promotions) compared to prior year partially offset by a lower LIFO charge in the current year as compared to the prior year. The LIFO charge for the second quarter ended September 27, 2014 was $5,919,000 as compared to a charge of $8,637,000 for the second quarter ended September 28, 2013 and reflects the impact on the quarter of lower cost increases expected in fiscal 2015, compared to fiscal 2014.  On an after-tax basis, LIFO net earnings decreased by $3,847,000 for the quarter ended September 27, 2014 and decreased LIFO net earnings by $5,614,000 for the quarter ended September 28, 2013, based on the statutory federal income tax rate.

For the six month period ended September 27, 2014, the gross margin decreased from the prior year period from 7.4% to 6.1% due primarily to lower net selling prices (after considering promotions) compared to the prior year partially offset by a lower LIFO charge in the current year as compared the prior year.  The LIFO charge for the six months ended September 27, 2014 was $5,570,000 as compared to a charge of $14,435,000 for the six months ended September 28, 2013 and reflects the impact on the six months of lower cost increases expected in fiscal 2015, compared to fiscal 2014.  On an after-tax basis, LIFO decreased net earnings by $3,621,000 for the six months ended September 27, 2014 and decreased net earnings by $9,383,000 for the six months ended September 28, 2013, based on the statutory federal income tax rate.

For the three month period ended September 27, 2014, selling costs as a percentage of sales increased from 2.6% to 2.7% for the same period in the prior year.  For the six month period ended September 28, 2013, selling costs as a percentage of sales were unchanged at 3.0%. The three month increase is primarily a result of the Green Giant Alliance sales decrease, which don't incur selling costs.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 27, 2014

For the three month period ended September 27, 2014, administrative expense as a percentage of sales increased from 2.1% to 2.5% due primarily to higher software costs in the current year than the prior year and sales decreasing at a higher rate than these expenses in the current period.  For the six month period ended September 27, 2014, administrative expense as a percentage of sales increased from 2.6% to 2.8% due primarily to sales decreasing at a higher rate than these expenses in the current period.

During the six months ended September 27, 2014, the Company sold some unused fixed assets which resulted in a gain of $56,000.  During the six months ended September 28, 2013, the Company sold some unused fixed assets which resulted in a gain of $869,000. In addition, during the six month period ended September 27, 2014, there was a $250,000 charge related to an environmental remediation.  These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the second quarter ended September 27, 2014, as a percentage of sales, remained the same at 0.5% compared to second quarter ended September 28, 2013.  For the six month period ended September 27, 2014, interest expense as a percentage of sales decreased from 0.6% to 0.5% compared to six months ended September 28, 2013 .The decrease for the six months was due to decreased long-term debt interest attributable to scheduled debt payments.

Income Taxes:

The effective tax rate was (32.8)% and (10.5)% for the six month periods ended September 27, 2014 and September 28, 2013, respectively.  Due to the year to date pre-tax loss, the 22.3 percentage point decrease in the effective tax rate represents an increase in tax expense as a percentage of book income when compared to the same quarter last year.  The major contributor to this increase is the re-establishment of the valuation allowance related to the New York State Investment Tax Credit which created a $384,000 charge (74.4 percentage points).  The valuation allowance was re-established due to a change in the law. This is a discrete item and therefore was required to be booked in the quarter ended June 28, 2014.  This difference was partially offset by the impact of 1) the expiration of the research and experimentation credit, work opportunity tax credit, fuel tax credit, California enterprise zone credit, and the California hiring credit (36.8 percentage points) and 2) an $81,000 credit (15.7 percentage points) related to interest received on tax refunds recorded during the quarters ended June 28, 2014 and September 27, 2014.

Earnings per Share:

Basic (loss) earnings per share were $(0.05) and $0.59 for the three months ended September 27, 2014 and September 28, 2013, respectively.  Diluted (loss) earnings per share were $(0.05) and $0.59 for the three months ended September 27, 2014 and September 28, 2013, respectively. Basic (loss) earnings per share were $(0.06) and $0.71 for the six months ended September 27, 2014 and September 28, 2013, respectively.  Diluted (loss) earnings per share were $(0.06) and $0.71 for the six months ended September 27, 2014 and September 28, 2013, respectively. For details of the calculation of these amounts, refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 27, 2014
	September 27,	September 28,	March 31,	March 31,
	2014	2013	2014	2013

Working capital:
Balance	$549,750	$551,349	$452,771	$446,899
Change during quarter	119,275	138,202
Long-term debt, less current portion	342,154	322,959	216,239	230,016
Total stockholders' equity per equivalent
common share (see Note)	35.08	33.55	35.25	32.83
Stockholders' equity per common share	35.56	34.36	36.12	33.62
Current ratio	2.78	2.50	4.45	3.80

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 8 of the Notes to Consolidated Financial Statements of the Company's 2014 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $76,667,000 in the first six months of fiscal 2015, compared to $48,354,000 in the first six months of fiscal 2014. The $28,313,000 increase in cash used is primarily attributable to a $57,297,000 increase in cash used for accounts payable, accrued expenses and other liabilities and decreased net earnings of $8,635,000 as previously discussed, partially offset by a $23,079,000 decrease in cash used by other current assets, a $280,277,000 increase in inventory in the first six months of fiscal 2015 as compared to $279,084,000 increase in inventory in the first six months of fiscal 2014, a $9,139,000 decrease in cash used by accounts receivable and a $6,819,000 decrease in cash used by income taxes.

As compared to September 28, 2013, inventory decreased $27,127,000 to $731,527,000 at September 27, 2014.  The components of the inventory decrease reflect a $63,217,000 decrease in finished goods, a $9,908,000 increase in work in process and a $26,182,000 increase in raw materials and supplies. The finished goods decrease reflects lower inventory quantities due to the magnitude and timing of the fiscal year 2015 pack versus fiscal year 2014 pack and decreased sales volume as compared to the prior year.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $158,955,000 as of the end of the second quarter of 2015 as compared to $147,449,000 as of the end of the second quarter of 2014.

Cash used in investing activities was $32,703,000 in the first six months of fiscal 2015 compared to cash used in investing activities of $7,442,000 in the first six months of fiscal 2014. Additions to property, plant and equipment were $16,665,000 in the first six months of fiscal 2015 as compared to $8,412,000 in first six months of fiscal 2014.  In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. for $16,308,000.

Cash provided by financing activities was $109,568,000 in the first six months of fiscal 2015, which included borrowings of $199,232,000 and the repayment of $73,145,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was no new long-term debt during the first six months of fiscal 2015.  During the six months ended September 27, 2014, the Company repurchased $9,201,000 of its Class A Common Stock as treasury stock. In addition, the Company paid down Notes Payable of $7,375,000 during the six month period ended September 27, 2014 related to some interim notes which became operating leases.

Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March with a maturity date of July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of September 27, 2014, the interest rate was approximately 1.45% on a balance of $302,220,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 27, 2014
The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At September 27, 2014, the Company was in compliance with all such financial covenants.

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

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date the statements were made.  Among the factors that could cause actual results to differ materially are:

	general economic and business conditions;
	cost and availability of commodities and other raw materials such as vegetables, steel and packaging materials;
	transportation costs;
	climate and weather affecting growing conditions and crop yields;
	the availability of financing;
	leverage and the Company's ability to service and reduce its debt;
	foreign currency exchange and interest rate fluctuations;
	effectiveness of the Company's marketing and trade promotion programs;
	changing consumer preferences;
	competition;
	product liability claims;
	the loss of significant customers or a substantial reduction in orders from these customers;
	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental and health and safety regulations; and
	other risks detailed from time to time in the reports filed by the Company with the SEC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 27, 2014

Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of the filing of this report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

During the six months ended September 27, 2014, the Company sold $36,766,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $52,199,000 for the six months ended September 28, 2013.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 27, 2014, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

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

	Total Number of			Average Price Paid		Total Number	Maximum Number
	Shares Purchased			per Share		of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A		Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common		Common	Common	Common	Programs	Programs
7/01/2014 –
7/31/2014	-		-	$-	$-	-
8/01/2014 –
8/31/2014	20,800	(1)	-	$29.83	$-	6,000
9/01/2014 –			-		$-
9/30/2014	47,400			$30.05		47,400
Total	68,200		-	$29.98	$-	53,400	584,814

(1)  Of these shares, 14,800 were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Mine Safety Disclosures

None.

Item 5.                                Other Information

None.

Item 6.                                Exhibits

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the quarter and six months ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) condensed consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders' equity and (vi) the notes to the consolidated financial statements.**

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
October 23, 2014
                                                       Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
October 23, 2014
Timothy J. Benjamin
                                                                                                                                                                                             Chief Financial Officer