Form 10-Q
period 2014-12-27
Seneca Foods Corp
filed 2015-02-02
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 27, 2014	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16‑0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 23, 2015
Common Stock Class A, $.25 Par	8,717,440
Common Stock Class B, $.25 Par	2,015,673

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-December 27, 2014, December 28, 2013 and	1
	March 31, 2014

	Condensed Consolidated Statements of Net Earnings-Three and Nine Months Ended
	December 27, 2014 and December 28, 2013	2

	Condensed Consolidated Statements of Comprehensive Income-Three and Nine Months Ended
	December 27, 2014 and December 28, 2013	2

	Condensed Consolidated Statements of Cash Flows-Nine Months Ended
	December 27, 2014 and December 28, 2013	3

	Condensed Consolidated Statements of Stockholders' Equity-Nine Months Ended
	December 27, 2014	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	19

Item 5	Other Information	19

Item 6	Exhibits	19

SIGNATURES		21

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 27,	December 28,	March 31,
	2014	2013	2014
ASSETS

Current Assets:
Cash and Cash Equivalents	$23,006	$17,891	$13,839
Accounts Receivable, Net	71,652	73,034	76,964
Inventories
Finished Goods	405,598	444,627	304,955
Work in Process	26,304	14,053	12,353
Raw Materials and Supplies	115,247	92,043	133,942
Total Inventories	547,149	550,723	451,250
Deferred Income Taxes, Net	9,549	7,507	8,412
Refundable Income Taxes	-	704	-
Other Current Assets	21,824	27,037	33,594
Total Current Assets	673,180	676,896	584,059
Property, Plant and Equipment, Net	186,358	182,206	183,917
Deferred Income Tax Asset, Net	4,262	6,525	-
Other Assets	17,289	929	877
Total Assets	$881,089	$866,556	$768,853
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$5,989	$4,392	$12,255
Accounts Payable	102,640	118,022	71,219
Accrued Vacation	10,993	10,920	10,997
Accrued Payroll	4,868	5,884	7,516
Other Accrued Expenses	31,574	32,881	26,111
Income Taxes Payable	4,881	-	913
Current Portion of Long-Term Debt	2,484	2,136	2,277
Total Current Liabilities	163,429	174,235	131,288
Long-Term Debt, Less Current Portion	294,303	266,416	216,239
Deferred Income Taxes, Net	-	-	339
Other Long-Term Liabilities	31,672	44,561	27,355
Total Liabilities	489,404	485,212	375,221
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	2,119	5,410	5,332
Common Stock, $.25 Par Value Per Share	3,010	2,955	2,958
Additional Paid-in Capital	96,553	93,160	93,260
Treasury Stock, at Cost	(39,095)	(31,878)	(29,894)
Accumulated Other Comprehensive Loss	(11,252)	(22,548)	(11,252)
Retained Earnings	340,350	334,245	333,228
Total Stockholders' Equity	391,685	381,344	393,632
Total Liabilities and Stockholders' Equity	$881,089	$866,556	$768,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013

Net Sales	$456,207	$477,694	$1,008,411	$1,046,449

Costs and Expenses:
Cost of Product Sold	430,123	446,516	948,527	973,212
Selling and Administrative	18,759	20,271	50,681	52,046
Restructuring	889	-	889	501
Other Operating (Income) Loss	(5,033)	365	(4,839)	(423)
Total Costs and Expenses	444,738	467,152	995,258	1,025,336
Operating Income	11,469	10,542	13,153	21,113
Loss (Earnings) From Equity Investment	55	-	(231)	-
Interest Expense, Net	1,431	1,424	3,917	4,799
Earnings Before Income Taxes	9,983	9,118	9,467	16,314

Income Taxes	2,164	2,272	2,333	1,518
Net Earnings	$7,819	$6,846	$7,134	$14,796

Earnings Attributable to Common Stock	$7,711	$6,622	$6,995	$14,307

Basic Earnings per Common Share	$0.72	$0.62	$0.65	$1.33

Diluted Earnings per Common Share	$0.71	$0.61	$0.65	$1.32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013

Comprehensive income:
Net earnings	$7,819	$6,846	$7,134	$14,796
Change in pension and post retirement benefits (net of tax)	-	-	-	-
Total	$7,819	$6,846	$7,134	$14,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Nine Months Ended
	December 27, 2014	December 28, 2013
Cash Flows from Operating Activities:
Net Earnings	$7,134	$14,796
Adjustments to Reconcile Net Earnings to
Net Cash (Used in) Provided by Operations:
Depreciation & Amortization	16,495	17,543
Gain on the Sale of Assets	(89)	(348)
Impairment Provision	889	501
Deferred Income Tax Benefit	(5,738)	(2,535)
Changes in Operating Assets and Liabilities:
Accounts Receivable	5,312	9,899
Inventories	(95,899)	(71,153)
Other Current Assets	11,770	(1,738)
Income Taxes	3,968	(4,804)
Accounts Payable, Accrued Expenses
and Other Liabilities	37,653	50,409
Net Cash (Used in) Provided by Operations	(18,505)	12,570
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(19,232)	(12,058)
Proceeds from the Sale of Assets	326	996
Purchase Equity Method Investment	(16,308)	-
Net Cash Used in Investing Activities	(35,214)	(11,062)
Cash Flow from Financing Activities:
Long-Term Borrowing	326,381	362,048
Payments on Long-Term Debt	(248,110)	(363,682)
(Payment) Borrowings on Notes Payable	(6,266)	4,392
Other	94	207
Purchase of Treasury Stock	(9,201)	(674)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	62,886	2,279

Net Increase in Cash and Cash Equivalents	9,167	3,787
Cash and Cash Equivalents, Beginning of the Period	13,839	14,104
Cash and Cash Equivalents, End of the Period	$23,006	$17,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2014	$5,332	$2,958	$93,260	$(29,894)	$(11,252)	$333,228
Net earnings	-	-	-	-	-	7,134
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	75	-	-	-
Stock issued for profit sharing plan	-	1	56	-	-	-
Preferred stock conversion	(3,213)	51	3,162	-	-	-
Purchase treasury stock	-	-	-	(9,201)	-	-
Balance December 27, 2014	$2,119	$3,010	$96,553	$(39,095)	$(11,252)	$340,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 27, 2014

1. Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of December 27, 2014 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2014 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and nine month periods ended December 27, 2014 are not necessarily indicative of the results to be expected for the full year.

In the nine months ended December 27, 2014, the Company sold $138,034,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $150,345,000  for the nine months ended December 28, 2013.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

3.            First-In, First-Out ("FIFO") based inventory costs exceeded LIFO based inventory costs by $164,269,000 as of the end of the third quarter of fiscal 2015 as compared to $155,126,000 as of the end of the third quarter of fiscal 2014.  The change in the LIFO Reserve for the three months ended December 27, 2014 was an increase of $5,315,000 as compared to an increase of $7,676,000 for the three months ended December 28, 2013.  The change in the LIFO Reserve for the nine months ended December 27, 2014 was an increase of $10,885,000 as compared to an increase of $22,111,000 for the nine months ended December 28, 2013.  This reflects the projected impact of an overall lower cost increase expected in fiscal 2015 versus fiscal 2014.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 27, 2014

4.            Maximum borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March.  The Revolver balance as of December 27, 2014 was $255,000,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 20, 2016.  The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.

The increase in average amount of Revolver borrowings during the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was attributable to the Truitt investment of $16,308,000 made in the first quarter of fiscal 2015 and reduced operating results.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date periods of fiscal 2015 and fiscal 2014:

	Third Quarter		Year-to-Date
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$255,000	$226,000	$255,000	$226,000
Weighted average interest rate	1.91%	1.42%	1.91%	1.42%
Reported during the period:
Maximum amount of borrowings	$323,646	$318,601	$323,646	$318,601
Average outstanding borrowings	239,585	259,683	228,730	214,884
Weighted average interest rate	1.57%	1.53%	1.52%	1.64%

5.            During the nine month period ended December 27, 2014, there were 207,365 shares, or $3,213,000, of Participating Preferred Stock (at Stated Value), converted to Class A Common Stock.  During the nine month period ended December 27, 2014, the Company repurchased 292,395 shares of its Class A Common Stock as Treasury Stock at an aggregate purchase price of $9,201,000.  As of December 27, 2014, there are 1,307,439 shares of Treasury Stock purchased for $39,095,000 in the aggregate.  These shares are not considered outstanding.  During the three-month period ended June 28, 2014, there were 1,720 shares, or $56,000 of Class B Common Stock issued in lieu of cash compensation under the Company's Profit Sharing Bonus Plan.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 27, 2014
6. The net periodic benefit cost for the Company's pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
	(In thousands)

Service Cost	$2,030	$1,863	$6,089	$5,588
Interest Cost	2,059	1,890	6,177	5,670
Expected Return on Plan Assets	(2,739)	(2,373)	(8,217)	(7,118)
Amortization of Actuarial Loss	87	584	263	1,752
Net Periodic Benefit Cost	$1,437	$1,964	$4,312	$5,892

A contribution of $350,000 was made to the Pension Plan during the three month period ended December 27, 2014 and a contribution of $2,000,000 was made during the three month period ended December 28, 2013.

7. The following table summarizes the restructuring charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2014	$10	$-	$-	$10
Third Quarter Charge	533	316	40	889
Cash payments/write offs	(8)	-	-	(8)
Balance December 27, 2014	$535	$316	$40	$891

Balance March 31, 2013	$20	$1,174	$307	$1,501
First Quarter Charge	-	-	154	154
Second Quarter Charge	-	341	6	347
Cash payments/write offs	(8)	-	(400)	(408)
Balance December 28, 2013	$12	$1,515	$67	$1,594

During the third quarter of fiscal 2015, the Company recorded a restructuring charge of $889,000 related to the closing of a plant in the Midwest of which $533,000 was related to severance cost, $316,000 was related to equipment costs (contra fixed assets), and $40,000 was related to estimated equipment relocation costs.

8.              During the quarter ended December 27, 2014, the Company recorded a gain of $5,000,000 related to a contractual payment received in connection with the closing of a Midwest plant (see Note 7 above).  During the nine months ended December 27, 2014, the Company recorded a charge of $250,000 for environmental costs related to a Company-owned plant in New York State.  During the nine months ended December 27, 2014 and December 28, 2013, the Company sold some unused fixed assets which resulted in a gain of $89,000 and $423,000, respectively.  These gains and the charge are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 27, 2014
9.            In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2017 (beginning of fiscal 2018). Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.  There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended December 27, 2014.

10. Earnings per share for the Quarters Ended December 27, 2014 and December 28, 2013 are as follows:
	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Basic

Net earnings	$7,819	$6,846	$7,134	$14,796
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings	7,813	6,840	7,117	14,779
Earnings attributable to participating preferred	102	218	122	472

Earnings attributable to common shareholders	$7,711	$6,622	$6,995	$14,307

Weighted average common shares outstanding	10,733	10,743	10,769	10,748

Basic earnings per common share	$0.72	$0.62	$0.65	$1.33

Diluted

Earnings attributable to common shareholders	$7,711	$6,622	$6,995	$14,307
Add dividends on convertible preferred stock	5	5	15	15

Earnings attributable to common stock on a diluted basis	$7,716	$6,627	$7,010	$14,322

Weighted average common shares outstanding-basic	10,733	10,743	10,769	10,748
Additional shares issuable related to the
equity compensation plan	4	5	4	5
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	10,804	10,815	10,840	10,820

Diluted earnings per common share	$0.71	$0.61	$0.65	$1.32

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 27, 2014
11.            As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $296,787,000 and an estimated fair value of $297,556,000 as of December 27, 2014.  As of March 31, 2014, the carrying amount was $218,516,000 and the estimated fair value was $219,981,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12.            In June 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF").  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company.  However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties.  The Company, along with the other named companies, vigorously defended the claim.  A responsive answer was filed, the discovery process was completed and a trial on liability was held beginning in April of 2013 in accordance with court schedules.  The trial was completed on May 16, 2013 and, on July 15, 2013 the judge issued a tentative and proposed statement of decision agreeing with the Company, and the other defendants, that the "safe harbor" defense had been met under the regulations relating to Proposition 65 and the Company will not be required to place a Proposition 65 warning label on the products at issue in the case.  The trial decision was finalized and the decision was appealed by ELF with a filing dated October 3, 2013.  The appeal is progressing in accordance with the schedule set by the California Court of Appeal, First Appellate District, Division One and the appeal hearing is schedule for oral argument on February 3, 2015.  The Company is unable to determine the scope or the likelihood of success of the appeal. The Company, along with other defendants are planning on vigorously defending the appeal filed by ELF.  With the successful defense of the case, the remedies portion of the case was not litigated.  So far, our portion of legal fees in defense of this action have been sizable, as would be expected with litigation resulting in trial, and the appeal, but have not had a material adverse impact on the Company's financial position, results of operations, or cash flows. Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 27, 2014

13.          The effective tax rate was 24.6% and 9.3% for the nine month periods ended December 27, 2014 and December 28, 2013, respectively.  The 15.3 percentage point increase in the effective tax rate represents an increase in tax expense as a percentage of book income when compared to the same period last year.  The major contributors to this increase are first, the re-establishment of the valuation allowance related to the New York State Investment Tax Credit (5.9 percentage points).  The valuation allowance was re-established due to a change in the law. This is a discrete item and therefore was required to be booked in the quarter ended June 28, 2014.  Secondly, the expiration of the California enterprise zone credit and the California hiring credit (4.9 percentage points).

14.          During the second and fourth quarters of fiscal 2014, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.  As of December 27, 2014, some of these interim notes had not been converted into operating leases since the equipment was not placed in service.  These notes, which total $5,989,000 and $4,392,000 as of December 27, 2014 and December 28, 2013, respectively, are included in Notes Payable in the accompanying Condensed Consolidated Balance Sheets.  These notes are expected to be converted into operating leases within the next twelve months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 27, 2014
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

Results of Operations:

Sales:

Third fiscal quarter 2015 results include net sales of $456,207,000, which represents a 4.5% decrease, or $21,487,000, from the third quarter of fiscal 2014.  The decrease in sales is attributable to a sales volume decrease of $32,317,000 partially offset by higher selling prices/sales mix of $10,830,000.  The decrease in sales is primarily from a $12,377,000 decrease in Canned Fruit sales, an $8,326,000 decrease in Canned Vegetable sales, and a $4,965,000 decrease in Frozen sales, partially offset by $3,417,000 increase in GMOL sales and a $751,000 increase in Other sales. The Canned Fruit sales decrease is primarily as a result of the second short pack in a row.

Nine months ended December 27, 2014 include net sales of $1,008,411,000, which represents a 3.6% decrease, or $38,038,000, from the first nine months of fiscal 2014.  The decrease in sales is attributable to a sales volume decrease of $70,494,000 partially offset by higher selling prices/sales mix of $32,456,000. The decrease in sales is primarily from a $23,200,000 decrease in Canned Fruit sales, a $16,267,000 decrease in GMOL sales and a $6,968,000 decrease in Frozen sales partially offset by $4,057,000 increase in Canned Vegetable sales and a $3,778,000 increase in Other sales.

The following table presents sales by product category (in millions):

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 27, 2014
	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Canned Vegetables	$245.1	$253.5	$575.8	$571.8
Green Giant Alliance	105.5	102.0	160.1	176.4
Frozen	23.4	28.4	70.7	77.6
Fruit Products	71.9	84.3	172.5	195.7
Snack	2.7	2.7	9.0	8.5
Other	7.6	6.8	20.3	16.4
	$456.2	$477.7	$1,008.4	$1,046.4

Operating Income: The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Gross Margin	5.7%	6.5%	5.9%	7.0%

Selling	2.3%	2.4%	2.7%	2.7%
Administrative	1.8%	1.8%	2.3%	2.2%
Restructuring	0.2%	-%	0.1%	-%
Other Operating Income	-1.1%	0.1%	-0.5%	-%

Operating Income	2.5%	2.2%	1.3%	2.1%

Interest Expense, Net	0.3%	0.3%	0.4%	0.5%

For the three month period ended December 27, 2014, the gross margin decreased from the prior year quarter from 6.5% to 5.7% due primarily to lower net selling prices in the current year as compared to the prior year.  The LIFO charge for the third quarter ended December 27, 2014 was $5,315,000 as compared to $7,676,000 for the third quarter ended December 28, 2013 and reflects the impact on the current quarter of the current reduced inflationary cost increases expected in fiscal 2015, compared to fiscal 2014.  On an after-tax basis, LIFO reduced net earnings by $3,455,000 for the quarter ended December 27, 2014 and $4,989,000 for the quarter ended December 28, 2013, based on the statutory federal income tax rate.

For the nine month period ended December 27, 2014, the gross margin decreased from the prior year period from 7.0% to 5.9% due primarily to lower net selling prices (after considering promotions) compared to the prior year, partially offset by a lower LIFO charge in the current year as compared to prior year.  The LIFO charge for the nine months ended December 27, 2014 was $10,885,000 as compared to a charge of $22,111,000 for the nine months ended December 28, 2013 and reflects the impact on the nine months of decreased inflationary cost increases expected in fiscal 2015, compared to fiscal 2014.  On an after-tax basis, LIFO decreased net earnings by $7,075,000 for the nine months ended December 27, 2014 and decreased net earnings by $14,372,000 for the nine months ended December 28, 2013, based on the statutory federal income tax rate.

For the three month period ended December 27, 2014, selling costs as a percentage of sales decreased slightly from 2.4% to 2.3% from the same period in the prior year.  For the nine month period ended December 27, 2014, selling costs as a percentage of sales remained unchanged at 2.7% from the same period in the prior year.

For the three month period ended December 27, 2014, administrative expense as a percentage of sales was unchanged at 1.8% compared to the same period in the prior year.  For the nine month period ended December 27, 2014, administrative expense as a percentage of sales increased from 2.2% for the third quarter ended December 28, 2013 to 2.3%.  Administrative expense increased for the nine month period ended December 27, 2014 as a percentage of sales due primarily to lower net sales in the current year as compared to the same period in the prior year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 27, 2014

During the third quarter of fiscal 2015, the Company recorded a restructuring charge of $889,000 related to the closing of a plant in the Midwest of which $533,000 was related to severance cost, $316,000 was related to equipment costs (contra fixed assets), and $40,000 was related to estimated equipment relocation costs.  This charge is included in restructuring in the Unaudited Condensed Consolidated Statements of Net Earnings.

During the quarter ended December 27, 2014, the Company recorded a gain of $5,000,000 related to a contractual payment received in connection with the closing of a Midwest plant (see Note 8 above).  During the nine months ended December 27, 2014, the Company recorded a charge of $250,000 for environmental costs related to a Company-owned plant in New York State.  During the nine months ended December 27, 2014, the Company sold some unused fixed assets which resulted in a gain of $89,000.  During the nine months ended December 28, 2013, the Company sold some unused fixed assets which resulted in a gain of $423,000.  These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the three months ended December 27, 2014, as a percentage of sales, remained unchanged at 0.3% from the three months ended December 28, 2013.  Interest expense for the nine months ended December 27, 2014, as a percentage of sales, decreased from 0.5% to 0.4% from the third quarter ended December 28, 2013. This decrease was due to lower interest expense related to the Company's Revolver and decreased long-term debt interest attributable to scheduled debt payments.

Income Taxes:
The effective tax rate was 24.6% and 9.3% for the nine month periods ended December 27, 2014 and December 28, 2013, respectively.  The 15.3 percentage point increase in the effective tax rate represents an increase in tax expense as a percentage of book income when compared to the same period last year.  The major contributors to this increase are first the re-establishment of the valuation allowance related to the New York State Investment Tax Credit (5.9 percentage points).  The valuation allowance was re-established due to a change in the law. This is a discrete item and therefore was required to be booked in the quarter ended June 28, 2014.  Secondly, the expiration of the California enterprise zone credit and the California hiring credit (4.9 percentage points).

Earnings per Share:
Basic earnings per share was $0.72 and $0.62 for the three months ended December 27, 2014 and December 28, 2013, respectively.  Diluted earnings per share was $0.71 and $0.61 for the three months ended December 27, 2014 and December 28, 2013, respectively.  Basic earnings per share was $0.65 and $1.33 for the nine months ended December 27, 2014 and December 28, 2013, respectively.  Diluted earnings per share was $0.65 and $1.32 for the nine months ended December 27, 2014 and December 28, 2013, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 27, 2014
	December 27,	December 28,	March 31,	March 31,
	2014	2013	2014	2013

Working capital:
Balance	$509,751	$502,661	$452,771	$446,899
Change during quarter	(39,999)	(48,688)
Long-term debt, less current portion	294,303	266,416	216,239	230,016
Total stockholders' equity per equivalent
common share (see Note)	35.80	34.16	35.25	32.83
Stockholders' equity per common share	36.30	35.00	36.12	33.62
Current ratio	4.12	3.88	4.45	3.80

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 8 of the Notes to Consolidated Financial Statements of the Company's 2014 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $18,505,000 in the first nine months of fiscal 2015, compared to net cash provided by operating activities of $12,570,000 in the first nine months of fiscal 2014.  The $31,075,000 decrease in cash provided is primarily attributable to a $24,746,000 higher increase in inventory in the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014, a $12,821,000 decrease in the cash provided by Accounts Payable, Accrued Expenses and Other Liabilities, a $4,587,000 decrease in cash provided by accounts receivable, decreased net earnings of $7,662,000 as previously discussed, partially offset by a $13,508,000 decrease in cash used by other current assets, and a $5,569,000 decrease in cash used by income taxes.

As compared to December 28, 2013, inventory decreased $3,574,000 to $547,149,000 at December 27, 2014.  The components of the inventory decrease reflect a $39,029,000 decrease in finished goods, a $12,251,000 increase in work in process and a $23,204,000 increase in raw materials and supplies.  The finished goods decrease reflects lower inventory quantities and decreased sales volume as compared to the prior year.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $164,269,000 as of the end of the third quarter of 2015 as compared to $155,126,000 as of the end of the third quarter of 2014.

Cash used in investing activities was $35,214,000 in the first nine months of fiscal 2015 compared to cash used in investing activities of $11,062,000 in the first nine months of fiscal 2014.  Additions to property, plant and equipment were $19,232,000 in the first nine months of fiscal 2015 as compared to $12,058,000 in the first nine months of fiscal 2014.  In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. for $16,308,000.

Cash provided by financing activities was $62,886,000 in the first nine months of fiscal 2015, which included borrowings of $326,381,000 and the repayment of $248,110,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal 2015.  During the nine months ended December 27, 2014, the Company repurchased $9,201,000 of its Class A Common Stock as treasury stock.  In addition, the Company paid down Notes Payable of $6,266,000 during the nine month period ended December 27, 2014 related to some interim notes which became operating leases.

Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March with a maturity date of July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of December 27, 2014, the interest rate was approximately 1.91% on a balance of $255,000,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 27, 2014
The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At December 27, 2014, the Company was in compliance with all such financial covenants.

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
December 27, 2014
Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of the filing of this report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

During the nine months ended December 27, 2014, the Company sold $138,034,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $150,345,000 for the nine months ended December 28, 2013.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the revenue recognition criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 27, 2014, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
10/01/2014 –
10/31/2014	-	-	$-	$-	-
11/01/2014 –
11/30/2014	-	-	$-	$-	-
12/01/2014 –		-		-
12/31/2014	-		$-	$	-
Total	-	-	$-	$-	-	584,814

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101             The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the three and nine months ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) condensed consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders' equity and (vi) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
(Company)

/s/Kraig H. Kayser
January 28, 2015 Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin January 28, 2015 Timothy J. Benjamin Chief Financial Officer