Form 10-K
period 2015-03-31
Seneca Foods Corp
filed 2015-06-09
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2015	Commission File Number 0‑01989

SENECA FOODS CORPORATION
 (Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of
incorporation or organization)

3736 South Main Street, Marion, New York
  (Address of principal executive offices)

Registrant's telephone number, including area code
16‑0733425 (I.R.S. Employer Identification No.) 14505 (Zip Code) (315) 926-8100

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
Yes    X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Large accelerated filer          Accelerated filer    X       Non-accelerated filer              Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes          No     X

The aggregate market value of the Registrant's voting and non-voting common equity held by non‑affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on October 1, 2014 was approximately $236,271,000.

As of June 5, 2015, there were 7,926,280 shares of Class A common stock and 1,967,958 shares of Class B common stock outstanding.

Documents Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2015 (the "2015 Annual Report") applicable to Part I, Item 1, Part II, Items 5‑9A and Part IV, Item 15 of Form 10‑K.
(2)	Portion of the Proxy Statement to be issued in connection with the Registrant's annual meeting of stockholders (the "Proxy Statement") applicable to Part III, Items 10-14 of Form 10-K.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT FISCAL YEAR 2015
SENECA FOODS CORPORATION

PART I.		Pages
Item 1.	Business	1-4
Item 1A.	Risk Factors	4-9
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9-10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

PART II.
Item 5.	Market for Registrant's Common Stock, Related Security Holder Matters	11
	and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and	11
	Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	11
Item 8.	Financial Statements and Supplementary Data	11-12
Item 9.	Changes in and Disagreements with Accountants on Accounting and	12
	Financial Disclosure
Item 9A.	Controls and Procedures	12-14
Item 9B.	Other Information	14

PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and	15
	Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence	15
Item 14.	Principal Accountant Fees and Services	15

PART IV.
Item 15.	Exhibits and Financial Statements Schedules	16-19

SIGNATURES		20

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

PART I
Item 1

Business

History and Development of Seneca Foods Corporation

SENECA FOODS CORPORATION (the "Company") is North America's leading provider of packaged fruits and vegetables with facilities located throughout the United States.  The Company's product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby's®, Green Valley®, Aunt Nellie's®, READ®, and Seneca Farms®.  The Company packs Green Giant, Le Sueur and other brands of canned vegetables as well as select Green Giant frozen vegetables for General Mills Operations, LLC ("GMOL") under our long-term Alliance Agreement that was amended and restated during the second quarter of fiscal year 2010.

As of March 31, 2015, the Company's facilities consisted of 22 packaging plants strategically located throughout the United States, three can manufacturing plants, two seed packaging operations, a farming operation and a logistical support network.  The Company also maintains warehouses which are generally located adjacent to its packaging plants.  The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 66 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby's brand in 1983, the purchase of General Mills' Green Giant packaging assets and entry into the Alliance Agreement with GMOL in 1995 and the acquisition of Chiquita Processed Foods in 2003.  The Company believes that these acquisitions have enhanced the Company's leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales.  In August 2006, the Company acquired Signature Fruit Company, LLC, a leading producer of canned fruits located in Modesto, California.  This acquisition allowed the Company to broaden its product offerings to become a leading producer and distributor of canned fruit and to achieve cost advantages through the realization of distribution and other synergies with the Company's canned vegetable business.  In 2013, the Company completed its acquisition of 100% of the membership interest in Independent Foods, LLC.  The business is based in Sunnyside, Washington, is a packer of canned pears, apples and cherries in the United States.  The rationale for the acquisition was twofold: (1) the business is a complementary fit with the Company's existing business and (2) it provides an extension of the Company's product offerings.  In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc.

Available Information

The Company's Internet address is www.senecafoods.com.  The Company's annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the Company's web site, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on the Company's web site are available free of charge.  Information on our website is not part of the Annual Report on Form 10-K.

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

Financial Information about Industry Segments

The Company manages its business on the basis of two reportable segments – the primary segment is the packaging and sale of fruits and vegetables and the secondary segment is the packaging and sale of chip products.  These two segments constitute the food operation.  The food operation constitutes 98% of total sales, of which approximately 69% is canned vegetable packaging, 19% is canned fruit packaging, 11% is frozen fruit and vegetable packaging and 1% is fruit chip packaging.  The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 2% of the Company's total sales.

Narrative Description of Business

Principal Products and Markets

Food Packaging

The principal products include canned fruits and vegetables, frozen vegetables and other food products.  The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  Additionally, products are sold to food service distributors, industrial markets, other food packagers, export customers in 90 countries and federal, state and local governments for school and other feeding programs.  Food packaging operations are primarily supported by plant locations in New York, California, Wisconsin, Washington, Idaho, Illinois, and Minnesota.  See Note 14 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company's segments.

The following table summarizes net sales by major product category for the years ended March 31, 2015, 2014, and 2013:

Classes of similar products/services:	2015	2014	2013
	(In thousands)
Net Sales:
GMOL *	$161,993	$177,881	$165,684
Canned vegetables	754,556	753,318	746,892
Frozen *	94,648	107,109	84,935
Fruit	234,918	264,549	245,596
Snack	11,667	11,496	11,357
Other	28,568	25,855	21,833
Total	$1,286,350	$1,340,208	$1,276,297

* GMOL includes frozen vegetable sales exclusively for GMOL.

Source and Availability of Raw Materials

The Company's food packaging plants are located in major vegetable producing states and in two fruit producing states.  Fruits and vegetables are primarily obtained through supply contracts with independent growers.

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

The Company is required to pay an annual royalty and Corlib Brands now known as Libby's Brand Holding, Ltd., which may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period).  With the purchase of Signature Fruit Company, LLC, which also uses the Libby's® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby's® revenue dollars for fruits, vegetables, and dry beans.  A total of $379,000 was paid as a royalty fee for the year ended March 31, 2015.

The Company also sells canned fruits and vegetables, frozen vegetables and other food products under several other brands for which the Company has obtained registered trademarks, including, Aunt Nellie's®, Green Valley®, Stokely®, Read®, Seneca Farms®, and Seneca® and other regional brands.

Seasonal Business

While individual fruits and vegetables have seasonal cycles of peak production and sales, the different cycles are somewhat offsetting.  Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants.  The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company's sales and earnings.  When the seasonal harvesting periods of the Company's major fruits and vegetables are newly completed, inventories for these packaged fruits and vegetables are at their highest levels.  For peas, the peak inventory time is mid-summer and for corn, the Company's highest volume vegetable, the peak inventory is in mid-autumn.  For peaches, the Company's highest volume fruit, the peak inventory time is early-autumn.  For pears, the peak inventory is late-summer.

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended March 31, 2015:
Net sales	$240,043	$312,161	$456,207	$277,939
Gross margin	16,996	16,804	26,084	23,273
Net (loss) earnings	(107)	(578)	7,819	2,765
Inventories (at quarter end)	467,290	731,527	547,149	472,412
Revolver outstanding (at quarter end)	180,050	302,220	255,000	233,000

Year ended March 31, 2014:
Net sales	$232,127	$336,628	$477,694	$293,759
Gross margin	19,680	22,379	31,178	17,726
Net earnings (loss)	1,347	6,603	6,846	(1,017)
Inventories (at quarter end)	484,694	758,654	550,723	451,250
Revolver outstanding (at quarter end)	151,026	282,000	226,000	175,000

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

During the past year, approximately 12% of the Company's packaged foods sales were packed for retail customers under the Company's branded labels of Seneca®, Libby's®, Green Valley®, Aunt Nellie's®, Read®, and Seneca Farms®.  About 24% of packaged foods sales were packed for institutional food distributors and 51% were retail packed under the private label of our customers.  The remaining 13% was sold under the Alliance Agreement with GMOL (see note 12 of Item 8, Financial Statements and Supplementary Data).  Termination of the Alliance Agreement would substantially reduce the Company's sales and profitability unless the Company was to enter into a new substantial supply relationship with GMOL or another major vegetable marketer.  The non-Alliance customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Alliance Agreement.

The Company's principal branded products are its Libby's canned fruit and vegetable products, which rate among the top three national brands according to a leading market research firm.

The information under the heading "Results of Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2015 Annual Report is incorporated by reference.

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

Environmental Litigation and Contingencies

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages, including proceedings involving product liability claims, worker's compensation and other employee claims, tort and other general liability claims, for which it carries insurance as well as patent infringement and related litigation.  The Company is in a highly regulated industry and is also periodically involved in government actions for regulatory violations and other matters surrounding the manufacturing of its products, including, but not limited to, environmental, employee, and product safety issues. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

Employment

At our fiscal year end 2015, the Company had approximately 3,400 employees of which 3,000 full time and 300 seasonal employees work in food packaging and 100 full time employees work in other activities.  The number of employees increases by approximately 7,000 due to an increase in seasonal employees during our peak pack season.

The Company has six collective bargaining agreements with three unions covering approximately 875 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company's non-union employees.  There is one agreement that will expire in calendar 2016. There is one agreement that will expire in 2018, two agreements that will expire in calendar 2019 and two agreements that will expire in calendar 2020.

Domestic and Export Sales

The following table sets forth domestic and export sales:

	Fiscal Year
	2015	2014	2013
	(In thousands, except percentages)
Net Sales:
United States	$1,170,522	$1,217,238	$1,150,831
Export	115,828	122,970	125,466
Total Net Sales	$1,286,350	$1,340,208	$1,276,297

As a Percentage of Net Sales:
United States	91.0%	90.8%	90.2%
Export	9.0%	9.2%	9.8%
Total	100.0%	100.0%	100.0%

Item 1A

Risk Factors

The following factors as well as factors described elsewhere in this Form 10-K or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company's consolidated financial position, results of operations or cash flows.  Other factors not presently known to us or that we presently believe are not material could also affect our business operations or financial results.  The Company refers to itself as "we", "our" or "us" in this section.

Fruit and Vegetable Industry Risks

Excess capacity in the fruit and vegetable industry has a downward impact on selling price.

Our financial performance and growth are related to conditions in the United States' fruit and vegetable packaging industry which is a mature industry with a modest growth rate during the last 10 years.  Our net sales are a function of product availability and market pricing.  In the fruit and vegetable packaging industry, product availability and market prices tend to have an inverse relationship:  market prices tend to decrease as more product is available and to increase if less product is available.  Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year.  Moreover, fruit and vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products, such as peaches, is being impacted by the global economic slowdown.  These factors may have a significant effect on supply and competition and create downward pressure on prices.  In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors.  Generally, market prices in the fruit and vegetable packaging industry adjust more quickly to variations in product availability than an individual packager can adjust its cost structure; thus, in an oversupply situation, a packager's margins likely will weaken.  We typically have experienced lower margins during times of industry oversupply.

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

We set our planting schedules without knowing the effect of the weather on the crops or on the entire industry's production. Weather conditions during the course of each fruit and vegetable crop's growing season will affect the volume and growing time of that crop.  As most of our vegetables are produced in more than one part of the U.S., this somewhat reduces the risk that our entire crop will be subject to disastrous weather.  The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and corn, and it is also a substantial source of our competitors' vegetable production.  California is the primary growing region for the fruits we pack, namely peaches, pears, apricots and grapes.  The adverse effects of weather-related reduced production may be partially mitigated by higher selling prices for the fruits and vegetables which are produced.

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

Green Giant products packed by us in fiscal years 2015 and 2014 constituted approximately 13% and 13%, respectively, of our total sales.  Our sales of Green Giant product and financial performance under the Alliance Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and GMOL's success in marketing the products produced by us.  The ability of GMOL to successfully market these products will depend upon GMOL's sales efforts as well as the factors described above under "Excess capacity in the fruit and vegetable industry has a downward impact on selling price."  We cannot give assurance as to the volume of GMOL's sales and cannot control many of the key factors affecting that volume.

Additionally, purchases by the United Sates Department of Agriculture ("USDA") in fiscal year 2015 represented approximately 4% of our total sales.  The purchase of our products by the USDA is done through the government's competitive bid process.  We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product.  The government contracting process is complex and subject to numerous regulations and requirements.  Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA.  The government procurement process could also change and result in our inability to meet the new requirements.  Additionally, the government's need for our products could decrease, which would result in reduced sales to the USDA.

If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food packaging companies under highly competitive conditions.  The vegetable products which we sell under our own brand names not only compete with vegetable products produced by vegetable packaging competitors, but also compete with products we produce and sell to other companies who market those products under their own brand names, such as the Green Giant vegetables we sell to GMOL under the Alliance Agreement and the fruits and vegetables we sell to various retail grocery chains which carry our customer's own brand names.

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

Food packagers are subject to significant liability should the consumption of their products cause injury or illness.  We work with regulators, the industry and suppliers to stay abreast of developments.  A product liability judgment against us could also result in substantial and unexpected expenditures, affect consumer confidence in our products, and divert management's attention from other responsibilities.  Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies and could have a material adverse effect on our financial condition and results of operation.   Although we maintain comprehensive general liability insurance coverage, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product recall or a partially or completely uninsured judgment against us could materially and adversely affect our business, financial condition and results of operations.

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

We only have two plants that produce fruit products and one plant that produces pumpkin products.  We have three plants that manufacture empty cans, one with substantially more capacity than the other two, which are not interchangeable since each plant cannot necessarily produce all the can sizes needed.  Although we maintain property and business interruption insurance coverage, there can be no assurance that this level of coverage is adequate in the event of a catastrophe or significant disruption at these or other Company facilities.  If such an event occurs, it could materially and adversely affect our business, financial condition and results of operations.

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

At the end of our 2015 fiscal year, we had approximately 3,400 employees of which 2,900 full time and 400 seasonal employees worked in food packaging and 100 employees worked in other activities.  During the peak summer harvest period, we hire up to approximately 7,000 seasonal employees to help package fruits and vegetables.  If there is an increase to minimum wage rates, this could have a negative impact cost of operations.  Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions.  An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to BPA.

There has been increased state legislative activity to ban Bisphenol-A ("BPA") from food contact packaging. These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing BPA containing materials. The Company, in collaboration with other can makers as well as enamel suppliers, has decided to aggressively work to find alternative materials for can linings not manufactured using BPA. However, commercially acceptable alternatives are not immediately available for some applications and there can be no assurance that these steps will be successful. About 21% of our canned product volume (excluding GMOL and purchased canned products) still includes BPA.

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

The Company's results are dependent on successful marketplace initiatives and acceptance by consumers of the Company's products.

The Company's product introductions and product improvements, along with its other marketplace initiatives, are designed to capitalize on new customer or consumer trends.  The FDA recently issued a statement on sodium which referred to an Institute of Medicine statement that too much sodium is a major contributor to high blood pressure. Some of our products contain a moderate amount of sodium per recommended serving, which is based on consumer's preferences for taste.  In order to remain successful, the Company must anticipate and react to these new trends and develop new products or packages to address them. While the Company devotes significant resources to meeting this goal, we may not be successful in developing new products or packages, or our new products or packages may not be accepted by customers or consumers.

New regulations related to "conflict minerals" may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used primarily in manufacturing our canned products.

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

Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results.  These economic conditions could negatively impact (i) consumer demand for our products, (ii) the mix of our products' sales, (iii) our ability to collect accounts receivable on a timely basis, (iv) the ability of suppliers to provide the materials required in our operations and (v) our ability to obtain financing or to otherwise access the capital markets.  The strength of the U.S. dollar versus other world currencies could result in increased competition from imported products and decreased sales to our international customers.  A prolonged recession could result in decreased revenue, margins and earnings.  Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

Our ability to manage our working capital and our Revolver is critical to our success.

As of March 31, 2015, we had approximately $284.1 million of total indebtedness, including various debt agreements and a $233.0 million outstanding balance on our $300.0 million to $400.0 million revolving credit facility ("Revolver").  Scheduled debt service for fiscal 2016 is $2.5 million.  The Company will evaluate its alternatives related to these payments.  During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our Revolver.  We renewed our Revolver during fiscal 2012 for five years so it now matures on July 20, 2016.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

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

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to  as our voting preferred stock, are entitled to one vote per share. As of March 31, 2015, holders of Class B common stock and voting preferred stock held 88.5% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2015, our current executive officers and directors beneficially owned 12.8% of our outstanding shares of Class A common stock, 47.2% of our outstanding shares of Class B common stock and 63.3% of our voting preferred stock, or 48.0% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that discourage corporate takeovers.

Certain provisions of our certificate of incorporation and bylaws and provisions of the New York Business Corporation Law may have the effect of delaying or preventing a change in control. Various provisions of our certificate of incorporation and bylaws may inhibit changes in control not approved by our directors and may have the effect of depriving shareholders of any opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted unsolicited takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

•a classified board of directors;
•a requirement that special meetings of shareholders be called only by our directors or holders of 25% of the voting power of all shares outstanding and entitled to vote at the meeting;

•our board of directors has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the board of directors may determine;

•the affirmative vote of two thirds of the shares present and entitled to vote is required to amend our bylaws or remove a director; and

•under the New York Business Corporation Law, in addition to certain restrictions which may apply to "business combinations" involving us and an "interested shareholder", a plan for our merger or consolidation must be approved by two-thirds of the votes of all outstanding shares entitled to vote thereon. See "Our existing shareholders, if acting together, may be able to exert control over matters requiring shareholder approval."

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

The Company uses the Last-In, First-Out (LIFO) method of inventory accounting.  As of March 31, 2015, we had a LIFO reserve of $164.1 million which, at the U.S. corporate tax rate, represents approximately $57.4 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs.  From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed.  Should LIFO be repealed, the $57.4 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time.  Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

The tax status of our insurance subsidiary could be challenged resulting in an acceleration of income tax payments.

In conjunction with our workers' compensation program, we operate a wholly owned insurance subsidiary, Dundee Insurance Company, Inc. We recognize this subsidiary as an insurance company for federal income tax purposes with respect to our consolidated federal income tax return. In the event the Internal Revenue Service ("IRS") were to determine that this subsidiary does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.

Item 1B

Unresolved Staff Comments

The Company does not have any unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2

Properties

The following table details the Company's manufacturing plants and warehouses:

Manufacturing Plants and Warehouses

	Square
	Footage	Acres
	('000)
Food Group
Modesto, California	2,213	114
Buhl, Idaho	616	144
Payette, Idaho	382	43
Princeville, Illinois	271	308
Arlington, Minnesota	264	536
Blue Earth, Minnesota	286	346
Bricelyn, Minnesota	57	7
Glencoe, Minnesota	646	786
LeSueur, Minnesota	23	2
Montgomery, Minnesota	559	1,010
Rochester, Minnesota	1,078	840
Geneva, New York	769	602
Leicester, New York	198	91
Marion, New York	348	181
Lebanon, Pennsylvania	138	16
Dayton, Washington	253	41
Sunnyside, Washington	570	50
Yakima, Washington	122	8
Baraboo, Wisconsin	584	11
Cambria, Wisconsin	412	406
Clyman, Wisconsin	435	724
Cumberland, Wisconsin	375	304
Gillett, Wisconsin	320	105
Janesville, Wisconsin	1,201	302
Mayville, Wisconsin	297	367
Oakfield, Wisconsin	227	2,228
Ripon, Wisconsin	589	75

Non-Food Group
Penn Yan, New York	27	4

Total	13,260	9,651

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

Certain of the Company's facilities are mortgaged to financial institutions to secure long-term debt.  See Notes 3, 4 and 5 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company's long-term debt and lease commitments.

Item 3

Legal Proceedings

See Note 14, "Legal Proceedings and Other Contingencies" to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplemental Data.

See also Item 1, Business -- Environmental Regulation, for information regarding environmental legal proceedings.

Item 4

Mine Safety Disclosures

Not Applicable.

PART II

Item 5

Market for Registrant's Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2015 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the "2007 Equity Plan") was approved by shareholders at the Company's annual meeting.  The 2007 Equity Plan has a 10-year term and authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock.  A total of 3,366 were awarded in fiscal year 2015 under the terms of the 2007 Equity Plan.  As of March 31, 2015, there were 68,593 shares available for distribution as part of future awards under the 2007 Equity Plan.  No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

Common Stock Performance Graph

Refer to the information in the 2015 Annual Report, "Shareholder Information and Quarterly Results", which is incorporated by reference.

Issuer Purchases of Equity Securities

						Maximum Number (or
						Approximate Dollar
	Total Number of Shares		Average Price Paid per		Total Number of Shares	Value) of Shares that
	Purchased (1)		Share		Purchased as Part of	May Yet Be Purchased
	Class A	Class B	Class A	Class B	Publicly Announced	Under the Plans or
Period	Common	Common	Common	Common	Plans or Programs	Programs
1/01/15 - 1/31/15	-	45,380	$-	$32.46	-
2/01/15 - 2/28/15	-	2,301	$-	$32.23	-
3/01/15 - 3/31/15	874,400	34	$26.03	$33.97	817,400
Total	874,400	47,715	$26.03	$32.45	817,400	1,267,414

(1) All purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan,
Trustees of Dundee Insurance, Inc and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee matching contributions under the Plans.

Item 6

Selected Financial Data

Refer to the information in the 2015 Annual Report, "Five Year Selected Financial Data", which is incorporated by reference.

Item 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2015 Annual Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2015 Annual Report, "Quantitative and Qualitative Disclosures about Market Risk", which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2015 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm," which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company's disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2015, our internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accountant has issued its report on the effectiveness of the Company's internal control over financial reporting.  The report appears on the next page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

We have audited Seneca Foods Corporation's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Seneca Foods Corporation as of March 31, 2015 and 2014, and the related consolidated statements of net earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2015 and our report dated June 9, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin

June 9, 2015

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

Other Information

None.

PART III
Item 10
Directors, Executive Officers and Corporate Governance
The information regarding directors is incorporated herein by reference from the section entitled "Proposal One: Election of Directors" in the Company's definitive Proxy Statement ("Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on July 31, 2015.  The Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended March 31, 2015.

The information regarding executive officers is incorporated herein by reference from the section entitled "Executive Officers" in the Proxy Statement.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Information regarding the Company's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Audit Committee" in the section entitled "Board Governance" in the Proxy Statement.

Item 11
Executive Compensation
The information included under the following captions in the Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in Fiscal Year 2015," "Outstanding Equity Awards at 2015 Fiscal Year-End," "Stock Vested in Fiscal Year 2015," "Pension Benefits," "Compensation of Directors" and "Compensation Committee Interlocks."  The information included under the heading "Compensation Committee Report" in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors" in the Proxy Statement.

Item 13
Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related parties and director independence is incorporated herein by reference from the sections entitled "Independent Directors" and "Certain Transactions and Relationships" in the Proxy Statement.

Item 14
Principal Accountant Fees and Services
The information regarding principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accountant Fees and Services" in the Proxy Statement.

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.Exhibits, Financial Statements, and Supplemental Schedule

1.Financial Statements ‑ the following consolidated financial statements of the Registrant, included in the 2015 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) – Years ended March 31, 2015, 2014 and 2013

Consolidated Balance Sheets ‑ March 31, 2015 and 2014

Consolidated Statements of Cash Flows – Years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders' Equity – Years ended March 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements – Years ended March 31, 2015, 2014 and 2013

Reports of Independent Registered Public Accounting Firm

Pages

2.Supplemental Schedule:

Report of Independent Registered Public Accounting Firm on Schedule 18
Schedule II—Valuation and Qualifying Accounts 19
Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.Exhibits:
Exhibit Number Description
3.1 The Company's Restated Certificate of Incorporation, (incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2010).
3.2 The Company's Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995)
3.3 Amendment to the Company's Bylaws (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated November 6, 2007)
10.1**Second Amended and Restated Alliance Agreement (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009)
10.2**First Amendment to the Second Amended and Restated Alliance Agreement by and among Seneca Foods Corporation and General Mills Operations, LLC dated June 11, 2010 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended July 3, 2010)

10.3     Second Amended and Restated Loan and Security Agreement dated as of July 20, 2011 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 26, 2011).

10.4     First Amendment to the Second Amended and Restated Loan and Security Agreement dated as of August 1, 2011 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2013).

10.5     Second Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 20, 2012 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2013).

10.6     Third Amendment to the Second Amended and Restated Loan and Security Agreement dated as of March 5, 2013 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2013).

10.7     Fourth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 16, 2013 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2014).

10.8     Fifth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of April 1, 2014 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2014).

10.9     Sixth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of June 17, 2014 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 28, 2014).

10.10   Seventh Amendment to the Second Amended and Restated Loan and Security Agreement dated as of November 6, 2014 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (filed herewith).

10.11   Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10 to the Company's Annual report on Form 10-K for the fiscal year ended March 31, 2002)

10.12* Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.1to the Company's Registration Statement on Form S-8 (No. 333-166846))
10.13* Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (No. 333-166846))
13        The material contained in the 2015 Annual Report to Shareholders under the following headings: "Five Year Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", Consolidated Financial Statements and Notes thereto including Independent Auditors' Report, "Quantitative and Qualitative Disclosures about Market Risk", and "Shareholder Information and Quarterly Results" (filed herewith)

21 List of Subsidiaries (filed herewith)
23 Consent of BDO USA, LLP (filed herewith)
24 Powers of Attorney (filed herewith)
31.1 Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of Timothy J. Benjamin as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101     The following materials from Seneca Foods Corporation's Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i)consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders' equity and (vi) the notes to the consolidated financial statements

*  Indicates management or compensatory agreement
**Certain provisions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect of such omitted portions

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Marion, New York

The audits referred to in our report dated June 9, 2015 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Form 10-K by reference to the Annual Report to Shareholders for the year ended March 31, 2015, also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Milwaukee, Wisconsin

June 9, 2015

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged/	Charged to		Deductions		Balance
	beginning	(credited)	other		from		at end
	of period	to income	accounts		reserve		of period

Year-ended March 31, 2015:
Allowance for doubtful accounts	$160	$45	$—		$(60)	(a)	$145
Income tax valuation allowance	$390	$1,397	$—		$—		$1,787

Year-ended March 31, 2014:
Allowance for doubtful accounts	$201	$23	$		$(64)	(a)	$160
Income tax valuation allowance	$758	$(368)	$—		$—		$390

Year-ended March 31, 2013:
Allowance for doubtful accounts	$206	$(55)	$44	(b)	$6	(a)	$201
Income tax valuation allowance	$906	$(148)	$—		$—		$758

(a) Accounts written off, net of recoveries.
(b) Acquired via the Sunnyside acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION /s/Timothy J. Benjamin Timothy J. Benjamin Senior Vice President, Chief Financial Officer and Treasurer	June 9, 2015

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott Arthur S. Wolcott	Chairman and Director	June 9, 2015

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, Director	June 9, 2015

/s/Timothy J. Benjamin Timothy J. Benjamin	Senior Vice President, Chief Financial Officer and Treasurer	June 9, 2015

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Vice President, Controller, and Secretary (Principal Accounting Officer)	June 9, 2015

*	Director	June 9, 2015
Arthur H. Baer

*	Director	June 9, 2015
Peter R. Call

*	Director	June 9, 2015
John P. Gaylord
	Director	June 9, 2015

Susan A. Henry

*	Director	June 9, 2015
Samuel T. Hubbard, Jr.

*	Director	June 9, 2015
Thomas Paulson

*	Director	June 9, 2015
Susan W. Stuart /s/Kraig H. Kayser *By Kraig H. Kayser, Attorney-in-fact