Form 10-Q
period 2015-06-27
Seneca Foods Corp
filed 2015-07-31
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 27, 2015	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16‑0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 24, 2015
Common Stock Class A, $.25 Par	7,956,046
Common Stock Class B, $.25 Par	1,967,958

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-June 27, 2015, June 28, 2014 and	1
	March 31, 2015

	Condensed Consolidated Statements of Net Earnings (Loss)-Three Months Ended
	June 27, 2015 and June 28, 2014	2

	Condensed Consolidated Statements of Comprehensive Income (Loss)-Three Months Ended
	June 27, 2015 and June 28, 2014	2

	Condensed Consolidated Statements of Cash Flows-Three Months Ended
	June 27, 2015 and June 28, 2014	3

	Condensed Consolidated Statement of Stockholders' Equity-Three Months Ended
	June 27, 2015	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	19

Item 5	Other Information	19

Item 6	Exhibits	19

SIGNATURES		21

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	June 27,	June 28,	March 31,
	2015	2014	2015
ASSETS

Current Assets:
Cash and Cash Equivalents	$7,926	$11,104	$10,608
Accounts Receivable, Net	54,311	53,431	69,837
Inventories:
Finished Goods	278,843	283,889	301,705
Work in Process	7,731	8,362	10,167
Raw Materials and Supplies	195,982	175,039	160,540
Total Inventories	482,556	467,290	472,412
Deferred Income Taxes, Net	6,952	8,410	6,997
Other Current Assets	12,571	28,170	27,439
Total Current Assets	564,316	568,405	587,293
Property, Plant and Equipment, Net	181,885	188,115	185,557
Deferred Income Taxes, Net	15,062	-	14,829
Other Assets	18,018	17,535	18,015
Total Assets	$779,281	$774,055	$805,694
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$32	$4,880	$9,903
Accounts Payable	86,269	87,639	68,105
Accrued Payroll	6,861	7,104	6,344
Accrued Vacation	11,411	11,139	11,347
Other Accrued Expenses	20,353	24,533	23,732
Income Taxes Payable	1,721	272	1,787
Current Portion of Long-Term Debt	2,570	2,363	2,530
Total Current Liabilities	129,217	137,930	123,748
Long-Term Debt, Less Current Portion	235,334	220,604	271,634
Pension Liabilities	57,302	17,018	54,960
Deferred Income Taxes, Net	-	692	-
Other Long-Term Liabilities	3,420	11,373	3,622
Total Liabilities	425,273	387,617	453,964
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	1,344	2,119	2,119
Common Stock, $.25 Par Value Per Share	3,024	3,010	3,010
Additional Paid-in Capital	97,364	96,503	96,578
Treasury Stock, at cost	(61,980)	(37,051)	(61,277)
Accumulated Other Comprehensive Loss	(31,804)	(11,252)	(31,804)
Retained Earnings	346,060	333,109	343,104
Total Stockholders' Equity	354,008	386,438	351,730
Total Liabilities and Stockholders' Equity	$779,281	$774,055	$805,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	June 27,	June 28,
	2015	2014

Net Sales	$226,258	$240,043

Costs and Expenses:
Cost of Product Sold	205,679	223,047
Selling, General and Administrative	15,056	15,719
Plant Restructuring	(81)	-
Other Operating (Income) Loss	(336)	279
Total Costs and Expenses	220,318	239,045
Operating Income	5,940	998
Earnings From Equity Investment	-	(366)
Interest Expense, Net	1,372	1,069
Earnings Before Income Taxes	4,568	295

Income Taxes Expense	1,600	402
Net Earnings (Loss)	$2,968	$(107)

Earnings (Loss) Applicable to Common Stock	$2,925	$(110)

Basic Earnings (Loss) per Common Share	$0.30	$(0.01)

Diluted Earnings (Loss) per Common Share	$0.29	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended
	June 27,	June 28,
	2015	2014

Comprehensive income (loss):
Net earnings (loss)	$2,968	$(107)
Change in pension and post retirement benefits (net of tax)	-	-
Total	$2,968	$(107)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended
	June 27, 2015	June 28, 2014
Cash Flows from Operating Activities:
Net Earnings (Loss)	$2,968	$(107)
Adjustments to Reconcile Net Earnings (Loss) to
Net Cash Provided by Operations:
Depreciation & Amortization	5,315	5,655
(Gain) Loss on the Sale of Assets	(76)	29
Impairment Provision	(81)	-
Earnings From Equity Investment	-	(366)
Deferred Income Tax Benefit	(188)	355
Changes in Operating Assets and Liabilities:
Accounts Receivable	15,526	23,533
Inventories	(10,144)	(16,040)
Other Current Assets	14,868	5,424
Income Taxes	(66)	(641)
Accounts Payable, Accrued Expenses
and Other Liabilities	17,732	18,125
Net Cash Provided by Operations	45,854	35,967
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(1,759)	(12,458)
Purchase Equity Method Investment	-	(16,308)
Proceeds from the Sale of Assets	83	152
Net Cash Used In Investing Activities	(1,676)	(28,614)
Cash Flow from Financing Activities:
Long-Term Borrowing	17,584	51,186
Payments on Long-Term Debt	(53,844)	(46,735)
Payments on Notes Payable	(9,871)	(7,375)
Other	(14)	5
Purchase of Treasury Stock	(703)	(7,157)
Dividends	(12)	(12)
Net Cash Used in Financing Activities	(46,860)	(10,088)
Net Decrease in Cash and Cash Equivalents	(2,682)	(2,735)
Cash and Cash Equivalents, Beginning of the Period	10,608	13,839
Cash and Cash Equivalents, End of the Period	$7,926	$11,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2015	$2,119	$3,010	$96,578	$(61,277)	$(31,804)	$343,104
Net earnings	-	-	-	-	-	2,968
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Stock issued for profit sharing plan	-	1	(1)	-	-	-
Preferred stock conversion	(775)	13	762	-	-	-
Purchase treasury stock	-	-	-	(703)	-	-
Balance June 27, 2015	$1,344	$3,024	$97,364	$(61,980)	$(31,804)	$346,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2015

1. Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of June 27, 2015 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2015 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the period ended June 27, 2015 are not necessarily indicative of the results to be expected for the full year.
During the three months ended June 27, 2015, the Company sold $3,483,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $4,196,000 for the three months ended June 28, 2014.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company's 2015 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2015 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

Reclassifications--Certain previously reported amounts have been reclassified to conform to the current period classification.

2.              In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. ("Truitt") for $16,308,000.  The purchase agreement grants the Company the right to acquire the remaining 50% ownership of Truitt in the future under certain conditions.  Truitt is known for its industry innovation related to packing shelf stable foods in trays, pouches and bowls.  Truitt has two state-of-the-art plants located in Oregon and Kentucky.  This investment is included in Other Assets in the Condensed Consolidated Balance Sheets and is accounted for using the equity method of accounting.

3.             First-In, First-Out ("FIFO") based inventory costs exceeded Last-In, First-Out (LIFO) based inventory costs by $162,431,000 as of the end of the first quarter of fiscal 2016 as compared to $153,035,000 as of the end of the first quarter of fiscal 2015.  The LIFO Reserve decreased by $1,637,000 in the first three months of fiscal 2016 compared to $349,000 in the first three months of fiscal 2015.  This reflects the projected impact of an overall cost decrease expected in fiscal 2016 versus fiscal 2015.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2015
4.             Maximum borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March.  The Revolver balance as of June 27, 2015 was $197,350,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 20, 2016. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.

The increase in average amount of Revolver borrowings during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was attributable to the stock buyback of $24,929,000 made during the last year ended June 2015 and total Inventories which are $15,266,000 higher than the same period last year, partially offset by increased operating results in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.
The following table documents the quantitative data for Revolver borrowings during the first quarters of fiscal 2016 and fiscal 2015:

	First Quarter
	2016	2015
	(In thousands)
Reported end of period:
Outstanding borrowings	$197,350	$180,050
Weighted average interest rate	1.95%	1.47%
Reported during the period:
Maximum amount of borrowings	$233,000	$190,000
Average outstanding borrowings	$207,475	$171,417
Weighted average interest rate	1.94%	1.59%

5.             During the three-month period ended June 27, 2015, the Company repurchased 23,600 shares or $703,000 of its Class A Common Stock as Treasury Stock.  As of June 27, 2015, there are 2,169,914 shares or $61,980,000 of repurchased stock.  These shares are not considered outstanding.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2015
6. The net periodic benefit cost for the Company's pension plan consisted of:

	Three Months Ended
	June 27,	June 28,
(In thousands)	2015	2014
Service Cost	$2,519	$1,868
Interest Cost	2,177	2,032
Expected Return on Plan Assets	(2,625)	(2,740)
Amortization of Actuarial Loss	844	31
Amortization of Transition Asset	27	-
Net Periodic Benefit Cost	$2,942	$1,191

There was a contribution of $600,000 to the pension plan in the three month period ended June 27, 2015. No contributions were required or made in the three month period ended June 28, 2014.

7. The following table summarizes the restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2015	715	264	270	1,249
First quarter credit	(81)	-	-	(81)
Cash payments/write offs	(597)	-	(97)	(694)
Balance June 27, 2015	$37	$264	$173	$474

Balance March 31, 2014	$10	$-	$-	$10
Cash payments/write offs	(3)	-	-	(3)
Balance June 28, 2014	$7	$-	$-	$7

During fiscal 2015, the Company recorded a restructuring charge of $1,376,000 related to the closing of a plant in the Midwest of which $842,000 was related to severance cost, $264,000 was related to equipment costs (contra fixed assets), and $270,000 was related to equipment relocation costs.  During the first quarter of fiscal 2016, the Company reduced the severance portion of this accrual by $81,000.

8.	During the three months ended June 27, 2015, the Company sold unused fixed assets which resulted in a gain of $76,000 as compared to a loss of $29,000 during the three months ended June 28, 2014. Also during the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $60,000. In addition, during the three months ended June 28, 2014, there was a $250,000 charge related to an environmental remediation. These net gains and losses are included in other operating income and loss in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss).

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2015
9.             In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018 (beginning of fiscal 2019). Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended June 27, 2015.

10. Earnings (loss) per share for the Quarters Ended June 27, 2015 and June 28, 2014 are as follows:

	F I R S T Q U A R T E R
	Fiscal	Fiscal
(Thousands except per share amounts)	2016	2015

Basic

Net earnings (loss)	$2,968	$(107)
Deduct preferred stock dividends paid	6	6

Undistributed earnings (loss)	2,962	(113)
Earnings (loss) attributable to participating preferred	37	(3)

Earnings (loss) attributable to common shareholders	$2,925	$(110)

Weighted average common shares outstanding	9,888	10,801

Basic earnings (loss) per common share	$0.30	$(0.01)

Diluted

Earnings (loss) attributable to common shareholders	$2,925	$(110)
Add dividends on convertible preferred stock	5	5

Earnings (loss) attributable to common stock on a diluted basis	$2,930	$(105)

Weighted average common shares outstanding-basic	9,888	10,801

Additional shares issued related to the equity compensation plan	5	5

Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	9,960	10,873

Diluted earnings (loss) per common share	$0.29	$(0.01)

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2015
11.           As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $237,904,000 and an estimated fair value of $238,850,000 as of June 27, 2015.  As of March 31, 2015, the carrying amount was $274,164,000 and the estimated fair value was $274,999,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12.           In June 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF").  This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers.  Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company.  However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties.  The Company, along with the other named companies, vigorously defended the claim.  A responsive answer was filed, the discovery process was completed and a trial on liability was held beginning in April of 2013 in accordance with court schedules.  The trial was completed on May 16, 2013 and, on July 15, 2013 the judge issued a tentative and proposed statement of decision agreeing with the Company, and the other defendants, that the "safe harbor" defense had been met under the regulations relating to Proposition 65 and the Company will not be required to place a Proposition 65 warning label on the products at issue in the case.  The trial decision was finalized and the decision was appealed by ELF with a filing dated October 3, 2013.  The California Court of Appeal, First Appellate District, Division One unanimously rejected the appeal by ELF in a decision dated March 17, 2015.  ELF filed a petition for review with the California Supreme Court on April 28, 2015, and the petition was denied on July 8, 2015 (after the end of the Company's fiscal quarter).   With the successful defense of the case, the remedies portion of the case was not litigated and the denial of review by the California Supreme Court effectively ends the action, with only a few procedural matters to clean-up as a result of the denial of review.  Our portion of legal fees in defense of this action have been sizable, as would be expected with litigation resulting in trial, and the appeal, but have not had a material adverse impact on the Company's financial position, results of operations, or cash flows. Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

13.         The effective tax rate was 35.0% and 136.3% for the three month periods ended June 27, 2015 and June 28, 2014, respectively. With the low pre-tax earnings in the prior year's first quarter, permanent items have a larger impact on the effective tax rate.  Of the 101.3 percentage point decrease in the effective tax rate for this period, the major contributors to this decrease are the following item: the re-establishment of the valuation allowance related to New York State Investment Tax Credit of $384,000 charge (130.2 percentage points) last quarter, due to a change in the law, which is a discrete item and therefore is required to be recorded in the prior year's first quarter.  This item was partially offset by $92,000 credit (31.2 percentage points) related to interest received on tax refunds also recorded in the prior year's first quarter. The research and experimentation credit, work opportunity credit and fuel tax credit have not been signed into law so there is no provision for these credits in the current or prior quarter.

10 SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2015

14.         During fiscal 2015, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.  As of June 27, 2015, one of these interim notes had not been converted into an operating lease since the equipment was not delivered.  This note for $32,000 as of June 27, 2015, is included in notes payable in the accompanying Condensed Consolidated Balance Sheets.  This note is expected to be converted into an operating lease within the next three months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 27, 2015
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

The Company's raw product is harvested mainly between June through November. The Company experienced unfavorable growing conditions related to our green bean planting and harvest this summer reflecting an excess of moisture in certain areas.  These difficult growing conditions unfavorably impacted green bean crop yields and plant recovery rates which resulted in unfavorable manufacturing variances.

Results of Operations:

Sales:

First fiscal quarter 2016 results include net sales of $226,258,000, which represents a 5.7% decrease, or $13,785,000, from the first quarter of fiscal 2015.  The decrease in sales is attributable to a sales volume decrease of $16,585,000 partially offset by higher selling prices/sales mix of $2,800,000.   The decrease in sales is primarily from a $7,662,000 decrease in Canned Vegetables, a $2,999,000 decrease in Frozen sales, and a $2,320,000 decrease in Canned Fruit sales.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 27, 2015

The following table presents sales by product category:

	Three Months Ended
	June 27,	June 28,
(In millions)	2015	2014
Canned Vegetables	$146.4	$154.1
GMOL*	4.8	5.0
Frozen	21.3	24.3
Fruit Products	44.8	47.1
Snack	3.2	2.9
Other	5.8	6.6
	$226.3	$240.0

*GMOL includes frozen vegetable sales exclusively for GMOL.

Operating Income: The following table presents components of operating income as a percentage of net sales:

	Three Months Ended
	June 27,	June 28,
	2015	2014
Gross Margin	9.1%	7.1%

Selling	3.3%	3.5%
Administrative	3.3%	3.1%
Other Operating Income	(0.1)%	0.1%

Operating Income	2.6%	0.4%

Interest Expense, Net	0.6%	0.4%

For the three month period ended June 27, 2015, gross margin increased from the prior year quarter from 7.1% to 9.1% due primarily to higher net selling prices (after considering promotions) compared to the prior year and a larger LIFO credit in the current year as compared to the prior year, partially offset by higher unit costs in the current year than the prior year.  The LIFO credit for the first quarter ended June 27, 2015 was $1,637,000 as compared to $349,000 for the first quarter ended June 28, 2014 and reflects the impact on the quarter of decreased inflationary cost increases expected in fiscal 2016, compared to fiscal 2015.  On an after-tax basis, LIFO increased the net earnings by $1,064,000 for the quarter ended June 27, 2015 and increased net earnings by $227,000 for the quarter ended June 28, 2014, based on the statutory federal income tax rate.

For the three month period ended June 27, 2015, selling costs as a percentage of sales decreased from 3.5% to 3.3% as a result of lower selling expenses due to lower sales which incur selling costs versus the prior period.

For the three month period ended June 27, 2015, administrative expense as a percentage of sales increased from 3.1% to 3.3% due primarily to higher benefit expenses during the current period than the prior period.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 27, 2015

During the three months ended June 27, 2015, the Company sold unused fixed assets which resulted in a gain of $76,000 as compared to a loss of $29,000 during the three months ended June 28, 2014.  Also during the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $60,000.  In addition, during the three months ended June 28, 2014, there was a $250,000 charge related to an environmental remediation.  These net gains and losses are included in other operating income and loss in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss).

Interest expense, as a percentage of sales, increased from 0.4% for the quarter ended June 28, 2014 to 0.6% for the quarter ended June 27, 2015. This increase was due to higher interest expense related to the Company's Revolver due to the increased borrowings to finance purchases of treasury stock and inventory during the last year and higher rates during the current quarter than the prior quarter.

Income Taxes:
The effective tax rate was 35.0% and 136.3% for the three month periods ended June 27, 2015 and June 28, 2014, respectively. With the low pre-tax earnings in the prior year's first quarter, permanent items have a larger impact on the effective tax rate.  Of the 101.3 percentage point decrease in the effective tax rate for this period, the major contributors to this decrease are the following item: the re-establishment of the valuation allowance related to New York State Investment Tax Credit of $384,000 charge (130.2 percentage points) last quarter, due to a change in the law, which is a discrete item and therefore is required to be recorded in the prior year's first quarter.  This item was partially offset by $92,000 credit (31.2 percentage points) related to interest received on tax refunds also recorded in the prior year's first quarter. The research and experimentation credit, work opportunity credit and fuel tax credit have not been signed into law so there is no provision for these credits in the current or prior quarter.

Earnings (Loss) per Share:
Basic earnings (loss) per share were $0.30 and $(0.01) for the three months ended June 27, 2015 and June 28, 2014, respectively.  Diluted earnings (loss) per share were $0.29 and $(0.01) for the three months ended June 27, 2015 and June 28, 2014, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	June 27,	June 28,	March 31,	March 31,
(In thousands except ratios)	2015	2014	2015	2014

Working capital:
Balance	$435,099	$430,475	$463,545	$452,771
Change during quarter	(28,446)	(22,296)
Long-term debt, less current portion	235,334	220,604	271,634	216,239
Total stockholders' equity per equivalent
common share (see Note)	35.11	35.10	34.81	35.25
Stockholders' equity per common share	35.54	35.58	35.33	36.12
Current ratio	4.37	4.12	4.75	4.45

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company's 2015 Annual Report on Form 10-K for conversion details.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 27, 2015

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $45,854,000 in the first three months of fiscal 2016, compared to $35,967,000 in the first three months of fiscal 2015.  The $9,887,000 increase in cash provided is primarily attributable to a $9,444,000 increase in cash provided by other current assets,  increased net earnings of $3,075,000 and a $575,000 decrease in cash used for income taxes, partially offset by a $393,000 decrease in cash provided by accounts payable, accrued expenses and other liabilities, a $8,007,000 decrease in cash provided by accounts receivable, and a $5,896,000 decrease in cash used for inventory in the first three months of fiscal 2016 as compared to the first three months of fiscal 2015.

As compared to June 28, 2014, inventory increased $15,266,000 to $482,556,000 at June 27, 2015.  The components of the inventory increase reflect a $5,046,000 decrease in finished goods, a $631,000 decrease in work in process and a $20,943,000 increase in raw materials and supplies.  The finished goods decrease reflects lower inventory quantities attributable to the lower fiscal year 2015 pack versus fiscal year 2014 pack.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $162,431,000 as of the end of the first quarter of 2016 as compared to $153,035,000 as of the end of the first quarter of 2015.

Cash used in investing activities was $1,676,000 in the first three months of fiscal 2016 compared to cash used in investing activities of $28,614,000 in the first three months of fiscal 2015.   In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. for $16,308,000.  Additions to property, plant and equipment were $1,759,000 in the first three months of fiscal 2016 as compared to $12,458,000 in first three months of fiscal 2015.

Cash used in financing activities was $46,860,000 in the first three months of fiscal 2016, which included borrowings of $17,584,000 and the repayment of $53,844,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2016.  During the three months ended June 27, 2015, the Company repurchased $703,000 of its Class A Common Stock as treasury stock.  In addition, the Company paid down Notes Payable of $9,871,000 during the three months ended June 27, 2015 related to some interim notes which became operating leases.

Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March with a maturity date of July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of June 27, 2015, the interest rate was approximately 1.95% on a balance of $197,350,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At June 27, 2015, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 27, 2015
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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 27, 2015

Critical Accounting Policies

During the three months ended June 27, 2015, the Company sold $3,483,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $4,196,000 for the three months ended June 28, 2014.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company's exposure to market risk since March 31, 2015.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 27, 2015, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 1. Legal Proceedings

Refer to footnote 12 to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q.

Item 1A .Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Form 10-K for the period ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of			Average Price Paid		Total Number	Maximum Number
	Shares Purchased			per Share		of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A		Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common		Common	Common	Common	Programs	Programs
4/01/15 –	23,600	(1)	-	$29.80	$-	-
4/30/15
5/01/15 –	-		-	$-	$-	-
5/31/15
6/01/15 –	-		-	$-	$-	-
6/30/15
Total	23,600		-	$29.80	$-	-	1,267,414

(1)  Of these shares, all 23,600 were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4 . Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101          The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the  months ended June 27, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net earnings (loss), (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders' equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
(Company)

/s/Kraig H. Kayser
July 31, 2015 Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin July 31, 2015 Timothy J. Benjamin Chief Financial Officer