Form 10-Q
period 2015-09-26
Seneca Foods Corp
filed 2015-11-02
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 26, 2015	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16‑0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 23, 2015
Common Stock Class A, $.25 Par	7,922,246
Common Stock Class B, $.25 Par	1,967,858

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 26,	September 27,	March 31,
	2015	2014	2015
ASSETS

Current Assets:
Cash and Cash Equivalents	$9,397	$14,037	$10,608
Accounts Receivable, Net	83,296	80,981	69,837
Inventories:
Finished Goods	631,467	591,841	301,705
Work in Process	7,107	18,358	10,167
Raw Materials and Supplies	123,129	121,328	160,540
Total Inventories	761,703	731,527	472,412
Deferred Income Taxes, Net	6,674	8,314	6,997
Refundable Income Taxes	-	1,439	-
Other Current Assets	13,251	21,614	27,439
Total Current Assets	874,321	857,912	587,293
Property, Plant and Equipment, Net	178,370	189,397	185,557
Deferred Income Tax Asset, Net	17,335	-	14,829
Other Assets	17,583	17,380	18,015
Total Assets	$1,087,609	$1,064,689	$805,694

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$4,880	$9,903
Accounts Payable	265,578	243,624	68,105
Accrued Vacation	11,499	11,206	11,347
Accrued Payroll	13,440	10,917	6,344
Other Accrued Expenses	25,732	35,086	23,732
Income Taxes Payable	3,886	-	1,787
Current Portion of Long-Term Debt	307,080	2,449	2,530
Total Current Liabilities	627,215	308,162	123,748
Long-Term Debt, Less Current Portion	37,322	342,154	271,634
Pension Liabilities	60,245	18,209	54,960
Deferred Income Taxes, Net	-	1,126	-
Other Long-Term Liabilities	3,222	11,197	3,622
Total Liabilities	728,004	680,848	453,964
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	1,344	2,119	2,119
Common Stock, $.25 Par Value Per Share	3,023	3,010	3,010
Additional Paid-in Capital	97,373	96,528	96,578
Treasury Stock, at Cost	(62,913)	(39,095)	(61,277)
Accumulated Other Comprehensive Loss	(31,804)	(11,252)	(31,804)
Retained Earnings	352,582	332,531	343,104
Total Stockholders' Equity	359,605	383,841	351,730
Total Liabilities and Stockholders' Equity	$1,087,609	$1,064,689	$805,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Net Sales	$313,202	$312,161	$539,460	$552,204

Costs and Expenses:
Cost of Product Sold	284,428	295,357	490,107	518,404
Selling, General and Administrative	17,394	16,203	32,450	31,922
Plant Restructuring Charge (Credit)	15	-	(66)	-
Other Operating (Income) Loss	(67)	(85)	(403)	194
Total Costs and Expenses	301,770	311,475	522,088	550,520
Operating Income	11,432	686	17,372	1,684
Loss (Earnings) From Equity Investment	86	80	86	(286)
Interest Expense, Net	1,590	1,417	2,962	2,486
Earnings (Loss) Before Income Taxes	9,756	(811)	14,324	(516)

Income Taxes Expense (Benefit)	3,234	(233)	4,834	169
Net Earnings (Loss)	$6,522	$(578)	$9,490	$(685)

Earnings (Loss) Applicable to Common Stock	$6,456	$(576)	$9,376	$(684)

Basic Earnings (Loss) per Common Share	$0.65	$(0.05)	$0.95	$(0.06)

Diluted Earnings (Loss) per Common Share	$0.65	$(0.05)	$0.94	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Comprehensive income (loss):
Net earnings (loss)	$6,522	$(578)	$9,490	$(685)
Change in pension and post retirement benefits (net of tax)	-	-	-	-
Total	$6,522	$(578)	$9,490	$(685)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Six Months Ended
	September 26, 2015	September 27, 2014
Cash Flows from Operating Activities:
Net Earnings (Loss)	$9,490	$(685)
Adjustments to Reconcile Net Earnings (Loss) to
Net Cash Used in Operations:
Depreciation & Amortization	10,487	11,142
Gain on the Sale of Assets	(143)	(56)
Impairment Provision	(66)	-
Loss (Earnings) From Equity Investment	86	(286)
Deferred Income Tax (Benefit) Expense	(2,183)	885
Changes in Operating Assets and Liabilities:
Accounts Receivable	(13,459)	(4,017)
Inventories	(289,291)	(280,277)
Other Current Assets	14,448	11,980
Income Taxes	2,099	(2,352)
Accounts Payable, Accrued Expenses
and Other Liabilities	211,664	189,787
Net Cash Used in Operations	(56,868)	(73,879)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(3,111)	(19,304)
Proceeds from the Sale of Assets	155	270
Purchase Equity Method Investment	-	(16,308)
Net Cash Used in Investing Activities	(2,956)	(35,342)
Cash Flow from Financing Activities:
Long-Term Borrowing	154,763	199,232
Payments on Long-Term Debt	(84,525)	(73,145)
Payment on Notes Payable	(9,903)	(7,375)
Other	(74)	(80)
Purchase of Treasury Stock	(1,636)	(9,201)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	58,613	109,419

Net (Decrease) Increase in Cash and Cash Equivalents	(1,211)	198
Cash and Cash Equivalents, Beginning of the Period	10,608	13,839
Cash and Cash Equivalents, End of the Period	$9,397	$14,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2015	$2,119	$3,010	$96,578	$(61,277)	$(31,804)	$343,104
Net earnings	-	-	-	-	-	9,490
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	33	-	-	-
Stock issued for profit sharing plan	-	-	-	-	-	-
Preferred stock conversion	(775)	13	762	-	-	-
Purchase treasury stock	-	-	-	(1,636)	-	-
Balance September 26, 2015	$1,344	$3,023	$97,373	$(62,913)	$(31,804)	$352,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 26, 2015

1.	Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of September 26, 2015 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2015 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and six month periods ended September 26, 2015 are not necessarily indicative of the results to be expected for the full year.

 During the six months ended September 26, 2015, the Company sold $32,765,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $37,373,000 for the six months ended September 27, 2014.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

All references to years are fiscal years ended or ending March 31 unless otherwise indicated.  Certain percentage tables may not foot due to rounding.

Reclassifications—Certain previously reported amounts have been reclassified to conform to the current period classification.

2.	In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. ("Truitt") for $16,308,000. The purchase agreement grants the Company the right to acquire the remaining 50% ownership of Truitt in the future under certain conditions. Truitt is known for its industry innovation related to packing shelf stable foods in trays, pouches and bowls. Truitt has two state-of-the-art plants located in Oregon and Kentucky. This investment is included in Other Assets in the Condensed Consolidated Balance Sheets and is accounted for using the equity method of accounting.

3.	First-In, First-Out ("FIFO") based inventory costs exceeded LIFO based inventory costs by $162,480,000 as of the end of the second quarter of fiscal 2016 as compared to $158,955,000 as of the end of the second quarter of fiscal 2015. The change in the LIFO Reserve for the three months ended September 26, 2015 was an increase of $50,000 as compared to an increase of $5,919,000 for the three months ended September 27, 2014. The LIFO Reserve decreased by $1,587,000 in the first six months of fiscal 2016 compared to an increase of $5,570,000 in the first six months of fiscal 2015. This reflects the projected impact of an overall cost decrease expected in fiscal 2016 versus fiscal 2015.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 26, 2015

4.	Maximum borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March. The Revolver balance as of September 26, 2015 was $304,468,000 and is included in Current Portion of Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 20, 2016. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.

The increase in average amount of Revolver borrowings during the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was attributable to the stock buyback of $25,941,000 made during the last year ended September 2015 and total Inventories which are $30,176,000 higher than the same period last year, partially offset by increased operating results in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the second quarter and year-to-date periods of fiscal 2016 and fiscal 2015:

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$304,468	$302,220	$304,468	$302,220
Weighted average interest rate	1.99%	1.45%	1.99%	1.45%
Reported during the period:
Maximum amount of borrowings	$304,468	$302,220	$304,468	$302,220
Average outstanding borrowings	$242,255	$239,585	$225,112	$205,880
Weighted average interest rate	1.96%	1.42%	1.95%	1.49%

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 26, 2015

5.
During the six-month period ended September 26, 2015 the Company repurchased 57,400 shares or $1,634,000 of its Class A Common Stock as Treasury Stock and 60 shares or $2,000 of its Class B Common Stock also as Treasury Stock.  As of September 26, 2015, there are 2,203,774 shares or $62,913,000 of repurchased stock.  These shares are not considered outstanding.

6.	The net periodic benefit cost for the Company's pension plan consisted of:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
	(In thousands)
Service Cost	$2,519	$1,868	$5,039	$3,736
Interest Cost	2,177	2,032	4,355	4,064
Expected Return on Plan Assets	(2,625)	(2,740)	(5,252)	(5,479)
Amortization of Actuarial Loss	844	31	1,687	61
Amortization of Transition Asset	27	-	55	-
Net Periodic Benefit Cost	$2,942	$1,191	$5,884	$2,382

There was a contribution of $600,000 to the pension plan in the six month period ended September 26, 2015.  No contributions were required or made in the six month period ended September 27, 2014.

7.	The following table summarizes the restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2015	$715	$264	$270	$1,249
First quarter credit	(81)	-	-	(81)
Second quarter charge	15	-	-	15
Cash payments/write offs	(649)	-	(240)	(889)
Balance September 26, 2015	$-	$264	$30	$294

Balance March 31, 2014	$10	$-	$-	$10
Cash payments/write offs	(5)	-	-	(5)
Balance September 27, 2014	$5	$-	$-	$5

During fiscal 2015, the Company recorded a restructuring charge of $1,376,000 related to the closing of a plant in the Midwest of which $842,000 was related to severance cost, $264,000 was related to equipment costs (contra fixed assets), and $270,000 was related to equipment relocation costs.  During the first quarter of fiscal 2016, the Company reduced the severance portion of this accrual by $81,000.  During the second quarter of fiscal 2016, the Company increased the severance portion of this accrual by $15,000.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 26, 2015

8.	During the six months ended September 26, 2015, the Company sold unused fixed assets which resulted in a gain of $143,000 as compared to a gain of $56,000 during the six months ended September 27, 2014. During the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $60,000. In addition, during the six months ended September 27, 2014, there was a $250,000 charge related to an environmental remediation. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss).

9.	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018 (beginning of fiscal 2019). Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended September 26, 2015.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 26, 2015

10.	Earnings (loss) per share for the Quarters Ended September 26, 2015 and September 27, 2014 are as follows:

	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Basic

Net earnings (loss)	$6,522	$(578)	$9,490	$(685)
Deduct preferred stock dividends paid	6	6	12	12

Undistributed earnings (loss)	6,516	(584)	9,478	(697)
Earnings (loss) attributable to participating preferred	60	(8)	102	(13)

Earnings (loss) attributable to common shareholders	$6,456	$(576)	$9,376	$(684)

Weighted average common shares outstanding	9,901	10,774	9,895	10,787

Basic earnings (loss) per common share	$0.65	$(0.05)	$0.95	$(0.06)

Diluted

Earnings (loss) attributable to common shareholders	$6,456	$(576)	$9,376	$(684)
Add dividends on convertible preferred stock	5	5	10	10

Earnings (loss) attributable to common stock on a diluted basis	$6,461	$(571)	$9,386	$(674)

Weighted average common shares outstanding-basic	9,901	10,774	9,895	10,787
Additional shares issuable related to the
equity compensation plan	2	4	2	4
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	9,970	10,845	9,964	10,858

Diluted earnings (loss) per common share	$0.65	$(0.05)	$0.94	$(0.06)

11.	As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $344,401,000 and an estimated fair value of $345,120,000 as of September 26, 2015. As of March 31, 2015, the carrying amount was $274,164,000 and the estimated fair value was $274,999,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 26, 2015

12.	In June 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF"). This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers. Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF. That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company. However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties. The Company, along with the other named companies, vigorously defended the claim. A responsive answer was filed, the discovery process was completed and a trial on liability was held beginning in April of 2013 in accordance with court schedules. The trial was completed on May 16, 2013 and, on July 15, 2013 the judge issued a tentative and proposed statement of decision agreeing with the Company, and the other defendants, that the "safe harbor" defense had been met under the regulations relating to Proposition 65 and the Company will not be required to place a Proposition 65 warning label on the products at issue in the case. The trial decision was finalized and the decision was appealed by ELF with a filing dated October 3, 2013. The California Court of Appeal, First Appellate District, Division One unanimously rejected the appeal by ELF in a decision dated March 17, 2015. ELF filed a petition for review with the California Supreme Court on April 28, 2015, and the petition was denied on July 8, 2015. With the successful defense of the case, the remedies portion of the case was not litigated and the denial of review by the California Supreme Court effectively ends the action, with only a few procedural matters to clean-up as a result of the denial of review. Our portion of legal fees in defense of this action have been sizable, as would be expected with litigation resulting in trial, and the appeal, but have not had a material adverse impact on the Company's financial position, results of operations, or cash flows. Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

13.	The effective tax rate was 33.7% and (32.8%) for the six month periods ended September 26, 2015 and September 27, 2014, respectively. The majority of the 66.5 percentage point increase is made up of the following items: In the prior year a valuation allowance related to the New York State Investment Tax Credit was re-established which created a $384,000 charge. Due to the prior year-to-date pre-tax loss, this charge created a significant negative reconciling item. The absence of this reconciling item is a major contributor to the difference in effective tax rate (72.8 percentage points). The valuation allowance was re-established due to a change in the law. This is a discrete item and therefore was required to be booked in the quarter ended June 28, 2014. Another major contributor to the change in effective tax rate is the decrease in the domestic manufacturer's deduction in relation to pre-tax book income (6.6 percentage points). These differences were partially offset by the absence of an $81,000 credit (15.7 percentage points) related to interest received on tax refunds recorded during the quarter ended June 28, 2014. Due to the prior year pre-tax loss, this credit had created a significant positive reconciling item.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 26, 2015

14.	During fiscal 2015 and 2014, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates. As of September 26, 2015, all of these interim notes have been converted into operating leases. In the prior year, some of the notes, which total $4,880,000 as of September 27, 2014, were included in Notes Payable in the accompanying Condensed Consolidated Balance Sheets since they had not been converted into leases yet.

15.	Subsequent Events: On October 30, 2015, the Company, B&G Foods North America ("B&G"), General Mills, Inc. and GMOL entered into a Relationship Transfer Agreement. Pursuant to the terms of the Relationship Transfer Agreement (i) the Company has consented to the assignment by GMOL of the Second Amended and Restated Alliance Agreement ("Alliance Agreement") and certain related agreements to B&G in connection with the sale by GMOL of its Green Giant and Le Sueur businesses to B&G, (ii) effective upon such assignment, each of the Company and General Mills have released the other party from any future obligations under the Alliance Agreement and certain related agreements; (iii) effective upon such assignment, the Company and B&G have agreed to amend certain terms of the Alliance Agreement; (iv) the Company and B&G have agreed to cooperate and negotiate in good faith to enter into new agreements to replace or supplement the Alliance Agreement and certain related agreements as soon as practicable and (v) GMOL has agreed to pay Seneca for this assignment $24,275,000 at the closing of the sale of GMOL's Green Giant and Le Sueur business to B&G. The effective date of the assignment is expected to be November 2, 2015.
Acquisition--On October 30, 2015, the Company completed the acquisition of 100% of the stock of Gray & Company.  The business, based in Hart, Michigan, is a processor of maraschino cherries and a provider of glace or candied fruit products.  This acquisition includes a plant in Dayton, Oregon. The purchase price was approximately $24,496,000 plus the assumption of certain liabilities.  In conjunction with the closing, the Company paid off $12,034,000 of liabilities acquired.  The rationale for the acquisition was twofold: (1) the business is a complementary fit with our existing business and (2) it provides an extension of our product offerings.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 26, 2015

Seneca Foods Corporation (the "Company") is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States.  The Company's product offerings include canned, frozen and bottled produce and snack chips.  Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby's®, Aunt Nellie's® and READ®.  The Company's canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 80 countries and federal, state and local governments for school and other food programs.  In addition, the Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for General Mills Operations, LLC ("GMOL") under a long-term Alliance Agreement.

The Company's raw product is harvested mainly between June through November.

Results of Operations:

Sales:

Second fiscal quarter 2016 results include net sales of $313,202,000, which represents a 0.3% increase, or $1,041,000, from the second quarter of fiscal 2015.  The increase in sales is attributable to higher selling prices/sales mix of $3,977,000 partially offset by a sales volume decrease of $2,936,000.  The increase in sales is primarily from a $12,181,000 increase in Canned Vegetable sales and a $28,000 increase in Snack sales partially offset by a $6,836,000 decrease in GMOL sales, a $3,649,000 decrease in Canned Fruit sales, and a $165,000 decrease in Frozen sales.

Six months ended September 26, 2015 include net sales of $539,460,000, which represents a 2.3% decrease, or $12,744,000, from the first six months of fiscal 2015.  The decrease in sales is attributable to a sales volume decrease of $19,521,000, partially offset by higher selling prices/sales mix of $6,777,000.  The decrease in sales is primarily from an $7,119,000 decrease in GMOL sales, a $5,969,000 decrease in Canned Fruit sales, and a $3,164,000 decrease in Frozen sales, partially offset by a $4,519,000 increase in Canned Vegetable sales and a $314,000 increase in Snack sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Canned Vegetables	$188.7	$176.6	$335.2	$330.7
GMOL*	42.8	49.6	47.6	54.7
Frozen	22.8	23.0	44.1	47.3
Fruit Products	49.9	53.5	94.6	100.6
Snack	3.5	3.5	6.7	6.3
Other	5.5	6.0	11.3	12.6
	$313.2	$312.2	$539.5	$552.2

*GMOL includes frozen vegetable sales exclusively for GMOL.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 26, 2015

Operating Income:

 The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Gross Margin	9.2%	5.4%	9.1%	6.1%

Selling	2.9%	2.7%	3.1%	3.0%
Administrative	2.7%	2.5%	2.9%	2.8%
Other Operating Income	-%	-%	(0.1)%	-%

Operating Income	3.6%	0.2%	3.2%	0.3%

Interest Expense, Net	0.5%	0.5%	0.5%	0.5%

For the three month period ended September 26, 2015, the gross margin increased from the prior year quarter from 5.4% to 9.2% due primarily to higher net selling prices (after considering promotions) compared to prior year.  The LIFO charge for the second quarter ended September 26, 2015 was $50,000 as compared to a charge of $5,919,000 for the second quarter ended September 27, 2014 and reflects the impact on the quarter of smaller cost increases expected in fiscal 2016, compared with larger cost increases to fiscal 2015.  On an after-tax basis, LIFO net earnings decreased by $33,000 for the quarter ended September 26, 2015 and decreased LIFO net earnings by $3,847,000 for the quarter ended September 27, 2014, based on the statutory federal income tax rate.

For the six month period ended September 26, 2015, the gross margin increased from the prior year period from 6.1% to 9.1% due primarily to higher net selling prices (after considering promotions) compared to the prior year and a lower LIFO credit in the current year as compared to a charge the prior year.  The LIFO credit for the six months ended September 26, 2015 was $1,587,000 as compared to a charge of $5,570,000 for the six months ended September 27, 2014 and reflects the impact on the six months of cost decreases expected in fiscal 2016, compared to cost increases fiscal 2015.  On an after-tax basis, LIFO increased net earnings by $1,032,000 for the six months ended September 26, 2015 and decreased net earnings by $3,621,000 for the six months ended September 27, 2014, based on the statutory federal income tax rate.

For the three month period ended September 26, 2015, selling costs as a percentage of sales increased from 2.7% to 2.9% for the same period in the prior year.  For the six month period ended September 27, 2014, selling costs as a percentage of sales increased from 3.0% to 3.1% for the same period in the prior year. The three and six month increases are primarily as a result of the Green Giant Alliance sales decrease, which don't incur selling costs.

For the three month period ended September 26, 2015, administrative expense as a percentage of sales increased from 2.5% to 2.7% due primarily to higher employment costs in the current year than the prior year.  For the six month period ended September 26, 2015, administrative expense as a percentage of sales increased from 2.8% to 2.9% due primarily to higher employment costs in the current year than the prior year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 26, 2015

During the six months ended September 26, 2015, the Company sold some unused fixed assets which resulted in a gain of $143,000 and the Company reversed a provision for the Prop 65 litigation of $200,000.  During the six months ended September 27, 2014, the Company sold some unused fixed assets which resulted in a gain of $56,000. In addition, during the six month period ended September 27, 2014, there was a $250,000 charge related to an environmental remediation.  These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the second quarter ended September 26, 2015, as a percentage of sales, remained the same at 0.5% compared to second quarter ended September 27, 2014.  For the six month period ended September 26, 2015, interest expense as a percentage of sales remained the same at 0.5% compared to six months ended September 27, 2014.

Income Taxes:

The effective tax rate was 33.7% and (32.8%) for the six month periods ended September 26, 2015 and September 27, 2014, respectively.  The majority of the 66.5 percentage point increase is made up of the following items:  In the prior year a valuation allowance related to the New York State Investment Tax Credit was re-established which created a $384,000 charge.  Due to the prior year-to-date pre-tax loss, this charge created a significant negative reconciling item.  The absence of this reconciling item is a major contributor to the difference in effective tax rate (72.8 percentage points).  The valuation allowance was re-established due to a change in the law. This is a discrete item and therefore was required to be booked in the quarter ended June 28, 2014.  Another major contributor to the change in effective tax rate is the decrease in the domestic manufacturer's deduction in relation to pre-tax book income (6.6 percentage points).  These differences were partially offset by the absence of an $81,000 credit (15.7 percentage points) related to interest received on tax refunds recorded during the quarter ended June 28, 2014.  Due to the prior year pre-tax loss, this credit had created a significant positive reconciling item.

Earnings per Share:

Basic earnings (loss) per share were $0.65 and $(0.05) for the three months ended September 26, 2015 and September 27, 2014, respectively.  Diluted earnings (loss) per share were $0.65 and $(0.05) for the three months ended September 26, 2015 and September 27, 2014, respectively.  Basic earnings (loss) per share were $0.95 and $(0.06) for the six months ended September 26, 2015 and September 27, 2014, respectively.  Diluted earnings (loss) per share were $0.94 and $(0.06) for the six months ended September 26, 2015 and September 27, 2014, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 26, 2015

	September 26,	September 27,	March 31,	March 31,
	2015	2014	2015	2014

Working capital:
Balance	$247,106	$549,750	$463,545	$452,771
Change during quarter	(187,993)	119,275
Long-term debt, less current portion	37,322	342,154	271,634	216,239
Total stockholders' equity per equivalent
common share (see Note)	35.79	35.08	34.81	35.25
Stockholders' equity per common share	36.22	35.56	35.33	36.12
Current ratio	1.39	2.78	4.75	4.45

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company's 2015 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $56,868,000 in the first six months of fiscal 2016, compared to $73,879,000 in the first six months of fiscal 2015.  The $17,011,000 decrease in cash used is primarily attributable to a $21,877,000 increase in cash provided by accounts payable, accrued expenses and other liabilities and increased net earnings of $10,175,000 as previously discussed, a $2,468,000 increase in cash provided by other current assets, and a $1,383,000 decrease in cash used by income taxes, partially offset by a $289,291,000 increase in inventory in the first six months of fiscal 2016 as compared to $280,277,000 increase in inventory in the first six months of fiscal 2015, and an $9,442,000 increase in cash used by accounts receivable.

As compared to September 27, 2014, inventory increased $30,176,000 to $761,703,000 at September 26, 2015.  The components of the inventory increase reflect a $39,626,000 increase in finished goods, an $11,251,000 decrease in work in process and a $1,801,000 increase in raw materials and supplies.  The finished goods increase reflects higher inventory quantities due to the magnitude and timing of the fiscal year 2016 pack versus fiscal year 2015 pack partially offset by decreased sales volume as compared to the prior year.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $162,480,000 as of the end of the second quarter of 2016 as compared to $158,955,000 as of the end of the second quarter of 2015.

Cash used in investing activities was $2,956,000 in the first six months of fiscal 2016 compared to cash used in investing activities of $35,342,000 in the first six months of fiscal 2015.  In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. for $16,308,000.  Additions to property, plant and equipment were $3,111,000 in the first six months of fiscal 2016 as compared to $19,304,000 in first six months of fiscal 2015.

Cash provided by financing activities was $58,613,000 in the first six months of fiscal 2016, which included borrowings of $154,763,000 and the repayment of $84,525,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was no new long-term debt during the first six months of fiscal 2016.  During the six months ended September 26, 2015, the Company repurchased $1,634,000 of its Class A Common Stock as treasury stock. In addition, the Company paid down Notes Payable of $9,903,000 during the six month period ended September 26, 2015 related to some interim notes which became operating leases.

Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March.  The Revolver balance as of September 26, 2015 was $304,468,000 and is included in Current Portion of Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of September 26, 2015, the interest rate was approximately 1.99% on a balance of $304,468,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 26, 2015

The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At September 26, 2015, the Company was in compliance with all such financial covenants.

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
September 26, 2015

Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of the filing of this report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

During the six months ended September 26, 2015, the Company sold $32,765,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $37,373,000 for the six months ended September 27, 2014.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 26, 2015, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.                            Legal Proceedings

Refer to footnote 12 to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q.

Item 1A.                            Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Form 10-K for the period ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of			Average Price Paid		Total Number	Maximum Number
	Shares Purchased			per Share		of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A		Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common		Common	Common	Common	Programs	Programs
7/01/2015 –
7/31/2015	17,500	(1)	-	$27.75	$-	-
8/01/2015 –
8/31/2015	-		60	$-	$33.34	60
9/01/2015 –
9/30/2015	16,300	(1)	-	$27.34	$-	-
Total	33,800		60	$27.55	$33.34	60	1,267,354

(1)  Of these shares, all 33,800 were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Mine Safety Disclosures

None.

Item 5.                                Other Information

Acquisition--On October 30, 2015, the Company completed the acquisition of 100% of the stock of Gray & Company.  The business, based in Hart, Michigan, is a processor of maraschino cherries and a provider of glace or candied fruit products.  This acquisition includes a plant in Dayton, Oregon. The purchase price was approximately $24,496,000 plus the assumption of certain liabilities.  In conjunction with the closing, the Company paid off $12,034,000 of liabilities acquired.  The rationale for the acquisition was twofold: (1) the business is a complementary fit with our existing business and (2) it provides an extension of our product offerings.

Item 6.                                Exhibits

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the three and six months ended September 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net earnings (loss), (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders' equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
November 2, 2015
                                                                                                                                                                                                 Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
November 2, 2015
                                                                                                                                                                                               Timothy J. Benjamin
                                                                                                                                                                                               Chief Financial Officer