Form 10-Q
period 2015-12-26
Seneca Foods Corp
filed 2016-02-02
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 26, 2015	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16‑0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 22, 2016
Common Stock Class A, $.25 Par	7,905,802
Common Stock Class B, $.25 Par	1,967,898

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-December 26, 2015, December 27, 2014 and	1
	March 31, 2015

	Condensed Consolidated Statements of Net Earnings-Three and Nine Months Ended
	December 26, 2015 and December 27, 2014	2

	Condensed Consolidated Statements of Comprehensive Income-Three and Nine Months Ended
	December 26, 2015 and December 27, 2014	2

	Condensed Consolidated Statements of Cash Flows-Nine Months Ended
	December 26, 2015 and December 27, 2014	3

	Condensed Consolidated Statement of Stockholders' Equity-Nine Months Ended
	December 26, 2015	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Mine Safety Disclosures	22

Item 5	Other Information	22

Item 6	Exhibits	22

SIGNATURES		24

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 26,	December 27,	March 31,
	2015	2014	2015
ASSETS

Current Assets:
Cash and Cash Equivalents	$19,029	$23,006	$10,608
Accounts Receivable, Net	74,981	71,652	69,837
Inventories:
Finished Goods	482,025	405,598	301,705
Work in Process	23,352	26,304	10,167
Raw Materials and Supplies	125,804	115,247	160,540
Total Inventories	631,181	547,149	472,412
Deferred Income Taxes, Net	-	9,549	6,997
Other Current Assets	12,387	21,824	27,439
Total Current Assets	737,578	673,180	587,293
Property, Plant and Equipment, Net	189,765	186,358	185,557
Deferred Income Tax Asset, Net	14,946	4,262	14,829
Other Assets	17,930	17,289	18,015
Total Assets	$960,219	$881,089	$805,694

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$402	$5,989	$9,903
Accounts Payable	99,256	102,640	68,105
Accrued Vacation	11,761	10,993	11,347
Accrued Payroll	6,181	4,868	6,344
Other Accrued Expenses	37,056	31,574	23,732
Income Taxes Payable	14,188	4,881	1,787
Current Portion of Long-Term Debt	311,864	2,484	2,530
Total Current Liabilities	480,708	163,429	123,748
Long-Term Debt, Less Current Portion	36,650	294,303	271,634
Pension Liabilities	40,622	19,790	54,960
Other Long-Term Liabilities	11,967	11,882	3,622
Total Liabilities	569,947	489,404	453,964
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	1,344	2,119	2,119
Common Stock, $.25 Par Value Per Share	3,023	3,010	3,010
Additional Paid-in Capital	97,373	96,553	96,578
Treasury Stock, at Cost	(63,358)	(39,095)	(61,277)
Accumulated Other Comprehensive Loss	(31,804)	(11,252)	(31,804)
Retained Earnings	383,694	340,350	343,104
Total Stockholders' Equity	390,272	391,685	351,730
Total Liabilities and Stockholders' Equity	$960,219	$881,089	$805,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014

Net Sales	$432,198	$456,207	$971,658	$1,008,411

Costs and Expenses:
Cost of Product Sold	379,075	430,123	869,182	948,527
Selling and Administrative	19,505	18,759	51,955	50,681
Restructuring	9,624	889	9,558	889
Other Operating Income	(24,197)	(5,033)	(24,600)	(4,839)
Total Costs and Expenses	384,007	444,738	906,095	995,258
Operating Income	48,191	11,469	65,563	13,153
Loss (Earnings) From Equity Investment	46	55	132	(231)
Interest Expense, Net	1,932	1,431	4,894	3,917
Earnings Before Income Taxes	46,213	9,983	60,537	9,467

Income Taxes	15,090	2,164	19,924	2,333
Net Earnings	$31,123	$7,819	$40,613	$7,134

Earnings Attributable to Common Stock	$30,832	$7,711	$40,180	$6,995

Basic Earnings per Common Share	$3.12	$0.72	$4.06	$0.65

Diluted Earnings per Common Share	$3.10	$0.71	$4.04	$0.65

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014

Comprehensive income:
Net earnings	$31,123	$7,819	$40,613	$7,134
Change in pension and post retirement benefits (net of tax)	-	-	-	-
Total	$31,123	$7,819	$40,613	$7,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Nine Months Ended
	December 26, 2015	December 27, 2014
Cash Flows from Operating Activities:
Net Earnings	$40,613	$7,134
Adjustments to Reconcile Net Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	15,884	16,495
Gain on the Sale of Assets	(43)	(89)
Provision for Restructuring Charges	9,558	889
Loss (Earnings) From Equity Investment	132	(231)
Deferred Income Tax Benefit	(966)	(5,738)
Changes in Operating Assets and Liabilities (net of acquisition):
Accounts Receivable	1,150	5,312
Inventories	(130,398)	(95,899)
Other Current Assets	15,739	11,770
Income Taxes	12,401	3,968
Accounts Payable, Accrued Expenses
and Other Liabilities	23,465	40,557
Net Cash Used in Operations	(12,465)	(15,832)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(6,396)	(21,905)
Proceeds from the Sale of Assets	156	326
Cash Paid for Acquisition (Net of Cash Acquired)	(23,784)	-
Purchase Equity Method Investment	-	(16,308)
Net Cash Used in Investing Activities	(30,024)	(37,887)
Cash Flow from Financing Activities:
Long-Term Borrowing	301,232	326,381
Payments on Long-Term Debt	(238,871)	(248,110)
Payments on Notes Payable	(9,501)	(6,266)
Other	143	94
Purchase of Treasury Stock	(2,081)	(9,201)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	50,910	62,886

Net Increase in Cash and Cash Equivalents	8,421	9,167
Cash and Cash Equivalents, Beginning of the Period	10,608	13,839
Cash and Cash Equivalents, End of the Period	$19,029	$23,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2015	$2,119	$3,010	$96,578	$(61,277)	$(31,804)	$343,104
Net earnings	-	-	-	-	-	40,613
Cash dividends paid
on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	33	-	-	-
Stock issued for profit sharing plan	-	-	-	-	-	-
Preferred stock conversion	(775)	13	762	-	-	-
Purchase treasury stock	-	-	-	(2,081)	-	-
Balance December 26, 2015	$1,344	$3,023	$97,373	$(63,358)	$(31,804)	$383,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

1.	Unaudited Condensed Consolidated Financial Statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of December 26, 2015 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2015 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and nine month periods ended December 26, 2015 are not necessarily indicative of the results to be expected for the full year.

 The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company's 2015 Annual Report on Form 10-K.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which requires that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and be presented as a single noncurrent amount in a classified balance sheet.  The Company adopted this standard during the third quarter of fiscal 2016 on a prospective basis.  Prior periods were not retrospectively adjusted.

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

On October 30, 2015, the Company, B&G Foods North America ("B&G"), General Mills, Inc. and GMOL entered into a Relationship Transfer Agreement.  Pursuant to the terms of the Relationship Transfer Agreement (i) the Company has consented to the assignment by GMOL of the Second Amended and Restated Alliance Agreement ("Alliance Agreement") and certain related agreements to B&G in connection with the sale by GMOL of its Green Giant and Le Sueur businesses to B&G, (ii) effective upon such assignment, each of the Company and General Mills have released the other party from any future obligations under the Alliance Agreement and certain related agreements; (iii) effective upon such assignment, the Company and B&G have agreed to amend certain terms of the Alliance Agreement; (iv) the Company and B&G have agreed to cooperate and negotiate in good faith to enter into new agreements to replace or supplement the Alliance Agreement and certain related agreements as soon as practicable and (v) GMOL has agreed to pay Seneca for this assignment $24,275,000 at the closing of the sale of GMOL's Green Giant and Le Sueur business to B&G. The effective date of the assignment was November 2, 2015.

 During the nine months ended December 26, 2015, the Company sold $126,050,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $138,641,000 for the nine months ended December 27, 2014.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the criteria required for bill and hold treatment.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

2.	On October 30, 2015, the Company completed the acquisition of 100% of the stock of Gray & Company. The business, based in Hart, Michigan, is a processor of maraschino cherries and a provider of glace or candied fruit products. This acquisition includes a plant in Dayton, Oregon. The purchase price was approximately $23,784,000 (net of cash acquired) plus the assumption of certain liabilities. In conjunction with the closing, the Company paid off $12,034,000 of liabilities acquired. The rationale for the acquisition was twofold: (1) the business is a complementary fit with our existing business and (2) it provides an extension of our product offerings. This acquisition was financed with proceeds from the Company's revolving credit facility. The purchase price to acquire Gray & Company was allocated based on the internally developed preliminary fair value of the assets acquired and liabilities assumed and the preliminary independent valuation of inventory, intangibles, and property, plant, and equipment. The purchase price of $23,784,000 has been allocated as follows (in thousands):

Purchase Price (net of cash received)	$23,784

Allocated as follows:
Current assets	$36,256
Intangibles	330
Other long-term assets	3
Property, plant and equipment	15,447
Deferred Taxes	(8,022)
Other long-term liabilities	(4,323)
Current liabilities	(15,907)
Total	$23,784

3.	First-In, First-Out ("FIFO") based inventory costs exceeded LIFO based inventory costs by $150,818,000 as of the end of the third quarter of fiscal 2016 as compared to $164,269,000 as of the end of the third quarter of fiscal 2015. The change in the LIFO Reserve for the three months ended December 26, 2015 was a decrease of $11,662,000 as compared to an increase of $5,315,000 for the three months ended December 27, 2014. The change in the LIFO Reserve for the nine months ended December 26, 2015 was a decrease of $13,249,000 as compared to an increase of $10,885,000 for the nine months ended December 27, 2014. This reflects the projected impact of an overall cost decrease expected in fiscal 2016 versus an overall cost increase in fiscal 2015.

4.	During December 2015, the Company exercised $75,000,000 for the in-season facility and $100,000,000 for the off-season facility of the remaining $150,000,000 accordion feature of its existing revolving credit facility pursuant to the Second Amended and Restated Loan and Security Agreement dated July 20, 2011. Maximum borrowings under the Revolver total $400,000,000 from April through July and $475,000,000 from August through March. The Revolver balance as of December 26, 2015 was $309,211,000 and is included in Current Portion of Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 20, 2016. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

The increase in average amount of Revolver borrowings during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was attributable to the Gray & Company acquisition of $23,784,000 made in the third quarter of fiscal 2016, the $23,100,000 pension contribution made in fiscal 2016 and Inventories which are $84,032,000 higher than the same period last year, partially offset by the $24,275,000 received from General Mills for the agreement assignment to B&G Foods and increased operating results in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date periods of fiscal 2016 and fiscal 2015:

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$309,211	$255,000	$309,211	$255,000
Weighted average interest rate	1.82%	1.91%	1.82%	1.91%
Reported during the period:
Maximum amount of borrowings	$323,980	$323,646	$323,980	$323,646
Average outstanding borrowings	$285,576	$273,927	$245,520	$228,730
Weighted average interest rate	1.90%	1.57%	1.93%	1.52%

5.	During the nine-month period ended December 26, 2015 the Company repurchased 73,844 shares or $2,078,000 of its Class A Common Stock as Treasury Stock and 60 shares or $2,000 of its Class B Common Stock also as Treasury Stock. As of December 26, 2015, there are 2,220,218 shares or $63,358,000 of repurchased stock. These shares are not considered outstanding.

6.	The net periodic benefit cost for the Company's pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
	(In thousands)

Service Cost	$2,473	$2,129	$7,418	$6,386
Interest Cost	2,226	2,059	6,677	6,177
Expected Return on Plan Assets	(2,769)	(2,841)	(8,306)	(8,520)
Amortization of Actuarial Loss	964	88	2,891	263
Amortization of Transition Asset	27	-	82	-
Net Periodic Benefit Cost	$2,921	$1,435	$8,762	$4,306

Total contributions of $23,100,000 were made to the Pension Plan during the nine month period ended December 26, 2015 and a contribution of $350,000 was made during the nine month period ended December 27, 2014.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

7.	The following table summarizes the restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2015	$715	$264	$270	$1,249
First quarter credit	(81)	-	-	(81)
Second quarter charge	15	-	-	15
Third quarter charge	104	1,706	7,814	9,624
Cash payments/write offs	(649)	-	(503)	(1,152)
Balance December 26, 2015	$104	$1,970	$7,581	$9,655

Balance March 31, 2014	$10	$-	$-	$10
Third quarter charge	533	316	40	889
Cash payments/write offs	(8)	-	-	(8)
Balance December 27, 2014	$535	$316	$40	$891

During the quarter ended December 26, 2015, the Company recorded a restructuring charge of $9,634,000 related to the closing of a plant in the Northwest of which $104,000 was related to severance cost, $1,706,000 was related to asset impairments (contra fixed assets), and $7,824,000 was related to other costs (mostly operating lease costs).

During fiscal 2015, the Company recorded a restructuring charge of $1,376,000 related to the closing of a plant in the Midwest of which $842,000 was related to severance cost, $264,000 was related to equipment costs (contra fixed assets), and $270,000 was related to equipment relocation costs.  During the first quarter of fiscal 2016, the Company reduced the severance portion of this accrual by $81,000.  During the second quarter of fiscal 2016, the Company increased the severance portion of this accrual by $15,000.  During the third quarter of fiscal 2016, the Company decreased the equipment relocation portion of this accrual by $10,000.

8.
During the quarter ended December 26, 2015, the Company recorded a gain of $24,275,000 related to a contractual payment received in conjunction with a relationship transfer agreement with General Mills. During the quarter ended December 27, 2014, the Company recorded a gain of $5,000,000 related to a contractual payment received in connection with the closing of a Midwest plant (see Note 7 above).  During the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $82,000.  In addition, during the six months ended September 27, 2014, there was a $250,000 charge related to an environmental remediation.    During the nine months ended December 26, 2015 and December 27, 2014, the Company sold some unused fixed assets which resulted in a gain of $43,000 and $89,000, respectively.  These gains and the charge are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which requires that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and be presented as a single noncurrent amount in a classified balance sheet.  This standard is effective for the Company for fiscal years beginning after December 15, 2017 (beginning of fiscal 2019).  Early adoption is permitted.  The Company adopted this standard during the third quarter of fiscal 2016 on a prospective basis.  Prior periods were not retrospectively adjusted.

 There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements (other than ASU 2015-17 above) during the quarter ended December 26, 2015.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

10.	Earnings per share for the Quarters Ended December 26, 2015 and December 27, 2014 are as follows:
	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Basic

Net earnings	$31,123	$7,819	$40,613	$7,134
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings	31,117	7,813	40,596	7,117
Earnings attributable to participating preferred	285	102	416	122

Earnings attributable to common shareholders	$30,832	$7,711	$40,180	$6,995

Weighted average common shares outstanding	9,884	10,733	9,891	10,769

Basic earnings per common share	$3.12	$0.72	$4.06	$0.65

Diluted

Earnings attributable to common shareholders	$30,832	$7,711	$40,180	$6,995
Add dividends on convertible preferred stock	5	5	15	15

Earnings attributable to common stock on a diluted basis	$30,837	$7,716	$40,195	$7,010

Weighted average common shares outstanding-basic	9,884	10,733	9,891	10,769
Additional shares issuable related to the
equity compensation plan	2	4	2	4
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	9,953	10,804	9,960	10,840

Diluted earnings per common share	$3.10	$0.71	$4.04	$0.65

11.	As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $348,514,000 and an estimated fair value of $349,137,000 as of December 26, 2015. As of March 31, 2015, the carrying amount was $274,164,000 and the estimated fair value was $274,999,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12.	In June 2010, the Company received a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65, from the Environmental Law Foundation ("ELF"). This notice was made to the California Attorney General and various other government officials, and to 49 companies including Seneca Foods Corporation whom ELF alleges manufactured, distributed or sold packaged peaches, pears, fruit cocktail and fruit juice that contain lead without providing a clear and reasonable warning to consumers. Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF. That 60-day period has expired and to date neither the California Attorney General nor any appropriate district attorney or city attorney has initiated an action against the Company. However, private litigant ELF filed an action against the Company and 27 other named companies on September 28, 2011, in Superior Court of Alameda County, California, alleging violations of Proposition 65 and seeking various measures of relief, including injunctive and declaratory relief and civil penalties. The Company, along with the other named companies, vigorously defended the claim. A responsive answer was filed, the discovery process was completed and a trial on liability was held beginning in April of 2013 in accordance with court schedules. The trial was completed on May 16, 2013 and, on July 15, 2013 the judge issued a tentative and proposed statement of decision agreeing with the Company, and the other defendants, that the "safe harbor" defense had been met under the regulations relating to Proposition 65 and the Company will not be required to place a Proposition 65 warning label on the products at issue in the case. The trial decision was finalized and the decision was appealed by ELF with a filing dated October 3, 2013. The California Court of Appeal, First Appellate District, Division One unanimously rejected the appeal by ELF in a decision dated March 17, 2015. ELF filed a petition for review with the California Supreme Court on April 28, 2015, and the petition was denied on July 8, 2015. With the successful defense of the case, the remedies portion of the case was not litigated and the denial of review by the California Supreme Court effectively ends the action, with only a few procedural matters to clean-up as a result of the denial of review. Our portion of legal fees in defense of this action have been sizable, as would be expected with litigation resulting in trial, and the appeal, but have not had a material adverse impact on the Company's financial position, results of operations, or cash flows. Additionally, in the ordinary course of its business, the Company is made party to certain legal proceedings seeking monetary damages, including proceedings invoking product liability claims, either directly or through indemnification obligations, and we are not able to predict the probability of the outcome or estimate of loss, if any, related to any such matter.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

13.	The effective tax rate was 32.9% and 24.6% for the nine month periods ended December 26, 2015 and December 27, 2014, respectively. The 8.3 percentage point increase in the effective tax rate represents an increase in tax expense as a percentage of book income when compared to the same period last year. The major contributor to this increase is with the federal credits for R & D, WOTC and fuel. These credits are largely fixed and with the significant increase in pre-tax earnings for the nine months ended December 26, 2015, these credits are a smaller percentage of pre-tax earnings in comparison to the nine months ended December 27, 2014. This accounts for 5.9 percent of the increase.

14.	During fiscal 2016 and 2015, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates. As of December 26, 2015, some of these interim notes had not been converted into operating leases since the equipment was not placed in service. These notes, which total $402,000 and $5,989,000 as of December 26, 2015 and December 27, 2014, respectively, are included in Notes Payable in the accompanying Condensed Consolidated Balance Sheets. These notes are expected to be converted into operating leases within the next twelve months.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015
Seneca Foods Corporation (the "Company") is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States.  The Company's product offerings include canned, frozen and bottled produce and snack chips.  Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby's®, Aunt Nellie's®, READ® and Seneca Farms®.  The Company's canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs.  In addition, the Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for B&G Foods North America ("B&G") under a contract packing agreement.

The Company's raw product is harvested mainly between June through November.

Results of Operations:

Sales:

Third fiscal quarter 2016 results include net sales of $432,198,000, which represents a 5.3% decrease, or $24,009,000, from the third quarter of fiscal 2015.  The decrease in sales is attributable to a sales volume decrease of $44,045,000 partially offset by higher selling prices/sales mix of $20,036,000.  The decrease in sales is primarily from a $10,759,000 decrease in GMOL sales, an $8,050,000 decrease in Canned Fruit sales, a $5,859,000 decrease in Canned Vegetable sales and a $2,059,000 decrease in Other sales partially offset by a $2,750,000 increase in Frozen sales.  Canned Fruit sales include $11,039,000 from Gray & Company sales which was acquired during the third fiscal quarter of 2016.

Nine months ended December 26, 2015 include net sales of $971,658,000, which represents a 3.6% decrease, or $36,753,000, from the first nine months of fiscal 2015.  The decrease in sales is attributable to a sales volume decrease of $63,566,000 partially offset by higher selling prices/sales mix of $26,813,000. The decrease in sales is primarily from a $14,019,000 decrease in Canned Fruit sales, a $17,878,000 decrease in GMOL sales, a $1,340,000 decrease in Canned Vegetable sales and a $414,000 decrease in Frozen sales and a $3,384,000 decrease in Other sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Canned Vegetables	$239.3	$245.1	$574.5	$575.8
Green Giant Alliance	94.7	105.5	142.3	160.1
Frozen	26.2	23.4	70.3	70.7
Fruit Products	63.9	71.9	158.5	172.5
Snack	2.6	2.7	9.3	9.0
Other	5.5	7.6	16.8	20.3
	$432.2	$456.2	$971.7	$1,008.4

Operating Income:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

 The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Gross Margin	12.3%	5.7%	10.5%	5.9%

Selling	2.4%	2.3%	2.8%	2.7%
Administrative	2.2%	1.8%	2.6%	2.3%
Restructuring	2.2%	0.2%	1.0%	0.1%
Other Operating Income	-5.6%	-1.1%	-2.5%	-0.5%

Operating Income	11.1%	2.5%	6.6%	1.3%

Interest Expense, Net	0.4%	0.3%	0.5%	0.4%

For the three month period ended December 26, 2015, the gross margin increased from the prior year quarter from 5.7% to 12.3% due primarily to higher net selling prices (after considering promotions) in the current year as compared to the prior year.  The LIFO credit for the third quarter ended December 26, 2015 was $11,662,000 as compared to $5,315,000 charge for the third quarter ended December 27, 2014 and reflects the impact on the current quarter of the current decreased inflationary cost increases expected in fiscal 2016, compared to fiscal 2015.  On an after-tax basis, LIFO increased net earnings by $7,580,000 for the quarter ended December 26, 2015 and decreased net earnings by $3,455,000 for the quarter ended December 27, 2014, based on the statutory federal income tax rate.

For the nine month period ended December 26, 2015, the gross margin increased from the prior year period from 5.9% to 10.5% due primarily to higher net selling prices (after considering promotions) compared to the prior year, and a LIFO credit in the current year as compared to a charge in the prior year.  The LIFO credit for the nine months ended December 26, 2015 was $13,249,000 as compared to a charge of $10,885,000 for the nine months ended December 27, 2014 and reflects the impact on the nine months of decreased inflationary cost increases expected in fiscal 2016, compared to fiscal 2015.  On an after-tax basis, LIFO increased net earnings by $8,612,000 for the nine months ended December 26, 2015 and decreased net earnings by $7,075,000 for the nine months ended December 27, 2014, based on the statutory federal income tax rate.

For the three month period ended December 26, 2015, selling costs as a percentage of sales increased slightly from 2.3% to 2.4% from the same period in the prior year.  For the nine month period ended December 26, 2015, selling costs as a percentage of sales increased slightly from 2.7% to 2.8% from the same period in the prior year.

For the three month period ended December 26, 2015, administrative expense as a percentage of sales increased from 1.8% to 2.2% compared to the same period in the prior year.  For the nine month period ended December 26, 2015, administrative expense as a percentage of sales increased from 2.3% for the third quarter ended December 27, 2014 to 2.6%.  Administrative expense increased for the nine month period ended December 26, 2015 as a percentage of sales due primarily to lower net sales in the current year as compared to the same period in the prior year and higher employment costs in fiscal 2016.

During the quarter ended December 26, 2015, the Company recorded a restructuring charge of $9,634,000 related to the closing of a plant in the Northwest of which $104,000 was related to severance cost, $1,706,000 was related to equipment costs (contra fixed assets), and $7,824,000 was related to other costs (mostly operating lease costs).

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

During fiscal 2015, the Company recorded a restructuring charge of $1,376,000 related to the closing of a plant in the Midwest of which $842,000 was related to severance cost, $264,000 was related to equipment costs (contra fixed assets), and $270,000 was related to equipment relocation costs.  During the first quarter of fiscal 2016, the Company reduced the severance portion of this accrual by $81,000.  During the second quarter of fiscal 2016, the Company increased the severance portion of this accrual by $15,000.  During the third quarter of fiscal 2016, the Company decreased the equipment relocation portion of this accrual by $10,000.

During the quarter ended December 26, 2015, the Company recorded a gain of $24,275,000 related to a contractual payment received in conjunction with a relationship transfer agreement with General Mills. During the quarter ended December 27, 2014, the Company recorded a gain of $5,000,000 related to a contractual payment received in connection with the closing of a Midwest plant.  During the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $82,000.  In addition, during the six months ended September 27, 2014, there was a $250,000 charge related to an environmental remediation.    During the nine months ended December 26, 2015 and December 27, 2014, the Company sold some unused fixed assets which resulted in a gain of $43,000 and $89,000, respectively.  These gains and the charge are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the three months ended December 26, 2015, as a percentage of sales, increased from 0.3% to 0.4% from the three months ended December 27, 2014.  Interest expense for the nine months ended December 26, 2015, as a percentage of sales, increased from 0.4% to 0.5% from the third quarter ended December 27, 2014. This increase was due to higher interest expense related to the Company's Revolver partially offset by decreased long-term debt interest attributable to scheduled debt payments.

Income Taxes:

The effective tax rate was 32.9% and 24.6% for the nine month periods ended December 26, 2015 and December 27, 2014, respectively.  The 8.3 percentage point increase in the effective tax rate represents an increase in tax expense as a percentage of book income when compared to the same period last year.  The major contributor to this increase is with the federal credits for R & D, WOTC and fuel.  These credits are largely fixed and with the significant increase in pre-tax earnings for the nine months ended December 26, 2015, these credits are a smaller percentage of pre-tax earnings in comparison to the nine months ended December 27, 2014.  This accounts for 5.9 percent of the increase.

Earnings per Share:

Basic earnings per share was $3.12 and $0.72 for the three months ended December 26, 2015 and December 27, 2014, respectively.  Diluted earnings per share was $3.10 and $0.71 for the three months ended December 26, 2015 and December 27, 2014, respectively.  Basic earnings per share was $4.06 and $0.65 for the nine months ended December 26, 2015 and December 27, 2014, respectively.  Diluted earnings per share was $4.04 and $0.65 for the nine months ended December 26, 2015 and December 27, 2014, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

	December 26,	December 27,	March 31,	March 31,
	2015	2014	2015	2014

Working capital:
Balance	$256,870	$509,751	$463,545	$452,771
Change during quarter	9,764	(39,999)
Long-term debt, less current portion	36,650	294,303	271,634	216,239
Total stockholders' equity per equivalent
common share (see Note)	38.90	35.80	34.81	35.25
Stockholders' equity per common share	39.39	36.30	35.33	36.12
Current ratio	1.53	4.12	4.75	4.45

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company's 2015 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $12,465,000 in the first nine months of fiscal 2016, compared to net cash used in operating activities of $15,832,000 in the first nine months of fiscal 2015.  The $3,367,000 decrease in cash used is primarily attributable to increased net earnings of $33,479,000 as previously discussed, a $8,669,000 increase in the impairment provision, a $8,433,000 increase in cash provided by income taxes, a $4,772,000 decrease is cash used by deferred taxes, a $3,969,000 increase in cash provided by other current assets, partially offset by a $34,499,000 higher increase in inventory in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015, a $17,092,000 decrease in the cash provided by Accounts Payable, Accrued Expenses and Other Liabilities, and a $4,162,000 decrease in cash provided by accounts receivable.

As compared to December 27, 2014, inventory increased $84,032,000 to $631,181,000 at December 26, 2015.  The components of the inventory increase reflect a $76,427,000 increase in finished goods, a $2,952,000 decrease in work in process and a $10,557,000 increase in raw materials and supplies.  The finished goods increase reflects higher inventory quantities and decreased sales volume as compared to the prior year.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $150,818,000 as of the end of the third quarter of 2016 as compared to $164,269,000 as of the end of the third quarter of 2015.

Cash used in investing activities was $30,024,000 in the first nine months of fiscal 2016 compared to cash used in investing activities of $37,887,000 in the first nine months of fiscal 2015.  Additions to property, plant and equipment were $6,396,000 in the first nine months of fiscal 2016 as compared to $21,905,000 in the first nine months of fiscal 2015.  In October 2015, the Company acquired Gray & Company for $23,784,000.  In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. for $16,308,000.

Cash provided by financing activities was $50,910,000 in the first nine months of fiscal 2016, which included borrowings of $301,232,000 and the repayment of $238,871,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal 2016. In addition, the Company paid down Notes Payable of $9,501,000 during the nine month period ended December 26, 2015 related to some interim notes which became operating leases.  During the nine months ended December 27, 2014, the Company repurchased $9,201,000 of its Class A Common Stock as treasury stock.

During December 2015, the Company exercised $75 million for the in-season facility and $100 million for the off-season facility of the remaining $150 million accordion feature of its existing revolving credit facility pursuant to the Second Amended and Restated Loan and Security Agreement dated July 20, 2011.  Maximum borrowings under the Revolver total $400,000,000 from April through July and $475,000,000 from August through March.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of December 26, 2015, the interest rate was approximately 1.82% on a balance of $309,211,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At December 26, 2015, the Company was in compliance with all such financial covenants.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 26, 2015

New Accounting Standards

Refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues are typically higher in the second and third fiscal quarters. This is due in part because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to B&G at the end of each pack cycle, which typically occurs during these quarters.  B&G buys the product from the Company at cost plus a specified fee for each equivalent case.  See the Critical Accounting Policies section below for further details.  The Company's non-Green Giant sales also exhibit seasonality with the third fiscal quarter generating the highest retail sales due to holidays that occur during that quarter.

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
December 26, 2015

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

Critical Accounting Policies

On October 30, 2015, the Company, B&G Foods North America ("B&G"), General Mills, Inc. and GMOL entered into a Relationship Transfer Agreement.  Pursuant to the terms of the Relationship Transfer Agreement (i) the Company has consented to the assignment by GMOL of the Second Amended and Restated Alliance Agreement ("Alliance Agreement") and certain related agreements to B&G in connection with the sale by GMOL of its Green Giant and Le Sueur businesses to B&G, (ii) effective upon such assignment, each of the Company and General Mills have released the other party from any future obligations under the Alliance Agreement and certain related agreements; (iii) effective upon such assignment, the Company and B&G have agreed to amend certain terms of the Alliance Agreement; (iv) the Company and B&G have agreed to cooperate and negotiate in good faith to enter into new agreements to replace or supplement the Alliance Agreement and certain related agreements as soon as practicable and (v) GMOL has agreed to pay Seneca for this assignment $24,275,000 at the closing of the sale of GMOL's Green Giant and Le Sueur business to B&G. The effective date of the assignment was November 2, 2015.

During the nine months ended December 26, 2015, the Company sold $126,050,000 of Green Giant finished goods inventory to General Mills Operations, LLC ("GMOL") for cash, on a bill and hold basis, as compared to $138,641,000 for the nine months ended December 27, 2014.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to GMOL.  The Company believes it has met the revenue recognition criteria required for bill and hold treatment.

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
December 26, 2015

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 26, 2015, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.                            Legal Proceedings

Refer to footnote 12 to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q.

Item 1A.                            Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Form 10-K for the period ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased (1)		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
10/01/15 –	-	-	$-	$-	-	-
10/31/15
11/01/15 –	2,018	-	27.01	-	-	-
11/30/15
12/01/15 –	14,426	-	27.02	-	-	-
12/31/15
Total	16,444	-	$27.02	$-	-	1,267,354

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Mine Safety Disclosures

None.

Item 5.                                Other Information

None.

Item 6.                                Exhibits

10.1	Eighth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of November 2, 2015 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (filed herewith).

10.2	Ninth Amendment to the Second Amended and Restated Loan and Security Agreement dated as of December 23, 2015 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent and issuing bank, RBS Citizens, N.A., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated with RBS Citizens, N.A., as joint lead arrangers (filed herewith).

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the three and nine months ended December 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net earnings (loss), (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders' equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
February 2, 2016
                                                                                                                                                                                                 Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
February 2, 2016
                                                                                                                                                                                                Timothy J. Benjamin
                                                                                                                                                                                               Chief Financial Officer