Form 10-Q
period 2016-07-02
Seneca Foods Corp
filed 2016-07-29
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 2, 2016	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16‑0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 22, 2016
Common Stock Class A, $.25 Par	7,904,422
Common Stock Class B, $.25 Par	1,894,321

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-July 2, 2016, June 27, 2015 and	1
	March 31, 2016

	Condensed Consolidated Statements of Net (Loss) Earnings-Three Months Ended
	July 2, 2016 and June 27, 2015	2

	Condensed Consolidated Statements of Comprehensive (Loss) Income-Three Months Ended
	July 2, 2016 and June 27, 2015	2

	Condensed Consolidated Statements of Cash Flows-Three Months Ended
	July 2, 2016 and June 27, 2015	3

	Condensed Consolidated Statement of Stockholders' Equity-Three Months Ended
	July 2, 2016	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Mine Safety Disclosures	20

Item 5	Other Information	20

Item 6	Exhibits	20

SIGNATURES		22

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	July 2,	June 27,	March 31,
	2016	2015	2016
ASSETS

Current Assets:
Cash and Cash Equivalents	$12,487	$7,926	$8,602
Accounts Receivable, Net	66,354	54,311	76,788
Assets Held For Sale	5,025	-	5,025
Inventories:
Finished Goods	349,495	278,843	366,911
Work in Process	14,616	7,731	17,122
Raw Materials and Supplies	222,718	195,982	183,674
Total Inventories	586,829	482,556	567,707
Deferred Income Taxes, Net	-	6,952	-
Other Current Assets	22,954	12,571	15,765
Total Current Assets	693,649	564,316	673,887
Property, Plant and Equipment, Net	193,040	181,885	188,837
Deferred Income Taxes, Net	12,929	15,062	12,897
Other Assets	20,363	18,018	19,706
Total Assets	$919,981	$779,281	$895,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$32	$402
Accounts Payable	102,501	86,269	67,410
Accrued Payroll	7,999	6,861	9,438
Accrued Vacation	12,022	11,411	11,792
Other Accrued Expenses	25,735	20,353	27,627
Income Taxes Payable	168	1,721	2,974
Current Portion of Long-Term Debt and Capital Lease Obligations	31,154	2,570	279,815
Total Current Liabilities	179,579	129,217	399,458
Long-Term Debt, Less Current Portion	276,642	235,334	35,967
Capital Lease Obligations, Less Current Portion	7,910	-	4,988
Pension Liabilities	39,304	57,302	37,798
Other Long-Term Liabilities	11,904	3,420	11,942
Total Liabilities	515,339	425,273	490,153
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	1,338	1,344	1,344
Common Stock, $.25 Par Value Per Share	3,024	3,024	3,023
Additional Paid-in Capital	97,378	97,364	97,373
Treasury Stock, at cost	(66,167)	(61,980)	(65,709)
Accumulated Other Comprehensive Loss	(28,396)	(31,804)	(28,396)
Retained Earnings	397,465	346,060	397,539
Total Stockholders' Equity	404,642	354,008	405,174
Total Liabilities and Stockholders' Equity	$919,981	$779,281	$895,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	July 2,	June 27,
	2016	2015

Net Sales	$252,614	$226,258

Costs and Expenses:
Cost of Product Sold	232,639	205,359
Selling, General and Administrative	17,205	15,056
Plant Restructuring Charge (Credit)	1,185	(81)
Other Operating Income	(12)	(336)
Total Costs and Expenses	251,017	219,998
Operating Income	1,597	6,260
Earnings From Equity Investment	(437)	-
Interest Expense, Net	2,144	1,692
(Loss) Earnings Before Income Taxes	(110)	4,568

Income Taxes (Benefit) Expense	(48)	1,600
Net (Loss) Earnings	$(62)	$2,968

(Loss) Earnings Applicable to Common Stock	$(67)	$2,925

Basic (Loss) Earnings per Common Share	$(0.01)	$0.30

Diluted (Loss) Earnings per Common Share	$(0.01)	$0.29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	July 2,	June 27,
	2016	2015

Comprehensive (loss) income:
Net (loss) earnings	$(62)	$2,968
Change in pension and post retirement benefits (net of tax)	-	-
Total	$(62)	$2,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended
	July 2, 2016	June 27, 2015
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(62)	$2,968
Adjustments to Reconcile Net (Loss) Earnings to
Net Cash Provided by Operations:
Depreciation & Amortization	5,911	5,315
Loss (Gain) on the Sale of Assets	6	(76)
Impairment Provision	1,185	(81)
Earnings From Equity Investment	(437)	-
Deferred Income Tax Benefit	(32)	(188)
Changes in Operating Assets and Liabilities:
Accounts Receivable	10,434	15,526
Inventories	(19,122)	(10,144)
Other Current Assets	(7,189)	14,868
Income Taxes	(2,806)	(66)
Accounts Payable, Accrued Expenses
and Other Liabilities	31,861	17,720
Net Cash Provided by Operations	19,749	45,842
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(6,380)	(1,759)
Proceeds from the Sale of Assets	15	83
Net Cash Used In Investing Activities	(6,365)	(1,676)
Cash Flow from Financing Activities:
Long-Term Borrowing	61,745	17,584
Payments on Long-Term Debt and Capital Lease Obligations	(70,252)	(53,844)
Payments on Notes Payable	(402)	(9,871)
Other Assets	(120)	(14)
Purchase of Treasury Stock	(458)	(703)
Dividends	(12)	-
Net Cash Used in Financing Activities	(9,499)	(46,848)
Net Increase (Decrease) in Cash and Cash Equivalents	3,885	(2,682)
Cash and Cash Equivalents, Beginning of the Period	8,602	10,608
Cash and Cash Equivalents, End of the Period	$12,487	$7,926

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Issued Under Capital Leases	$3,443	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2016	$1,344	$3,023	$97,373	$(65,709)	$(28,396)	$397,539
Net loss	-	-	-	-	-	(62)
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Preferred stock conversion	(6)	1	5	-	-	-
Purchase treasury stock	-	-	-	(458)	-	-
Balance July 2, 2016	$1,338	$3,024	$97,378	$(66,167)	$(28,396)	$397,465

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
July 2, 2016	200,000	1,400,000	90,351	500	20,000,000	10,000,000
Shares outstanding:
July 2, 2016	200,000	807,240	90,351	500	7,904,422	1,894,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2016

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of July 2, 2016 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2016 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the period ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year.
During the three months ended July 2, 2016, the Company sold $8,702,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $3,483,000 for the three months ended June 27, 2015.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company's 2016 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2016 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated.  Certain percentage tables may not foot due to rounding.

Reclassifications--Certain previously reported amounts have been reclassified to conform to the current period classification.

2.	Acquisitions

On October 30, 2015, the Company completed the acquisition of 100% of the stock of Gray & Company. The business, based in Hart, Michigan, is a processor of maraschino cherries and a provider of glace or candied fruit products. This acquisition includes a plant in Dayton, Oregon. The purchase price was approximately $23,784,000 (net of cash acquired) plus the assumption of certain liabilities. In conjunction with the closing, the Company paid off $12,034,000 of liabilities acquired. The rationale for the acquisition was twofold: (1) the business is a complementary fit with our existing business and (2) it provides an extension of our product offerings. This acquisition was financed with proceeds from the Company's revolving credit facility. The purchase price to acquire Gray & Company was allocated based on the internally developed fair value of the assets acquired and liabilities assumed and the independent valuation of inventory, intangibles, and property, plant, and equipment. The purchase price of $23,784,000 has been allocated as follows (in thousands):

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2016

Purchase Price (net of cash received)	$23,784

Allocated as follows:
Current assets	$36,647
Other long-term assets	1,395
Property, plant and equipment	13,654
Deferred taxes	(7,710)
Other long-term liabilities	(4,120)
Current liabilities	(16,082)
Total	$23,784

In February 2016, the Company completed the acquisition of 100% of the stock of Diana Fruit Co., Inc.  The business, based in Santa Clara, California, is a processor of maraschino cherries and cherries for fruit cocktail.  The purchase price was approximately $15,011,000 (net of cash acquired) plus the assumption of certain liabilities.  In conjunction with the closing, the Company paid off $1,441,000 of liabilities acquired.  The rationale for the acquisition was the business is a complementary fit with the recent acquisition of Gray & Company.  This acquisition was financed with proceeds from the Company's revolving credit facility.  The purchase price to acquire Diana was allocated based on the internally developed fair value of the assets acquired and liabilities assumed and the independent valuation of inventory, intangibles, and property, plant, and equipment.  The purchase price of $15,011,000 has been allocated as follows (in thousands):

Purchase Price (net of cash received)	$15,011

Allocated as follows:
Current assets	$16,834
Other long-term assets	509
Property, plant and equipment	872
Deferred taxes	428
Current liabilities	(3,632)
Total	$15,011

3.	Inventories

First-In, First-Out ("FIFO") based inventory costs exceeded Last-In, First-Out (LIFO) based inventory costs by $141,174,000 as of the end of the first quarter of fiscal 2017 as compared to $162,431,000 as of the end of the first quarter of fiscal 2016. The LIFO Reserve increased by $1,899,000 in the first three months of fiscal 2017 compared to a decrease $1,637,000 in the first three months of fiscal 2016. This reflects the projected impact of an overall cost increase expected in fiscal 2017 versus fiscal 2016.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2016

4.	Revolving Credit Facility

The Company completed the closing of a new five-year revolving credit facility ("Revolver") on July 5, 2016. Maximum borrowings under the Revolver total $400,000,000 from April through July and $500,000,000 from August through March. The Revolver balance as of July 2, 2016 was $264,000,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.

The increase in average amount of Revolver borrowings during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was attributable to the acquisitions of Gray & Company and Diana Fruit Co., Inc. totaling $38,795,000, stock buyback of $4,187,000 made during the last year ended July 2, 2016 and total Inventories, excluding the inventories of the acquisitions, which are $64,896,000 higher than the same period last year, partially offset by operating results in the last year ended July 2, 2016 of $51,428,000.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the first quarters of fiscal 2017 and fiscal 2016:

	First Quarter
	2017	2016
	(In thousands)
Reported end of period:
Outstanding borrowings	$264,000	$197,350
Weighted average interest rate	1.95%	1.95%
Reported during the period:
Maximum amount of borrowings	$274,629	$233,000
Average outstanding borrowings	$255,114	$207,475
Weighted average interest rate	1.95%	1.94%

5.	Stockholders' Equity

During the three-month period ended July 2, 2016, the Company repurchased 14,400 shares or $458,000 of its Class A Common Stock as Treasury Stock.  As of July 2, 2016, there are 2,295,950 shares or $66,167,000 of repurchased stock.  These shares are not considered outstanding.

6.	Retirement Plans The net periodic benefit cost for the Company's pension plan consisted of:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2016

	Three Months Ended
	July 2,	June 27,
(In thousands)	2016	2015
Service Cost	$2,159	$2,519
Interest Cost	1,919	2,177
Expected Return on Plan Assets	(2,978)	(2,625)
Amortization of Actuarial Loss	679	844
Amortization of Transition Asset	27	27
Net Periodic Benefit Cost	$1,806	$2,942

There was a contribution of $300,000 to the pension plan in the three month period ended July 2, 2016.  There was a contribution of $600,000 to the pension plan in the three month period ended June 27, 2015.

7.	Plant Restructuring The following table summarizes the restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2016	$-	$4,975	$3,897	$8,872
First quarter charge (credit)	127	(6)	1,064	1,185
Cash payments/write offs	(29)	240	(1,317)	(1,106)
Balance July 2, 2016	$98	$5,209	$3,644	$8,951

Balance March 31, 2015	$715	$264	$270	$1,249
First quarter credit	(81)	-	-	(81)
Cash payments/write offs	(597)	-	(97)	(694)
Balance June 27, 2015	$37	$264	$173	$474

During 2016, the Company recorded a restructuring charge of $10,302,000 related to the closing of a plant in the Northwest of which $162,000 was related to severance cost, $5,065,000 was related to asset impairments (contra fixed assets), and $5,075,000 was related to other costs (mostly operating lease costs).

During the quarter ended July 2, 2016, the Company recorded an additional restructuring charge of $1,185,000 related to this closing of a plant in the Northwest of which $127,000 was related to severance cost, $1,025,000 was related to equipment relocation costs, and $33,000 was related to other costs.

8.	Other Operating Income and Expense

During the three months ended July 2, 2016, the Company sold unused fixed assets which resulted in a loss of $6,000 as compared to a gain of $76,000 during the three months ended June 27, 2015. Also during the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $60,000. These net gains and losses are included in other operating income and loss in the Unaudited Condensed Consolidated Statements of Net (Loss) Earnings.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2016

9.	Recently Issued Accounting Standards

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases.  The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018 (beginning fiscal 2020), including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended July 2, 2016.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2016

10.	Earnings per Common Share (Loss) earnings per share for the quarters ended July 2, 2016 and June 27, 2015 are as follows:

	F I R S T Q U A R T E R
	Fiscal	Fiscal
(Thousands except per share amounts)	2017	2016

Basic

Net (loss) earnings	$(62)	$2,968
Deduct preferred stock dividends paid	6	6

Undistributed (loss) earnings	(68)	2,962
(Loss) earnings attributable to participating preferred	(1)	37

(Loss) earnings attributable to common shareholders	$(67)	$2,925

Weighted average common shares outstanding	9,808	9,888

Basic (loss) earnings per common share	$(0.01)	$0.30

Diluted

(Loss) earnings attributable to common shareholders	$(67)	$2,925
Add dividends on convertible preferred stock	5	5

(Loss) earnings attributable to common stock on a diluted basis	$(62)	$2,930

Weighted average common shares outstanding-basic	9,808	9,888

Additional shares issued related to the equity compensation plan	3	5

Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	9,878	9,960

Diluted (loss) earnings per common share	$(0.01)	$0.29

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2, 2016

11.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt and capital lease obligations (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $307,105,000 and an estimated fair value of $307,685,000 as of July 2, 2016.  As of March 31, 2016, the carrying amount was $315,539,000 and the estimated fair value was $315,478,000.  Capital lease obligation, including current portion had a carrying amount of $8,601,000 and an estimated fair value of $8,453,000 as of July 2, 2016.  As of March 31, 2016, the carrying amount was $5,231,000 and the estimated fair value was $5,076,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12.	Income Taxes

The effective tax rate was 43.6% and 35.0% for the three month periods ended July 2, 2016 and June 27, 2015, respectively. The 8.6 percentage point increase in the effective tax rate represents an increase in tax expense as a percentage of book income when compared to the same period last year. The major contributor to this increase is with the federal credits for R & D, WOTC and fuel plus state credits. These credits are largely fixed and with the relatively low pre-tax loss for the three months ended July 2, 2016, these credits add to the credit provision and are a larger percentage of pre-tax loss in comparison to the three months ended June 27, 2015. This accounts for 7.6 percent of the increase.

13.	Interim Notes

During fiscal 2016, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates. As of March 31, 2016, one of these interim notes had not been converted into a capital lease since the equipment was not delivered. This note for $402,000 was converted into a capital lease during the quarter ended July 2, 2016. Therefore there is no balance in notes payable in the accompanying Condensed Consolidated Balance Sheets as of July 2, 2016.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 2, 2016

Seneca Foods Corporation (the "Company") is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States.  The Company's product offerings include canned, frozen and bottled produce and snack chips.  Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby's®, Aunt Nellie's®, Cherryman®, READ® and Seneca Farms®.  The Company's canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs.  In addition, the Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for B&G Foods North America ("B&G") under a contract packing agreement.

The Company's raw product is harvested mainly between June through November.

Results of Operations:

Sales:

First fiscal quarter 2017 results include net sales of $252,614,000 which represents a 11.6% increase, or $26,356,000, from the first quarter of fiscal 2016.  The increase in sales is attributable to a sales volume increase of $29,885,000 partially offset by lower selling prices/unfavorable sales mix of $3,529,000.   The increase in sales is primarily from a $24,428,000 increase in Canned Fruit Sales (including $19,698,000 from our recent Gray & Company and Diana Fruit Co., Inc. acquisitions) and a $5,391,000 increase in Green Giant, partially offset by a $5,152,000 decrease in Canned Vegetables.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 2, 2016

The following table presents sales by product category:

	Three Months Ended
	July 2,	June 27,
(In millions)	2016	2015
Canned Vegetables	$141.3	$146.4
B&G*	10.2	4.8
Frozen	23.2	21.3
Fruit Products	69.2	44.8
Snack	3.9	3.2
Other	4.8	5.8
	$252.6	$226.3

*B&G includes frozen vegetable sales exclusively for B&G.

Operating Income:

 The following table presents components of operating income as a percentage of net sales:

	Three Months Ended
	July 2,	June 27,
	2016	2015
Gross Margin	7.9%	9.2%

Selling	3.3%	3.3%
Administrative	3.5%	3.3%
Plant Restructuring	0.5%	-%
Other Operating Income	-%	(0.1)%

Operating Income	0.6%	2.7%

Interest Expense, Net	0.8%	0.7%

For the three month period ended July 2, 2016, gross margin decreased from the prior year quarter from 9.2% to 7.9% due primarily to lower net selling prices (after considering promotions) compared to the prior year and a larger LIFO charge in the current year as compared to the prior year, partially offset by lower unit costs in the current year than the prior year.  The LIFO charge for the first quarter ended July 2, 2016 was $1,899,000 as compared to a LIFO credit of $1,637,000 for the first quarter ended June 27, 2015 and reflects the impact on the quarter of increased inflationary cost increases expected in fiscal 2017, compared to fiscal 2016.  On an after-tax basis, LIFO decreased the net earnings by $1,234,000 for the quarter ended July 2, 2016 and increased net earnings by $1,064,000 for the quarter ended June 27, 2015, based on the statutory federal income tax rate.

For the three month period ended July 2, 2016, selling costs as a percentage of sales are unchanged at 3.3% from the same period in the prior year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 2, 2016

For the three month period ended July 2, 2016, administrative expense as a percentage of sales increased from 3.3% to 3.5% due primarily to higher payroll and travel expenses during the current period than the prior period.

During the three months ended July 2, 2016, the Company sold unused fixed assets which resulted in a loss of $6,000 as compared to a gain of $76,000 during the three months ended June 27, 2015.  Also during the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $60,000.  These net gains and losses are included in other operating income and loss in the Unaudited Condensed Consolidated Statements of Net (Loss) Earnings.

Interest expense, as a percentage of sales, increased from 0.7% for the quarter ended June 27, 2015 to 0.8% for the quarter ended July 2, 2016. This increase was due to higher interest expense related to the Company's Revolver due to the increased borrowings to finance the two acquisitions plus purchases of treasury stock and inventory during the last year.

Income Taxes:

The effective tax rate was 43.6% and 35.0% for the three month periods ended July 2, 2016 and June 27, 2015, respectively. The 8.6 percentage point increase in the effective tax rate represents an increase in tax expense as a percentage of book income when compared to the same period last year.  The major contributor to this increase is with the federal credits for R & D, WOTC and fuel plus state credits. These credits are largely fixed and with the with the relatively low pre-tax loss for the three months ended July 2, 2016, these credits add to the credit provision and are a larger percentage of pre-tax loss in comparison to the three months ended June 27, 2015.  This accounts for 7.6 percent of the increase.

(Loss) Earnings per Share:

Basic (loss) earnings per share were $(0.01) and $0.30 for the three months ended July 2, 2016 and June 27, 2015, respectively.  Diluted (loss) earnings per share were $(0.01) and $0.29 for the three months ended June 2, 2016 and June 27, 2015, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	July 2,	June 27,	March 31,	March 31,
(In thousands except ratios)	2016	2015	2016	2015

Working capital:
Balance	$514,070	$435,099	$274,429	$463,545
Change during quarter	239,641	(28,446)
Long-term debt, less current portion	276,642	235,334	35,967	271,634
Total stockholders' equity per equivalent
common share (see Note)	40.64	35.11	40.63	34.81
Stockholders' equity per common share	41.16	35.54	41.15	35.33
Current ratio	3.86	4.37	1.69	4.72

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company's 2016 Annual Report on Form 10-K for conversion details.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 2, 2016
As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $19,749,000 in the first three months of fiscal 2017, compared to $45,842,000 in the first three months of fiscal 2016.  The $26,093,000 decrease in cash provided is primarily attributable to a $22,057,000 increase in cash used by other current assets, a $8,978,000 increase in cash used for inventory in the first three months of fiscal 2017 as compared to the first three months of fiscal 2016, a $5,092,000 decrease in cash provided by accounts receivable, decreased net earnings of $3,030,000,  and a $2,740,000 increase in cash used for income taxes, partially offset by a $14,141,000 increase in cash provided by accounts payable, accrued expenses and other liabilities.

As compared to June 27, 2015, inventory increased $104,273,000 to $586,829,000 at July 2, 2016 (including $39,377,000 increase from the two acquisitions).  The components of the inventory increase reflect a $70,652,000 increase in finished goods, a $6,885,000 increase in work in process and a $26,736,000 increase in raw materials and supplies.  The finished goods increase reflects higher inventory quantities attributable to the higher fiscal year 2017 pack versus fiscal year 2016 pack.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $141,174,000 as of the end of the first quarter of 2017 as compared to $162,431,000 as of the end of the first quarter of 2016.

Cash used in investing activities was $6,365,000 in the first three months of fiscal 2017 compared to cash used in investing activities of $1,676,000 in the first three months of fiscal 2016.    Additions to property, plant and equipment were $6,380,000 in the first three months of fiscal 2017 as compared to $1,759,000 in first three months of fiscal 2016.

Cash used in financing activities was $9,499,000 in the first three months of fiscal 2017, which included borrowings of $61,745,000 and the repayment of $70,252,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2017.  During the three months ended June 27, 2015, the Company repurchased $458,000 of its Class A Common Stock as treasury stock.  In addition, the Company paid down Notes Payable of $402,000 during the three months ended July 2, 2016 related to some interim notes which became operating leases.

The Company completed the closing of a new five-year revolving credit facility on July 5, 2016.  Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 20, 2016.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of July 2, 2016, the interest rate was approximately 1.95% on a balance of $264,000,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At July 2, 2016, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 2, 2016

Seasonality

The Company's revenues are typically higher in the second and third fiscal quarters. This is due in part because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to B&G either weekly during production for specialty items, or at the end of each pack cycle, which typically occurs during these quarters.  B&G buys the product from the Company at cost plus a specified fee for each equivalent case.  See the Critical Accounting Policies section below for further details.  The Company's non-Green Giant sales also exhibit seasonality with the third fiscal quarter generating the highest retail sales due to holidays that occur during that quarter.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 2, 2016

Critical Accounting Policies

During the three months ended July 2, 2016, the Company sold $8,702,000 of Green Giant finished goods inventory to B&G Foods North America ("B&G") for cash, on a bill and hold basis, as compared to $3,483,000 for the three months ended June 27, 2015.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G.  The Company believes it has met the criteria required for bill and hold treatment.

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

The Company uses the lower of cost, determined under the LIFO (last-in, first out) method, or market, to value substantially all of its inventories.  In a high inflation environment that the Company was experiencing, the Company believes that the LIFO method was preferable over the FIFO method because it better compares the cost of current production to current revenue.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company's exposure to market risk since March 31, 2016.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 2, 2016, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1. Legal Proceedings

Refer to footnote 13 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Form 10-K for the period ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of			Average Price Paid		Total Number	Maximum Number
	Shares Purchased			per Share		of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A		Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common		Common	Common	Common	Programs	Programs
4/01/16 –	-		-	$-	$-	-
4/30/16
5/01/16 –	14,400	(1)	-	$31.86	$-	-
5/31/16
6/01/16 –	-		-	$-	$-	-
6/30/16
Total	14,400		-	$31.86	$-	-	1,194,103

(1)  Of these shares, all 14,400 were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the months ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net (loss) earnings, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders' equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
July 29, 2016
 Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
July 29, 2016
 Timothy J. Benjamin
 Chief Financial Officer