Form 10-Q
period 2016-10-01
Seneca Foods Corp
filed 2016-11-07
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 1, 2016	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16‑0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 27, 2016
Common Stock Class A, $.25 Par	7,884,911
Common Stock Class B, $.25 Par	1,894,221

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-October 1, 2016, September 26, 2015 and
	March 31, 2016	1

	Condensed Consolidated Statements of Net Earnings-Three and Six Months Ended
	October 1, 2016 and September 26, 2015	2

	Condensed Consolidated Statements of Comprehensive Income-Three and Six Months Ended
	October 1, 2016 and September 26, 2015	2

	Condensed Consolidated Statements of Cash Flows-Six Months Ended
	October 1, 2016 and September 26, 2015	3

	Condensed Consolidated Statement of Stockholders' Equity-Six Months Ended
	October 1, 2016	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	21

SIGNATURES		23

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	October 1,	September 26,	March 31,
	2016	2015	2016
ASSETS

Current Assets:
Cash and Cash Equivalents	$10,124	$9,397	$8,602
Accounts Receivable, Net	102,727	83,296	76,788
Assets Held For Sale	5,025	-	5,025
Inventories:
Finished Goods	639,603	631,467	366,911
Work in Process	18,098	7,107	17,122
Raw Materials and Supplies	114,295	123,129	183,674
Total Inventories	771,996	761,703	567,707
Deferred Income Taxes, Net	-	6,674	-
Other Current Assets	15,157	13,251	15,765
Total Current Assets	905,029	874,321	673,887
Property, Plant and Equipment, Net	207,474	178,370	188,837
Deferred Income Tax Asset, Net	15,364	17,335	12,897
Other Assets	20,847	17,583	19,706
Total Assets	$1,148,714	$1,087,609	$895,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$-	$402
Accounts Payable	237,008	265,578	67,410
Accrued Vacation	11,936	11,499	11,792
Accrued Payroll	10,120	13,440	9,438
Other Accrued Expenses	39,243	25,732	27,627
Income Taxes Payable	4,172	3,886	2,974
Current Portion of Long-Term Debt and Capital Lease Obligations	9,987	307,080	279,815
Total Current Liabilities	312,466	627,215	399,458
Long-Term Debt, Less Current Portion	354,905	37,322	35,967
Capital Lease Obligations, Less Current Portion	18,425	-	4,988
Pension Liabilities	41,119	60,245	37,798
Other Long-Term Liabilities	11,559	3,222	11,942
Total Liabilities	738,474	728,004	490,153
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	1,338	1,344	1,344
Common Stock, $.25 Par Value Per Share	3,024	3,023	3,023
Additional Paid-in Capital	97,395	97,373	97,373
Treasury Stock, at Cost	(66,730)	(62,913)	(65,709)
Accumulated Other Comprehensive Loss	(28,396)	(31,804)	(28,396)
Retained Earnings	403,609	352,582	397,539
Total Stockholders' Equity	410,240	359,605	405,174
Total Liabilities and Stockholders' Equity	$1,148,714	$1,087,609	$895,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015

Net Sales	$357,247	$313,202	$609,861	$539,460

Costs and Expenses:
Cost of Product Sold	327,035	284,129	559,674	489,488
Selling, General and Administrative	18,702	17,394	35,907	32,450
Plant Restructuring Charge (Credit)	277	15	1,462	(66)
Other Operating Expense (Income)	31	(67)	19	(403)
Total Costs and Expenses	346,045	301,471	597,062	521,469
Operating Income	11,202	11,731	12,799	17,991
Loss (Earnings) From Equity Investment	270	86	(167)	86
Interest Expense, Net	2,151	1,889	4,295	3,581
Earnings Before Income Taxes	8,781	9,756	8,671	14,324

Income Taxes Expense	2,637	3,234	2,589	4,834
Net Earnings	$6,144	$6,522	$6,082	$9,490

Earnings Applicable to Common Stock	$6,082	$6,456	$6,014	$9,376

Basic Earnings per Common Share	$0.62	$0.65	$0.61	$0.95

Diluted Earnings per Common Share	$0.62	$0.65	$0.61	$0.94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015

Comprehensive income:
Net earnings	$6,144	$6,522	$6,082	$9,490
Change in pension and post retirement benefits (net of tax)	-	-	-	-
Total	$6,144	$6,522	$6,082	$9,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Six Months Ended
	October 1, 2016	September 26, 2015
Cash Flows from Operating Activities:
Net Earnings	$6,082	$9,490
Adjustments to Reconcile Net Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	12,018	10,487
Loss (Gain) on the Sale of Assets	48	(143)
Impairment Provision (Benefit)	1,462	(66)
(Earnings) Loss From Equity Investment	(167)	86
Deferred Income Tax Benefit	(2,467)	(2,183)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(25,939)	(13,459)
Inventories	(204,289)	(289,291)
Other Current Assets	608	14,448
Income Taxes	1,198	2,099
Accounts Payable, Accrued Expenses
and Other Liabilities	183,025	211,664
Net Cash Used in Operations	(28,421)	(56,868)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(14,518)	(3,111)
Proceeds from the Sale of Assets	13	155
Net Cash Used in Investing Activities	(14,505)	(2,956)
Cash Flow from Financing Activities:
Long-Term Borrowing	183,744	154,763
Payments on Long-Term Debt	(136,613)	(84,525)
Payment on Notes Payable	(402)	(9,903)
Other Assets	(1,248)	(74)
Purchase of Treasury Stock	(1,021)	(1,636)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	44,448	58,613

Net Increase (Decrease) in Cash and Cash Equivalents	1,522	(1,211)
Cash and Cash Equivalents, Beginning of the Period	8,602	10,608
Cash and Cash Equivalents, End of the Period	$10,124	$9,397

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$15,416	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2016	$1,344	$3,023	$97,373	$(65,709)	$(28,396)	$397,539
Net earnings	-	-	-	-	-	6,082
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	17	-	-	-
Preferred stock conversion	(6)	1	5	-	-	-
Purchase treasury stock	-	-	-	(1,021)	-	-
Balance October 1, 2016	$1,338	$3,024	$97,395	$(66,730)	$(28,396)	$403,609

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
October 1, 2016	200,000	1,400,000	90,351	500	20,000,000	10,000,000
Shares outstanding:
October 1, 2016	200,000	807,240	90,351	500	7,885,485	1,894,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 1, 2016

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of October 1, 2016 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2016 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and six month periods ended October 1, 2016 are not necessarily indicative of the results to be expected for the full year.

 During the six months ended October 1, 2016, the Company sold $54,146,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $32,765,000 for the six months ended September 26, 2015.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G.  The Company believes it has met the criteria required for bill and hold treatment.

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
October 1, 2016

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

First-In, First-Out ("FIFO") based inventory costs exceeded LIFO based inventory costs by $143,650,000 as of the end of the second quarter of fiscal 2017 as compared to $162,480,000 as of the end of the second quarter of fiscal 2016. The change in the LIFO Reserve for the three months ended October 1, 2016 was an increase of $2,476,000 as compared to an increase of $50,000 for the three months ended September 26, 2015. The LIFO Reserve increased by $4,375,000 in the first six months of fiscal 2017 compared to a decrease of $1,587,000 in the first six months of fiscal 2016. This reflects the projected impact of an overall cost increase expected in fiscal 2017 versus fiscal 2016.

4. Revolving Credit Facility

 The Company completed the closing of a new five-year revolving credit facility ("Revolver") on July 5, 2016.  Maximum borrowings under the Revolver total $400,000,000 from April through July and   $500,000,000 from August through March.   The Revolver balance as of October 1, 2016 was $342,935,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 5, 2021. The Company utilizes its Revolver for

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 1, 2016

    general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.

The increase in average amount of Revolver borrowings during the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was attributable to the acquisitions of $38,795,000 made during the last year ended March 2016, the pay off of $22,596,000 of Industrial Revenue Bonds, Accounts Receivables which are $19,431,000 higher than the same period last year and total Inventories which are $10,293,000 higher than the same period last year, partially offset by operating results in the last year ended October 1, 2016 of $51,050,000.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the second quarter and year-to-date periods of fiscal 2017 and fiscal 2016:

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$342,935	$304,468	$342,935	$304,468
Weighted average interest rate	1.88%	1.99%	1.88%	1.99%
Reported during the period:
Maximum amount of borrowings	$361,800	$304,468	$361,800	$304,468
Average outstanding borrowings	$314,102	$242,255	$284,287	$225,112
Weighted average interest rate	1.78%	1.96%	1.93%	1.95%

5.	Stockholders' Equity

During the six-month period ended October 1, 2016, the Company repurchased 31,500 shares or $955,000 of its Class A Common Stock as Treasury Stock and 1,837 shares or $66,000 of its Class B Common Stock also as Treasury Stock. As of October 1, 2016, there are 2,314,887 shares or $66,730,000 of repurchased stock. These shares are not considered outstanding.

6.	Retirement Plans The net periodic benefit cost for the Company's pension plan consisted of:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 1, 2016
	Three Months Ended		Six Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
	(In thousands)
Service Cost	$2,164	$2,519	$4,328	$5,039
Interest Cost	1,919	2,177	3,838	4,355
Expected Return on Plan Assets	(2,978)	(2,625)	(5,958)	(5,252)
Amortization of Actuarial Loss	679	844	1,358	1,687
Amortization of Transition Asset	27	27	55	55
Net Periodic Benefit Cost	$1,811	$2,942	$3,621	$5,884

There was a contribution of $300,000 to the pension plan in the six month period ended October 1, 2016.  There was a contribution of $600,000 made in the six month period ended September 26, 2015.

7.	Plant Restructuring The following table summarizes the restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2016	$-	$4,975	$3,897	$8,872
First quarter charge (credit)	127	(6)	1,064	1,185
Second quarter charge (credit)	112	(286)	451	277
Cash payments/write offs	(123)	240	(3,242)	(3,125)
Balance October 1, 2016	$116	$4,923	$2,170	$7,209

Balance March 31, 2015	$715	$264	$270	$1,249
First quarter credit	(81)	-	-	(81)
Second quarter charge	15	-	-	15
Cash payments/write offs	(649)	-	(240)	(889)
Balance September 26, 2015	$-	$264	$30	$294

During 2016, the Company recorded a restructuring charge of $10,302,000 related to the closing of a plant in the Northwest of which $162,000 was related to severance cost, $5,065,000 was related to asset impairments (contra fixed assets), and $5,075,000 was related to other costs (mostly operating lease costs).

During the quarter ended October 1, 2016, the Company recorded an additional restructuring charge of $277,000 related to the previous closing of a plant in the Northwest of which $112,000 was related to severance cost, $402,000 was related to equipment relocation costs, and a $237,000 credit which related to other costs, mostly a fixed assets impairment adjustment.  During the quarter ended July 2, 2016, the Company recorded an additional restructuring charge of $1,185,000 related to the previous closing of a plant in the Northwest of which $127,000 was related to severance cost, $1,025,000 was related to equipment relocation costs, and $33,000 was related to other costs.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 1, 2016
8.   Other Operating Income and Expense

During the six months ended October 1, 2016, the Company sold unused fixed assets which resulted in a loss of $48,000 as compared to a gain of $143,000 during the six months ended September 26, 2015.  During the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $60,000.  These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

9.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018 (beginning of fiscal 2019). Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018 (beginning fiscal 2020), including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended October 1, 2016.

10.	Earnings per Common Share Earnings per share for the quarters ended October 1, 2016 and September 26, 2015 are as follows:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 1, 2016
	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Basic

Net earnings	$6,144	$6,522	$6,082	$9,490
Deduct preferred stock dividends paid	6	6	12	12

Undistributed earnings	6,138	6,516	6,070	9,478
Earnings attributable to participating preferred	56	60	56	102

Earnings attributable to common shareholders	$6,082	$6,456	$6,014	$9,376

Weighted average common shares outstanding	9,792	9,901	9,800	9,895

Basic earnings per common share	$0.62	$0.65	$0.61	$0.95

Diluted

Earnings attributable to common shareholders	$6,082	$6,456	$6,014	$9,376
Add dividends on convertible preferred stock	5	5	10	10

Earnings attributable to common stock on a diluted basis	$6,087	$6,461	$6,024	$9,386

Weighted average common shares outstanding-basic	9,792	9,901	9,800	9,895
Additional shares issuable related to the
equity compensation plan	3	2	3	2
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	9,862	9,970	9,870	9,964

Diluted earnings per common share	$0.62	$0.65	$0.61	$0.94

11.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $362,625,000 and an estimated fair value of $363,153,000 as of October 1, 2016.  As of March 31, 2016, the carrying amount was $315,539,000 and the estimated fair value was $315,478,000.  Capital lease obligations, including current portion had a carrying amount of $20,692,000 and an estimated fair value of $20,318,000 as of October 1, 2016.  As of March 31, 2016, the carrying amount was $5,231,000 and the estimated fair value was $5,076,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12. Income Taxes

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 1, 2016

     The Company tried to use the Annual Effective Tax Rate ("ETR") approach of ASC 740-270-25-2 (formerly FIN 18) to calculate its second quarter 2017 interim tax provision, but since the expected annual Pre-Tax Earnings is close to breakeven, the effective rate was very high (about 195%), and thus there was a significant variation in the customary relationship between Pre-Tax Earnings and Income Tax Provision during an interim period.  As allowed under FASB Interpretation (FIN) 18, Paragraph 82, now ASC 740-270-25-3, when calculating the ETR, it may be more appropriate to calculate the rate based on the year-to-date Pre-Tax Earnings which is what was done.  The prior year calculation followed the Annual Effective Tax Rate approach. The effective tax rate was 29.9% and 33.7% for the six month periods ended October 1, 2016 and September 26, 2015, respectively.  The 3.8 percentage point decrease in the effective tax rate represents a decrease in tax expense as a percentage of book income when compared to the same period last year.  The major contributor to this decrease is with the federal credits for R & D, WOTC and fuel plus state credits. These credits are largely fixed and with the relatively low pre-tax earnings for the six months ended October 1, 2016, these credits add to the credit provision and are a larger percentage of pre-tax earnings in comparison to the six months ended September 26, 2015.  This accounts for 2.9 percent of the decrease.

13.	Interim Notes

During fiscal 2016 and 2015, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates. As of October 1, 2016 and September 26, 2015, all of these interim notes have been converted into operating leases.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 1, 2016

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

Results of Operations:

Sales:

Second fiscal quarter 2017 results include net sales of $357,246,000, which represents a 14.1% increase, or $44,045,000, from the second quarter of fiscal 2016.  The net increase in sales is attributable to a sales volume increase of $87,022,000 partially offset by lower selling prices/sales mix of $42,977,000.  The increase in sales is primarily from a $34,417,000 increase in Canned Fruit sales ($20,960,000 from the acquisitions of Gray and Diana), a $14,441,000 increase in B&G Foods, Inc. sales and a $218,000 increase in Snack sales partially offset by a $4,639,000 decrease in Canned Vegetable sales, and a $793,000 decrease in Frozen sales.

Six months ended October 1, 2016 include net sales of $609,861,000, which represents a 13.1% increase, or $70,401,000, from the first six months of fiscal 2016.  The net increase in sales is attributable to a sales volume increase of $116,908,000, partially offset by lower selling prices/sales mix of $46,507,000.  The increase in sales is primarily from a $19,832,000 increase in B&G Foods, Inc. sales, a $58,844,000 increase in Canned Fruit sales ($41,076,000 from the acquisitions of Gray and Diana), a $1,112,000 increase in Frozen sales, and a $1,009,000 increase in Snack sales partially offset by a $9,790,000 decrease in Canned Vegetable sales.

The following table presents sales by product category (in millions):

		Three Months Ended		Six Months Ended
		October 1,	September 26,	October 1,	September 26,
		2016	2015	2016	2015
Canned Vegetables		$184.1	$188.7	$325.4	$335.2
B&G	*	57.2	42.8	67.4	47.6
Frozen		22.0	22.8	45.2	44.1
Fruit Products		84.3	49.9	153.5	94.6
Snack		3.7	3.5	7.7	6.7
Other		5.9	5.5	10.7	11.3
		$357.2	$313.2	$609.9	$539.5

*B&G includes frozen vegetable sales exclusively for B&G.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 1, 2016

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Gross Margin	8.5%	9.3%	8.2%	9.3%

Selling	2.6%	2.9%	2.9%	3.1%
Administrative	2.6%	2.7%	3.0%	2.9%
Plant Restructuring	0.1%	-%	0.2%	-%
Other Operating Income	-%	-%	-%	(0.1)%

Operating Income	3.2%	3.7%	2.1%	3.4%

Interest Expense, Net	0.6%	0.6%	0.7%	0.7%

For the three month period ended October 1, 2016, the gross margin decreased from the prior year quarter from 9.3% to 8.5% due primarily to lower net selling prices (after considering promotions) compared to prior year.  The LIFO charge for the second quarter ended October 1, 2016 was $2,476,000 as compared to a charge of $50,000 for the second quarter ended September 26, 2015 and reflects the impact on the quarter of higher cost increases expected in fiscal 2017, compared with smaller cost increases to fiscal 2016.  On an after-tax basis, LIFO net earnings decreased by $1,609,000 for the quarter ended October 1, 2016 and decreased LIFO net earnings by $33,000 for the quarter ended September 26, 2015, based on the statutory federal income tax rate.

For the six month period ended October 1, 2016, the gross margin decreased from the prior year period from 9.3% to 8.2% due primarily to lower net selling prices (after considering promotions) compared to the prior year and a higher LIFO charge in the current year as compared to a credit the prior year.  The LIFO charge for the six months ended October 1, 2016 was $4,375,000 as compared to a credit of $1,587,000 for the six months ended September 26, 2015 and reflects the impact on the six months of cost increases expected in fiscal 2017, compared to cost decreases in fiscal 2016.  On an after-tax basis, LIFO decreased net earnings by $2,844,000 for the six months ended October 1, 2016 and increased net earnings by $1,032,000 for the six months ended September 26, 2015, based on the statutory federal income tax rate.

For the three month period ended October 1, 2016, selling costs as a percentage of sales decreased from 2.9% to 2.6% for the same period in the prior year.  For the six month period ended October 1, 2016, selling costs as a percentage of sales decreased from 3.1% to 2.9% for the same period in the prior year. The three and six month decreases are primarily as a result of the Green Giant Alliance sales increase, which don't incur selling costs.

For the three month period ended October 1, 2016, administrative expense as a percentage of sales decreased from 2.7% to 2.6% due primarily to lower employment costs in the current year than the prior year.  For the six month period ended October 1, 2016, administrative expense as a percentage of sales increased from 2.9% to 3.0%.

During the six months ended October 1, 2016, the Company sold some unused fixed assets which resulted in a loss of $48,000.  During the six months ended September 26, 2015, the Company sold some unused fixed assets which resulted in a gain of $143,000. In addition, the Company reversed a provision for the Prop 65 litigation of

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 1, 2016

$200,000.  These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the second quarter ended October 1, 2016, as a percentage of sales, remained the same at 0.6% compared to second quarter ended September 26, 2015.  For the six month period ended October 1, 2016, interest expense as a percentage of sales remained the same at 0.7% compared to six months ended September 26, 2015.

Income Taxes:

The Company tried to use the Annual Effective Tax Rate ("ETR") approach of ASC 740-270-25-2 (formerly FIN 18) to calculate its second quarter 2017 interim tax provision, but since the expected annual Pre-Tax Earnings is close to breakeven, the effective rate was very high (about 195%), and thus there was a significant variation in the customary relationship between Pre-Tax Earnings and Income Tax Provision during an interim period.  As allowed under FASB Interpretation (FIN) 18, Paragraph 82, now ASC 740-270-25-3, when calculating the ETR, it may be more appropriate to calculate the rate based on the year-to-date Pre-Tax Earnings which is what was done.  The prior year calculation followed the Annual Effective Tax Rate approach. The effective tax rate was 29.9% and 33.7% for the six month periods ended October 1, 2016 and September 26, 2015, respectively.  The 3.8 percentage point decrease in the effective tax rate represents a decrease in tax expense as a percentage of book income when compared to the same period last year.  The major contributor to this decrease is with the federal credits for R & D, WOTC and fuel; plus state credits. These credits are largely fixed and with the relatively low pre-tax earnings for the six months ended October 1, 2016, these credits add to the credit provision and are a larger percentage of pre-tax earnings in comparison to the six months ended September 26, 2015.  This accounts for 2.9 percent of the decrease.

Earnings per Share:

Basic earnings per share were $0.62 and $0.65 for the three months ended October 1, 2016 and September 26, 2015, respectively.  Diluted earnings per share were $0.62 and $0.65 for the three months ended October 1, 2016 and September 26, 2015, respectively.  Basic earnings per share were $0.61 and $0.95 for the six months ended October 1, 2016 and September 26, 2015, respectively.  Diluted earnings per share were $0.61 and $0.94 for the six months ended October 1, 2016 and September 26, 2015, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 1, 2016
	October 1,	September 26,	March 31,	March 31,
	2016	2015	2016	2015

Working capital:
Balance	$592,563	$247,106	$274,429	$463,545
Change during quarter	78,493	(187,993)
Long-term debt, less current portion	354,905	37,322	35,967	271,634
Total stockholders' equity per equivalent
common share (see Note)	41.28	35.79	40.63	34.81
Stockholders' equity per common share	41.81	36.22	41.15	35.33
Current ratio	2.90	1.39	1.69	4.72

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company's 2016 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $28,421,000 in the first six months of fiscal 2017, compared to $56,868,000 in the first six months of fiscal 2016.  The $28,447,000 decrease in cash used is primarily attributable to a $28,639,000 decrease in cash provided by accounts payable, accrued expenses and other liabilities and decreased net earnings of $3,408,000 as previously discussed, a $13,840,000 decrease in cash provided by other current assets, a $901,000 decrease in cash provided by income taxes, and an $12,480,000 increase in cash used by accounts receivable partially offset by a $204,289,000 increase in inventory in the first six months of fiscal 2017 as compared to $289,291,000 increase in inventory in the first six months of fiscal 2016.

As compared to September 26, 2015, inventory increased $10,293,000 to $771,996,000 at October 1, 2016.  The components of the inventory increase reflect an $8,136,000 increase in finished goods, a $10,991,000 increase in work in process and an $8,834,000 decrease in raw materials and supplies.  The finished goods increase reflects higher inventory quantities due to the magnitude and timing of the fiscal year 2017 pack versus fiscal year 2016 pack partially offset by increased sales volume as compared to the prior year.  The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $143,650,000 as of the end of the second quarter of 2017 as compared to $162,480,000 as of the end of the second quarter of 2016.

Cash used in investing activities was $14,505,000 in the first six months of fiscal 2017 compared to cash used in investing activities of $2,956,000 in the first six months of fiscal 2016.    Additions to property, plant and equipment were $14,518,000 in the first six months of fiscal 2017 as compared to $3,111,000 in first six months of fiscal 2016.  The current year purchases include $4,767,000 of fixed assets purchased from Monsanto in connection with our seed processing in August 2016.

Cash provided by financing activities was $44,448,000 in the first six months of fiscal 2017, which included borrowings of $183,744,000 and the repayment of $136,613,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was no new long-term debt during the first six months of fiscal 2016.  During the six months ended October 1, 2016, the Company paid off $22,596,000 of Industrial Revenue Bonds.  During the six months ended October 1, 2016, the Company repurchased $1,021,000 of its Class A Common Stock as treasury stock compared to $1,636,000 in the prior period. In addition, the Company paid down Notes Payable of $402,000 during the six month period ended October 1, 2016 related to some interim notes which became operating leases and was $9,903,000 in the six month period ended September 26, 2015.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 1, 2016

During the six months ended October 1, 2016, the Company entered into $15,416,000 of equipment capital leases.

The Company completed the closing of a new five-year revolving credit facility on July 5, 2016.  Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of October 1, 2016, the interest rate was approximately 1.88% on a balance of $342,935,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At October 1, 2016, the Company was in compliance with all such financial covenants.

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
October 1, 2016

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

Critical Accounting Policies

During the six months ended October 1, 2016, the Company sold $54,146,000 of Green Giant finished goods inventory to B&G Foods North America ("B&G") for cash, on a bill and hold basis, as compared to $32,765,000 for the six months ended September 26, 2015.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G.  The Company believes it has met the criteria required for bill and hold treatment.

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
October 1, 2016

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 1, 2016, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.         Legal Proceedings

Refer to footnote 13 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K.

Item 1A.        Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Form 10-K for the period ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of			Average Price Paid		Total Number	Maximum Number
	Shares Purchased			per Share		of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A		Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common		Common	Common	Common	Programs	Programs
7/01/2016 –
7/31/2016	-		-	$-	$-
8/01/2016 –
8/31/2016	-		1,737	$-	$36.04	1,737
9/01/2016 –
9/30/2016	17,100	(1)	100	$29.03	$36.09
Total	17,100		1,837	$29.03	$36.04	1,737	1,192,366

(1)  Of these shares, all 17,100 were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Third Amended and Restated Loan and Security Agreement dated as of July 5, 2016 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent, issuing bank, syndication agent, and lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 5, 2016).

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the three and six months ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net earnings, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders' equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
November 7, 2016
 Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
November 7, 2016
 Timothy J. Benjamin
 Chief Financial Officer