Form 10-Q
period 2016-12-31
Seneca Foods Corp
filed 2017-01-25
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2016	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16‑0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 20, 2017
Common Stock Class A, $.25 Par	7,864,780
Common Stock Class B, $.25 Par	1,894,221

Seneca Foods Corporation
Quarterly Report on Form 10-Q
Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

Condensed Consolidated Balance Sheets-December 31, 2016, December 26, 2015 and		1
March 31, 2016

Condensed Consolidated Statements of Net Earnings-Three and Nine Months Ended
December 31, 2016 and December 26, 2015		2

Condensed Consolidated Statements of Comprehensive Income-Three and Nine Months Ended
December 31, 2016 and December 26, 2015		2

Condensed Consolidated Statements of Cash Flows-Nine Months Ended
December 31, 2016 and December 26, 2015		3

Condensed Consolidated Statement of Stockholders' Equity-Nine Months Ended
December 31, 2016		4

Notes to Condensed Consolidated Financial Statements		5

Item 2	Management's Discussion and Analysis of Financial Condition
and Results of Operations		12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	21

SIGNATURES		23

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 31,	December 26,	March 31,
	2016	2015	2016
ASSETS

Current Assets:
Cash and Cash Equivalents	$10,260	$19,029	$8,602
Accounts Receivable, Net	67,357	74,981	76,788
Assets Held For Sale	5,025	-	5,025
Inventories:
Finished Goods	511,838	482,025	366,911
Work in Process	24,642	23,352	17,122
Raw Materials and Supplies	119,888	125,804	183,674
Total Inventories	656,368	631,181	567,707
Other Current Assets	11,146	12,387	15,765
Total Current Assets	750,156	737,578	673,887
Property, Plant and Equipment, Net	217,983	189,765	188,837
Deferred Income Tax Asset, Net	16,534	14,947	12,897
Other Assets	20,038	17,929	19,706
Total Assets	$1,004,711	$960,219	$895,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$1,255	$402	$402
Accounts Payable	98,170	99,256	67,410
Accrued Vacation	11,702	11,761	11,792
Accrued Payroll	5,843	6,181	9,438
Other Accrued Expenses	41,826	37,056	27,627
Income Taxes Payable	8,830	14,188	2,974
Current Portion of Long-Term Debt and Capital Lease Obligations	11,106	311,864	279,815
Total Current Liabilities	178,732	480,708	399,458
Long-Term Debt, Less Current Portion	343,634	36,650	35,967
Capital Lease Obligations, Less Current Portion	25,992	-	4,988
Pension Liabilities	35,230	40,622	37,798
Other Long-Term Liabilities	3,509	11,967	11,942
Total Liabilities	587,097	569,947	490,153
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	1,324	1,344	1,344
Common Stock, $.25 Par Value Per Share	3,024	3,023	3,023
Additional Paid-in Capital	97,433	97,373	97,373
Treasury Stock, at Cost	(67,550)	(63,358)	(65,709)
Accumulated Other Comprehensive Loss	(28,396)	(31,804)	(28,396)
Retained Earnings	411,779	383,694	397,539
Total Stockholders' Equity	417,614	390,272	405,174
Total Liabilities and Stockholders' Equity	$1,004,711	$960,219	$895,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 31,	December 26,	December 31,	December 26,
	2016	2015	2016	2015

Net Sales	$369,705	$432,198	$979,566	$971,658

Costs and Expenses:
Cost of Product Sold	332,230	378,816	891,904	868,304
Selling and Administrative	21,116	19,505	57,023	51,955
Restructuring	1,316	9,624	2,778	9,558
Other Operating (Income) Expense	1,153	(24,197)	1,172	(24,600)
Total Costs and Expenses	355,815	383,748	952,877	905,217
Operating Income	13,890	48,450	26,689	66,441
(Earnings) Loss From Equity Investment	(333)	46	(500)	132
Interest Expense, Net	2,414	2,191	6,709	5,772
Earnings Before Income Taxes	11,809	46,213	20,480	60,537

Income Taxes	3,628	15,090	6,217	19,924
Net Earnings	$8,181	$31,123	$14,263	$40,613

Earnings Attributable to Common Stock	$8,100	$30,832	$14,115	$40,180

Basic Earnings per Common Share	$0.83	$3.12	$1.44	$4.06

Diluted Earnings per Common Share	$0.82	$3.10	$1.43	$4.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	December 31,	December 26,	December 31,	December 26,
	2016	2015	2016	2015

Comprehensive income:
Net earnings	$8,181	$31,123	$14,263	$40,613
Change in pension and post retirement benefits (net of tax)	-	-	-	-
Total	$8,181	$31,123	$14,263	$40,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Nine Months Ended
	December 31, 2016	December 26, 2015
Cash Flows from Operating Activities:
Net Earnings	$14,263	$40,613
Adjustments to Reconcile Net Earnings to
Net Cash Used in Operations:
Depreciation & Amortization	18,209	15,884
Loss (Gain) on the Sale of Assets	149	(43)
Provision for Restructuring and Impairment	3,830	9,558
(Earnings) Loss From Equity Investment	(500)	132
Deferred Income Tax Benefit	(3,637)	(966)
Changes in Operating Assets and Liabilities (net of acquisition):
Accounts Receivable	9,431	1,150
Inventories	(88,661)	(130,398)
Other Current Assets	4,619	15,739
Income Taxes	5,856	12,401
Accounts Payable, Accrued Expenses
and Other Liabilities	26,732	23,465
Net Cash Used in Operations	(9,709)	(12,465)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(23,389)	(6,396)
Proceeds from the Sale of Assets	123	156
Cash Paid for Acquisition (Net of Cash Acquired)	-	(23,784)
Net Cash Used in Investing Activities	(23,266)	(30,024)
Cash Flow from Financing Activities:
Long-Term Borrowing	411,483	301,232
Payments on Long-Term Debt and Capital Lease Obligations	(374,577)	(238,871)
Borrowings (Payments) on Notes Payable	853	(9,501)
Other	(1,273)	143
Purchase of Treasury Stock	(1,841)	(2,081)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	34,633	50,910

Net Increase in Cash and Cash Equivalents	1,658	8,421
Cash and Cash Equivalents, Beginning of the Period	8,602	10,608
Cash and Cash Equivalents, End of the Period	$10,260	$19,029

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$23,056	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2016	$1,344	$3,023	$97,373	$(65,709)	$(28,396)	$397,539
Net earnings	-	-	-	-	-	14,263
Cash dividends paid
on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	41	-	-	-
Preferred stock conversion	(20)	1	19	-	-	-
Purchase treasury stock	-	-	-	(1,841)	-	-
Balance December 31, 2016	$1,324	$3,024	$97,433	$(67,550)	$(28,396)	$411,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
December 31, 2016	200,000	1,400,000	89,751	500	20,000,000	10,000,000
Shares outstanding:
December 31, 2016	200,000	807,240	89,751	500	7,864,780	1,894,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2016

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of December 31, 2016 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2016 balance sheet was derived from the audited consolidated financial statements.
The results of operations for the three and nine month periods ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year.
On December 9, 2016, the Company entered into a Loan and Guaranty Agreement ("Loan Agreement") with Farm Credit East, ACA which provides for a $100,000,000 unsecured term loan with a maturity date of December 9, 2021.  Borrowings under the Loan Agreement may be used for working capital and general corporate purposes.  The Loan Agreement contains restrictive covenants usual and customary for loans of this type.

 During the nine months ended December 31, 2016, the Company sold $95,253,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $126,050,000  for the nine months ended December 26, 2015.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G.  The Company believes it has met the criteria required for bill and hold treatment.

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
December 31, 2016

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

First-In, First-Out ("FIFO") based inventory costs exceeded LIFO based inventory costs by $139,709,000 as of the end of the third quarter of fiscal 2017 as compared to $150,818,000 as of the end of the third quarter of fiscal 2016. The change in the LIFO Reserve for the three months ended December 31, 2016 was a decrease of $3,941,000 as compared to a decrease of $11,662,000 for the three months ended December 26, 2015. The change in the LIFO Reserve for the nine months ended December 31, 2016 was an increase of $434,000 as compared to a decrease of $13,249,000 for the nine months ended December 26, 2015. This reflects the projected impact of an overall cost increase expected in fiscal 2017 versus an overall cost decrease in fiscal 2016.

 SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2016

4.   Revolving Credit Facility

 The Company completed the closing of a new five-year revolving credit facility ("Revolver") on July 5, 2016.  Maximum borrowings under the Revolver total $400,000,000 from April through July and $500,000,000 from August through March. The Revolver balance as of December 31, 2016 was $232,586,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 5, 2021.  The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.

    The increase in average amount of Revolver borrowings during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was attributable to the new Farm Credit debt of $100,000,000, by Accounts Receivables which are $7,624,000 lower than the same period last year and by operating results in the last year ended December 31, 2016 of $28,108,000, partially offset by an acquisition of Diana Fruit Co. Inc. for $15,011,000 made during the last year ended March 2016, the payoff of $22,596,000 of Industrial Revenue Bonds, and total Inventories which are $25,187,000 higher than the same period last year.

  General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

  The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date periods of fiscal 2017 and fiscal 2016:

	Third Quarter		Year-to-Date
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$232,586	$309,211	$232,586	$309,211
Weighted average interest rate	2.00%	1.82%	2.00%	1.82%
Reported during the period:
Maximum amount of borrowings	$349,710	$323,980	$361,800	$323,980
Average outstanding borrowings	$301,395	$285,576	$289,949	$245,520
Weighted average interest rate	1.89%	1.90%	1.88%	1.93%

5.   Stockholders' Equity

During the nine-month period ended December 31, 2016, the Company repurchased 46,200 shares or $1,518,000 of its Class A Common Stock as Treasury Stock and 9,042 shares or $324,000 of its Class B Common Stock also as Treasury Stock. As of December 31, 2016, there are 2,336,792 shares or $67,550,000 of repurchased stock. These shares are not considered outstanding.

 SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2016

6.	Retirement Plans The net periodic benefit cost for the Company's pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 31,	December 26,	December 31,	December 26,
	2016	2015	2016	2015
	(In thousands)

Service Cost	$2,164	$2,519	$6,491	$7,558
Interest Cost	1,919	2,177	5,756	6,532
Expected Return on Plan Assets	(2,978)	(2,625)	(8,934)	(7,877)
Amortization of Actuarial Loss	679	844	2,037	2,531
Amortization of Transition Asset	27	27	82	82
Net Periodic Benefit Cost	$1,811	$2,942	$5,432	$8,826

Total contributions of $8,000,000 were made to the Pension Plan during the nine month period ended December 31, 2016 and a contribution of $23,100,000 was made during the nine month period ended December 26, 2015.

7.	Plant Restructuring The following table summarizes the restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2016	$-	$4,975	$3,897	$8,872
First quarter charge (credit)	127	(6)	1,064	1,185
Second quarter charge (credit)	112	(286)	451	277
Third quarter charge (credit)	1,261	62	(7)	1,316
Cash payments/write offs	(1,480)	164	(3,588)	(4,904)
Balance December 31, 2016	$20	$4,909	$1,817	$6,746

Balance March 31, 2015	$715	$264	$270	$1,249
First quarter credit	(81)	-	-	(81)
Second quarter charge	15	-	-	15
Third quarter charge	104	1,706	7,814	9,624
Cash payments/write offs	(649)	-	(503)	(1,152)
Balance December 26, 2015	$104	$1,970	$7,581	$9,655

During 2016, the Company recorded a restructuring charge of $10,302,000 related to the closing of a plant in the Northwest of which $162,000 was related to severance cost, $5,065,000 was related to asset

 SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2016

                    impairments (contra fixed assets), and $5,075,000 was related to other costs (mostly operating lease costs).

During the quarter ended December 31, 2016, the Company recorded an additional restructuring charge of $1,316,000 related to the previous closing of plants in the Northwest of which $1,261,000 was related to severance cost, $62,000 was related to equipment relocation costs, and a credit of $7,000 was related to other costs.  During the quarter ended October 1, 2016, the Company recorded an additional restructuring charge of $277,000 related to the previous closing of a plant in the Northwest of which $112,000 was related to severance cost, $402,000 was related to equipment relocation costs, and a $237,000 credit which related to other costs, mostly a fixed assets impairment adjustment.  During the quarter ended July 2, 2016, the Company recorded an additional restructuring charge of $1,185,000 related to the previous closing of a plant in the Northwest of which $127,000 was related to severance cost, $1,025,000 was related to equipment relocation costs, and $33,000 was related to other costs.

8.	Other Operating Income and Expense

During the nine months ended December 31, 2016 and December 26, 2015, the Company sold some unused fixed assets which resulted in a gain of $149,000 and $43,000, respectively. During the quarter ended December 31, 2016, the Company recorded a charge for impairment of a long-term asset of $1,052,000. During the quarter ended December 26, 2015, the Company recorded a gain of $24,275,000 related to a contractual payment received in conjunction with a relationship transfer agreement with General Mills. During the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $82,000. These gains are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

9.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018 (beginning of fiscal 2019). Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting but is currently evaluating this.

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
December 31, 2016

earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended December 31, 2016.

10.	Earnings per Common Share Earnings per share for the quarters ended December 31, 2016 and December 26, 2015 are as follows:

	Q U A R T E R		YEAR TO DATE
	Fiscal	Fiscal	Fiscal	Fiscal
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Basic

Net earnings	$8,181	$31,123	$14,263	$40,613
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings	8,175	31,117	14,246	40,596
Earnings attributable to participating preferred	75	285	131	416

Earnings attributable to common shareholders	$8,100	$30,832	$14,115	$40,180

Weighted average common shares outstanding	9,770	9,884	9,790	9,891

Basic earnings per common share	$0.83	$3.12	$1.44	$4.06

Diluted

Earnings attributable to common shareholders	$8,100	$30,832	$14,115	$40,180
Add dividends on convertible preferred stock	5	5	15	15

Earnings attributable to common stock on a diluted basis	$8,105	$30,837	$14,130	$40,195

Weighted average common shares outstanding-basic	9,770	9,884	9,790	9,891
Additional shares issuable related to the
equity compensation plan	2	2	2	2
Additional shares to be issued under full
conversion of preferred stock	67	67	67	67

Total shares for diluted	9,839	9,953	9,859	9,960

Diluted earnings per common share	$0.82	$3.10	$1.43	$4.04

 SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2016

11.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $351,272,000 and an estimated fair value of $351,544,000 as of December 31, 2016.  As of March 31, 2016, the carrying amount was $315,539,000 and the estimated fair value was $315,478,000.  Capital lease obligations, including current portion had a carrying amount of $29,461,000 and an estimated fair value of $27,303,000 as of December 31, 2016.  As of March 31, 2016, the carrying amount was $5,231,000 and the estimated fair value was $5,076,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12.	Income Taxes

The effective tax rate was 30.4% and 32.9% for the nine month periods ended December 31, 2016 and December 26, 2015, respectively. The 2.5 percentage point decrease in the effective tax rate represents a decrease in tax expense as a percentage of book income when compared to the same period last year. The major contributor to this decrease is with the federal credits for R & D, WOTC and fuel. These credits are largely fixed and with the significant decrease in pre-tax earnings for the nine months ended December 31, 2016, these credits are a larger percentage of pre-tax earnings in comparison to the nine months ended December 26, 2015.

13.	Interim Notes

During fiscal 2017 and 2016, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.   As of December 31, 2016, some of these interim notes had not been converted into capital leases since the equipment was not placed in service.  These notes, which total $1,255,000 and $402,000 as of December 31, 2016 and December 26, 2015, respectively, are included in Notes Payable in the accompanying Condensed Consolidated Balance Sheets.  These notes are expected to be converted into capital leases within the next twelve months.

14.   Subsequent Event

On January 19, 2017, several roofs collapsed at one of the Company's plants in the Northwestern U.S. as a result of heavy snowfall.  An estimate of the cost to repair the damage is currently being prepared.  The losses are not expected to exceed the Company's property insurance deductible of $5 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 2016

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

Results of Operations:

Sales:

Third fiscal quarter 2017 results include net sales of $369,705,000, which represents a 14.4% decrease, or $62,493,000, from the third quarter of fiscal 2016.  The decrease in sales is attributable to a sales volume decrease of $48,545,000 and lower selling prices/sales mix of $13,948,000.  The decrease in sales is primarily from a $48,622,000 decrease in B&G sales, a decrease in Canned Vegetable sales of $12,068,000, a $496,000 decrease in Other sales and by a $148,000 decrease in Canned Fruit sales and by a $878,000 decrease in Frozen sales.  Canned Fruit sales include $61,576,000 from Gray & Company sales which was acquired during the third fiscal quarter of 2016.

Nine months ended December 31, 2016 include net sales of $979,566,000, which represents a 0.8% increase, or $7,908,000, from the first nine months of fiscal 2016.  The increase in sales is attributable to a sales volume increase of $68,363,000 partially offset by lower selling prices/sales mix of $60,455,000. The increase in sales is primarily from a $58,696,000 increase in Canned Fruit sales ($50,720,000 from the acquisitions of Gray and Diana) and a $234,000 increase in Frozen sales, partially offset by a $28,790,000 decrease in B&G sales, a $21,858,000 decrease in Canned Vegetable sales and a $1,102,000 decrease in Other sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 31,	December 26,	December 31,	December 26,
	2016	2015	2016	2015
Canned Vegetables	$227.2	$239.3	$552.6	$574.5
B&G*	46.1	94.7	113.5	142.3
Frozen	25.3	26.2	70.5	70.3
Fruit Products	63.7	63.9	217.2	158.5
Snack	2.4	2.6	10.0	9.3
Other	5.0	5.5	15.8	16.8
	$369.7	$432.2	$979.6	$971.7

*B&G includes frozen vegetable sales exclusively for B&G.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 2016

Operating Income:

 The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 31,	December 26,	December 31,	December 26,
	2016	2015	2016	2015
Gross Margin	10.1%	12.4%	8.9%	10.6%

Selling	3.0%	2.4%	2.9%	2.8%
Administrative	2.7%	2.2%	2.9%	2.6%
Restructuring	0.4%	2.2%	0.3%	1.0%
Other Operating Expense (Income)	0.3%	-5.6%	0.1%	-2.5%

Operating Income	3.7%	11.2%	2.7%	6.7%

Interest Expense, Net	0.7%	0.5%	0.7%	0.6%

For the three month period ended December 31, 2016, the gross margin decreased from the prior year quarter from 12.4% to 10.1% due primarily to lower net selling prices (after considering promotions) in the current year as compared to the prior year.  The LIFO credit for the third quarter ended December 31, 2016 was $3,941,000 as compared to $11,662,000 credit for the third quarter ended December 26, 2015 and reflects the impact on the current quarter of the current increased inflationary cost increases expected in fiscal 2017, compared to fiscal 2016.  On an after-tax basis, LIFO increased net earnings by $2,562,000 for the quarter ended December 31, 2016 and increased net earnings by $7,580,000 for the quarter ended December 26, 2015, based on the statutory federal income tax rate.

For the nine month period ended December 31, 2016, the gross margin decreased from the prior year period from 10.6% to 8.9% due primarily to lower net selling prices (after considering promotions) compared to the prior year, and a lower LIFO credit in the current year as compared to a the prior year.  The LIFO charge for the nine months ended December 31, 2016 was $434,000 as compared to a credit of $13,249,000 for the nine months ended December 26, 2015 and reflects the impact on the nine months of increased inflationary cost increases expected in fiscal 2017, compared to fiscal 2016.  On an after-tax basis, LIFO decreased net earnings by $282,000 for the nine months ended December 31, 2016 and increased net earnings by $8,612,000 for the nine months ended December 26, 2015, based on the statutory federal income tax rate.

For the three month period ended December 31, 2016, selling costs as a percentage of sales increased from 2.4% to 3.0% from the same period in the prior year.  B&G Foods sales, which incur no selling costs, decreased $48,622,000 for the quarter compared the prior year which was the main reason why selling costs increased as a percentage of sales.  For the nine month period ended December 31, 2016, selling costs as a percentage of sales increased slightly from 2.8% to 2.9% from the same period in the prior year.

For the three month period ended December 31, 2016, administrative expense as a percentage of sales increased from 2.2% to 2.7% compared to the same period in the prior year.  For the nine month period ended December 31, 2016, administrative expense as a percentage of sales increased from 2.6% for the third quarter ended December 26, 2015 to 2.9%.  Administrative expense increased for the nine month period ended December 31, 2016 as a percentage of sales due primarily to higher employment costs in fiscal 2017.

During the quarter ended December 31, 2016, the Company recorded a restructuring charge of $1,316,000 related to closing of plants in the Northwest of which $1,261,000 was related to severance cost,  $62,000 was

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 2016

related to equipment costs (contra fixed assets), and a credit of $7,000 was related to other costs (mostly operating lease costs).

During the quarter ended December 31, 2016, the Company recorded a charge for impairment of a long-term asset of $1,052,000.  During the quarter ended December 26, 2015, the Company recorded a gain of $24,275,000 related to a contractual payment received in conjunction with a relationship transfer agreement with General Mills. During the quarter ended June 27, 2015, the Company reversed a provision for the Prop 65 litigation of $200,000 and reduced an environmental accrual by $82,000.   During the nine months ended December 31, 2016 and December 26, 2015, the Company sold some unused fixed assets which resulted in a loss of $149,000 and a gain of $43,000, respectively.  These gains and the charge are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the three months ended December 31, 2016, as a percentage of sales, increased from 0.5% to 0.7% from the three months ended December 26, 2015.  Interest expense for the nine months ended December 31, 2016, as a percentage of sales, increased from 0.6% to 0.7% from the third quarter ended December 26, 2015. This increase was due to higher interest expense related to the Company's Revolver and new term loan partially offset by decreased long-term debt interest attributable to the payoff of the Industrial Revenue Bonds of $22,596,000 and scheduled debt payments.

Income Taxes:

The effective tax rate was 30.4% and 32.9% for the nine month periods ended December 31, 2016 and December 26, 2015, respectively.  The 2.5 percentage point decrease in the effective tax rate represents a decrease in tax expense as a percentage of book income when compared to the same period last year.  The major contributor to this decrease is with the federal credits for R & D, WOTC and fuel.  These credits are largely fixed and with the significant decrease in pre-tax earnings for the nine months ended December 31, 2016, these credits are a larger percentage of pre-tax earnings in comparison to the nine months ended December 26, 2015.

Earnings per Share:

Basic earnings per share was $0.83 and $3.12 for the three months ended December 31, 2016 and December 26, 2015, respectively.  Diluted earnings per share was $0.82 and $3.10 for the three months ended December 31, 2016 and December 26, 2015, respectively.  Basic earnings per share was $1.44 and $4.06 for the nine months ended December 31, 2016 and December 26, 2015, respectively.  Diluted earnings per share was $1.43 and $4.04 for the nine months ended December 31, 2016 and December 26, 2015, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 2016

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	December 31,	December 26,	March 31,	March 31,
	2016	2015	2016	2015

Working capital:
Balance	$571,424	$256,870	$274,429	$463,545
Change during quarter	(21,139)	9,764
Long-term debt, less current portion	343,634	36,650	35,967	271,634
Total stockholders' equity per equivalent
common share (see Note)	42.11	38.90	40.63	34.81
Stockholders' equity per common share	42.66	39.39	41.15	35.33
Current ratio	4.20	1.53	1.69	4.72

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company's 2016 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $9,709,000 in the first nine months of fiscal 2017, compared to net cash used in operating activities of $12,465,000 in the first nine months of fiscal 2016.  The $2,756,000 decrease in cash used is primarily attributable a $41,737,000 lower increase in inventory in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016, a $3,267,000 increase in the cash provided by Accounts Payable, Accrued Expenses and Other Liabilities, and a $8,281,000 increase in cash provided by accounts receivable partially offset by decreased net earnings of $26,350,000 as previously discussed, a $5,728,000 decrease in the impairment provision, a $6,545,000 decrease in cash provided by income taxes, a $2,671,000 increase in cash used by deferred taxes, a $11,120,000 decrease in cash provided by other current assets.

As compared to December 26, 2015, inventory increased $25,187,000 to $656,368,000 at December 31, 2016.  The components of the inventory increase reflect a $29,813,000 increase in finished goods, a $1,290,000 increase in work in process and a $5,916,000 decrease in raw materials and supplies.  The finished goods increase reflects higher inventory quantities compared to the prior year.  The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $139,709,000 as of the end of the third quarter of 2017 as compared to $150,818,000 as of the end of the third quarter of 2016.

Cash used in investing activities was $23,266,000 in the first nine months of fiscal 2017 compared to cash used in investing activities of $30,024,000 in the first nine months of fiscal 2016.  Additions to property, plant and equipment were $23,389,000 in the first nine months of fiscal 2017 as compared to $6,396,000 in the first nine months of fiscal 2016.  In October 2015, the Company acquired Gray & Company for $23,784,000.

Cash provided by financing activities was $34,633,000 in the first nine months of fiscal 2017, which included borrowings of $411,483,000 and the repayment of $374,577,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was $100,000,000 of new long-term debt issued during the first nine months of fiscal 2017. In addition, the Company added Notes Payable of $853,000 during the nine month period ended December 31, 2016 related to some interim notes which become capital leases.

The Company completed the closing of a new five-year revolving credit facility on July 5, 2016.  Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021.    The interest rate on the Revolver is based on LIBOR plus an

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 2016

applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of December 31, 2016, the interest rate was approximately 2.03% on a balance of $232,586,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

On December 9, 2016, the Company entered into a Loan and Guaranty Agreement ("Loan Agreement") with Farm Credit East, ACA which provides for a $100 million unsecured term loan with a maturity date of December 9, 2021.  Borrowings under the Loan Agreement may be used for working capital and general corporate purposes.  The Loan Agreement contains restrictive covenants usual and customary for loans of this type.

The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At December 31, 2016, the Company was in compliance with all such financial covenants.

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
December 31, 2016

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

Critical Accounting Policies

During the nine months ended December 31, 2016, the Company sold $95,253,000 of Green Giant finished goods inventory to B&G Foods North America ("B&G") for cash, on a bill and hold basis, as compared to $126,050,000 for the nine months ended December 26, 2015.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G.  The Company believes it has met the criteria required for bill and hold treatment.

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
December 31, 2016

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility and the new $100,000,000 term loan.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company's exposure to market risk since March 31, 2016.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.  Legal Proceedings

    Refer to footnote 13 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K.

Item 1A. Risk Factors

    There have been no material changes to the risk factors disclosed in the Company's Form 10-K for the period ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of			Average Price Paid		Total Number	Maximum Number
	Shares Purchased (1)			per Share		of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A		Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common		Common	Common	Common	Programs	Programs
10/01/16 –	-		674	$-	$36.03	674	-
10/31/16
11/01/16 –	-		6,531	$-	$35.74	6,531	-
11/30/16
12/01/16 –	14,700	(1)	-	$38.28	$-	-	-
12/31/16
Total	14,700		7,205	$38.28	$35.77	7,205	1,185,161

(1)  Of these shares, all 14,700 were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3. Defaults Upon Senior Securities

           None.

Item 4. Mine Safety Disclosures

           None.

Item 5. Other Information

           None.

Item 6. Exhibits

10.1	Loan Agreement dated as of December 9, 2016 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 9, 2016).

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net earnings, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders' equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
January 25, 2017
 Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
January 25, 2017
 Timothy J. Benjamin
 Chief Financial Officer