Form 10-Q
period 2017-07-01
Seneca Foods Corp
filed 2017-07-31
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 1, 2017	Commission File Number 0-01989
Seneca Foods Corporation
(Exact name of Company as specified in its charter)
New York	16‑0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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
Yes  ☑ No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and an emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☑ Non-accelerated filer  ☐ Smaller reporting company  ☐
Emerging growth company ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☑

If an emerging growth company, indicate by checkmark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act  ☐

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 21, 2017
Common Stock Class A, $.25 Par	7,961,417
Common Stock Class B, $.25 Par	1,884,639

	Seneca Foods Corporation
	Quarterly Report on Form 10-Q
	Table of Contents

		Page

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets-July 1, 2017, July 2, 2016 and	1
	March 31, 2017

	Condensed Consolidated Statements of Net Loss-Three Months Ended
	July 1, 2017 and July 2, 2016	2

	Condensed Consolidated Statements of Comprehensive Loss-Three Months Ended
	July 1, 2017 and July 2, 2016	2

	Condensed Consolidated Statements of Cash Flows-Three Months Ended
	July 1, 2017 and July 2, 2016	3

	Condensed Consolidated Statement of Stockholders' Equity-Three Months Ended
	July 1, 2017	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Mine Safety Disclosures	20

Item 5	Other Information	20

Item 6	Exhibits	20

SIGNATURES		23

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	July 1,	July 2,	March 31,
	2017	2016	2017
ASSETS

Current Assets:
Cash and Cash Equivalents	$15,778	$12,487	$11,992
Accounts Receivable, Net	78,619	66,354	72,080
Assets Held For Sale	-	5,025	-
Inventories:
Finished Goods	411,975	349,495	435,247
Work in Process	24,792	14,616	32,528
Raw Materials and Supplies	196,738	222,718	130,281
Total Inventories	633,505	586,829	598,056
Refundable Income Taxes	1,077	-	2,471
Other Current Assets	2,878	22,954	3,671
Total Current Assets	731,857	693,649	688,270
Property, Plant and Equipment, Net	269,816	193,040	237,476
Deferred Income Taxes, Net	-	12,929	-
Other Assets	5,270	20,363	20,273
Total Assets	$1,006,943	$919,981	$946,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$-	$166
Accounts Payable	109,824	102,501	72,824
Accrued Payroll	7,458	7,999	6,593
Accrued Vacation	12,680	12,022	11,867
Other Accrued Expenses	25,530	25,735	32,493
Income Taxes Payable	-	168	-
Current Portion of Long-Term Debt and Capital Lease Obligations	8,708	31,154	8,334
Total Current Liabilities	164,200	179,579	132,277
Long-Term Debt, Less Current Portion	349,432	276,642	329,138
Capital Lease Obligations, Less Current Portion	34,842	7,910	34,194
Pension Liabilities	8,706	39,304	8,193
Deferred Income Taxes, Net	2,511	-	4,181
Other Long-Term Liabilities	13,758	11,904	3,775
Total Liabilities	573,449	515,339	511,758
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	720	1,338	1,324
Common Stock, $.25 Par Value Per Share	3,036	3,024	3,024
Additional Paid-in Capital	98,075	97,378	97,458
Treasury Stock, at cost	(66,499)	(66,167)	(66,499)
Accumulated Other Comprehensive Loss	(11,116)	(28,396)	(11,175)
Retained Earnings	409,278	397,465	410,129
Total Stockholders' Equity	433,494	404,642	434,261
Total Liabilities and Stockholders' Equity	$1,006,943	$919,981	$946,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	July 1,	July 2,
	2017	2016

Net Sales	$280,187	$252,614

Costs and Expenses:
Cost of Product Sold	264,427	232,639
Selling, General and Administrative	17,453	17,205
Plant Restructuring Charge	81	1,185
Other Operating Income	(2,612)	(12)
Total Costs and Expenses	279,349	251,017
Operating Income	838	1,597
Earnings From Equity Investment	(21)	(437)
Interest Expense, Net	3,217	2,144
Loss Before Income Taxes	(2,358)	(110)

Income Taxes Benefit	(1,519)	(48)
Net Loss	$(839)	$(62)

Loss Applicable to Common Stock	$(839)	$(67)

Basic Loss per Common Share	$(0.09)	$(0.01)

Diluted Loss per Common Share	$(0.09)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended
	July 1,	July 2,
	2017	2016

Comprehensive loss:
Net loss	$(839)	$(62)
Change in pension, post retirement benefits and other (net of tax $36)	59	-
Total	$(780)	$(62)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended
	July 1, 2017	July 2, 2016
Cash Flows from Operating Activities:
Net Loss	$(839)	$(62)
Adjustments to Reconcile Net Loss to
Net Cash Provided by Operations (Net of Acquisition):
Depreciation & Amortization	7,748	5,911
(Gain) Loss on the Sale of Assets	(1,598)	6
Bargain Purchase Gain	(1,096)	-
Provision for Restructuring and Impairment	81	1,185
Earnings From Equity Investment	(21)	(437)
Deferred Income Tax Benefit	(1,299)	(32)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(495)	10,434
Inventories	(19,373)	(19,122)
Other Current Assets	1,495	(7,189)
Income Taxes	1,385	(2,806)
Accounts Payable, Accrued Expenses
and Other Liabilities	34,428	31,861
Net Cash Provided by Operations	20,416	19,749
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(8,680)	(6,380)
Cash Paid for Acquisition (Net of Cash Acquired)	(14,420)	-
Proceeds from the Sale of Assets	1,739	15
Net Cash Used In Investing Activities	(21,361)	(6,365)
Cash Flow from Financing Activities:
Long-Term Borrowing	118,172	61,745
Payments on Long-Term Debt and Capital Lease Obligations	(112,489)	(70,252)
Payments on Notes Payable	(166)	(402)
Other Assets	(774)	(120)
Purchase of Treasury Stock	-	(458)
Dividends	(12)	(12)
Net Cash Provided by (Used in) Financing Activities	4,731	(9,499)
Net Increase in Cash and Cash Equivalents	3,786	3,885
Cash and Cash Equivalents, Beginning of the Period	11,992	8,602
Cash and Cash Equivalents, End of the Period	$15,778	$12,487

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$2,163	$3,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings

Balance March 31, 2017	$1,324	$3,024	$97,458	$(66,499)	$(11,175)	$410,129
Net loss	-	-	-	-	-	(839)
Cash dividends paid
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Preferred stock conversion	(604)	12	592	-	-	-
Change in pension, post retirement benefits,
other adjustment (net of tax $36)	-	-	-	-	59	-
Balance July 1, 2017	$720	$3,036	$98,075	$(66,499)	$(11,116)	$409,278

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
July 1, 2017	200,000	1,400,000	38,542	500	20,000,000	10,000,000
Shares outstanding:
July 1, 2017	200,000	807,240	38,542	500	7,961,417	1,884,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 1, 2017
1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the "Company") as of July 1, 2017 and results of its operations and its cash flows for the interim periods presented.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The March 31, 2017 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the period ended July 1, 2017 are not necessarily indicative of the results to be expected for the full year.
During the three months ended July 1, 2017, the Company sold $5,963,000 of Green Giant finished goods inventory to B&G Foods, Inc. ("B&G") for cash, on a bill and hold basis, as compared to $8,702,000 for the three months ended July 2, 2016.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G.  The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company's 2017 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2017 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated.  Certain percentage tables may not foot due to rounding.

Reclassifications--Certain previously reported amounts have been reclassified to conform to the current period classification.

2.
Acquisition

 In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. ("Truitt") for $16,242,000 which was accounted for as an equity investment.  The purchase agreement granted the Company the right to acquire the remaining 50% ownership of Truitt in the future under certain conditions.      On April 3, 2017, the Company purchased the remaining 50% equity interest in Truitt.  This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value during the first quarter of 2018.  As a result, the Company's first quarter 2018 net loss includes a non-taxable bargain purchase gain of $1,096,000 of which $562,000 was related to the remeasurement of the previously held investment. Gross profit in the first quarter of fiscal 2018 included a charge of $542,000 related to the recognition of the Truitt inventory step-up through cost of sales for the portion of acquired inventory that was sold during the period. The business, based in Salem, Oregon, has two state-of-the-art plants located in Oregon and Kentucky.  The purchase price for the more recent 50% was approximately $14,420,000 (net of cash acquired of $3,030,000) plus the assumption of certain liabilities.  The Company had an equity method investment of $17,422,000, so the total investment was $34,872,000.    In conjunction with the closing, the Company paid off $3,608,000 of liabilities acquired.  The rationale for the acquisition was twofold: (1) the business is a complementary fit with our existing business and (2) Truitt is known for its industry innovation related to packing shelf stable foods in trays, pouches and bowls.  This acquisition was financed with proceeds from the Company's revolving credit facility.  The purchase price to acquire Truitt Bros., Inc. was allocated based on the internally developed fair value of the assets acquired and liabilities assumed and the independent valuation of inventory, intangibles, and property, plant, and equipment.  The total purchase price of $31,842,000 has been allocated as follows (in thousands):

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 1, 2017

Purchase Price (net of cash received)	$31,842

Approximate fair values of assets acquired and liabilities assumed:
Current assets	$22,823
Other long-term assets	1,744
Property, plant and equipment	28,696
Current liabilities	(5,068)
Deferred taxes	407
Other long-term liabilities	(15,664)
Bargain purchase gain	(1,096)
Total	$31,842

Proforma results of operations for the Truitt acquisition are not presented because the effects are not material to the consolidated financial statements.

3.
Inventories

 First-In, First-Out ("FIFO") based inventory costs exceeded Last-In, First-Out (LIFO) based inventory costs by $140,698,000 as of the end of the first quarter of fiscal 2018 as compared to $141,174,000 as of the end of the first quarter of fiscal 2017.  The LIFO Reserve increased by $7,443,000 in the first three months of fiscal 2018 compared to an increase $1,899,000 in the first three months of fiscal 2017.  This reflects the projected impact of an overall cost increase expected in fiscal 2018 versus fiscal 2017.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 1, 2017

4.
Revolving Credit Facility

 The Company entered into a five-year revolving credit facility ("Revolver") on July 5, 2016.  Maximum borrowings under the Revolver total $400,000,000 from April through July and $500,000,000 from August through March.  The Revolver balance as of July 1, 2017 was $226,010,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.  Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes.  The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year.  Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months.  Accordingly, the Company's need to draw on the Revolver may fluctuate significantly throughout the year.

The reduction in average amount of Revolver borrowings during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 relates to the new Farm Credit $100,000,000 debt and operating results in the last year ended July 1, 2017 of $11,836,000, partially offset by the acquisition of Truitt Bros., Inc. totaling $14,420,000, a stock buyback of $2,349,000 made during the last year ended July 1, 2017 and total Inventories, excluding the inventories of the acquisition, which are $30,600,000 higher than the same period last year.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the first quarters of fiscal 2018 and fiscal 2017:

	First Quarter
	2018	2017
	(In thousands)
Reported end of period:
Outstanding borrowings	$226,010	$264,000
Weighted average interest rate	2.49%	1.95%
Reported during the period:
Maximum amount of borrowings	$233,895	$274,629
Average outstanding borrowings	$214,472	$255,114
Weighted average interest rate	2.30%	1.95%

5.
Stockholders' Equity

During the three-month period ended July 1, 2017 and July 2, 2016, the Company repurchased $0 and $458,000, respectively of its stock as Treasury Stock.  As of July 1, 2017, there are 2,300,146 shares or $66,499,000 of repurchased stock.  These shares are not considered outstanding.

6.	Retirement Plans The net periodic benefit cost for the Company's pension plan consisted of:

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 1, 2017

	Three Months Ended
	July 1,	July 2,
(In thousands)	2017	2016
Service Cost	$1,981	$2,159
Interest Cost	1,985	1,919
Expected Return on Plan Assets	(3,482)	(2,978)
Amortization of Actuarial Loss	-	679
Amortization of Transition Asset	30	27
Net Periodic Benefit Cost	$514	$1,806

There was no contribution to the pension plan in the three month period ended July 1, 2017.  There was a contribution of $300,000 to the pension plan in the three month period ended July 2, 2016.

7.	Plant Restructuring The following table summarizes the rollfoward of restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)
Balance March 31, 2017	$37	$4,773	$305	$5,115
First quarter charge	36	9	36	81
Cash payments/write offs	(34)	(250)	(341)	(625)
Balance July 1, 2017	$39	$4,532	$-	$4,571

Balance March 31, 2016	$-	$4,975	$3,897	$8,872
First quarter charge (credit)	127	(6)	1,064	1,185
Cash payments/write offs	(29)	240	(1,317)	(1,106)
Balance July 2, 2016	$98	$5,209	$3,644	$8,951

During fiscal 2016, the Company recorded a restructuring charge of $10,302,000 related to the closing of a plant in the Northwest of which $162,000 was related to severance cost, $5,065,000 was related to asset impairments (contra fixed assets), and $5,075,000 was related to other costs (mostly operating lease costs).  During fiscal 2017, the Company adjusted this restructuring charge by $1,829,000 related to the closing of a plant in the Northwest of which a charge of $1,578,000 was related to severance cost, a credit of $384,000 was related to asset impairments (contra fixed assets), and charge of $635,000 was related to other costs (mostly operating lease costs).

During the quarter ended July 1, 2017, the Company recorded an additional restructuring charge of $81,000 related to the previous closing of a plant in the Northwest.

8.
Other Operating Income and Expense

 During the three months ended July 1, 2017, the Company sold unused fixed assets which resulted in a gain of $1,598,000 as compared to a loss of $6,000 during the three months ended July 2, 2016.   $1,081,000 of the current year gain was related to the sale of a closed plant in the Midwest.  In addition, the Company recorded a bargain purchase gain of $1,096,000 as discussed in the Acquisition footnote.  These net gains and losses are included in other operating income and loss in the Unaudited Condensed Consolidated Statements of Net Loss.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 1, 2017

9.
Recently Issued Accounting Standards

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on April 1, 2018 (beginning of fiscal 2019). Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has selected the modified retrospective approach for its transition method and applied the five-step model of the new standard to a selection of contracts within each of the revenue streams and has compared the results to our current accounting practices. The Company has evaluated the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has substantially completed its evaluation of significant contracts and is currently assessing the impact of adopting the standards update on our consolidated financial statements. The Company will continue its evaluation of the standards update through the date of adoption.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 ("ASU 2017-01"), which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted for transactions which occur before the issuance or effective date of the amendments, only when the transaction has not been reported in the financial statements that have been issued or made available for issuance. ASU 2017-01 is to be applied on a prospective basis. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

There were no other recently issued accounting pronouncements that impacted the Company's condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended July 1, 2017.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 1, 2017
10.  Earnings per Common Share
   Earnings per share for the quarters ended July 1, 2017 and July 2, 2016 are as follows:
	F I R S T Q U A R T E R
	Fiscal	Fiscal
(Thousands except per share amounts)	2018	2017

Basic

Net loss	$(839)	$(62)
Deduct preferred stock dividends paid	6	6

Undistributed loss	(845)	(68)
Loss attributable to participating preferred	(6)	(1)

Loss attributable to common shareholders	$(839)	$(67)

Weighted average common shares outstanding	9,814	9,808

Basic loss per common share	$(0.09)	$(0.01)

Diluted

Loss attributable to common shareholders	$(839)	$(67)
Add dividends on convertible preferred stock	5	5

Loss attributable to common stock on a diluted basis	$(834)	$(62)

Weighted average common shares outstanding-basic	9,814	9,808

Additional shares issued related to the equity compensation plan	3	2

Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	9,884	9,877

Diluted loss per common share	$(0.09)	$(0.01)

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 1, 2017
11.
Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, "Financial Instruments," the Company estimates the fair values of financial instruments on a quarterly basis.  The estimated fair value for long-term debt and capital lease obligations (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company's financial strength) or current rates offered to the Company for debt with the same maturities.  Long-term debt, including current portion had a carrying amount of $343,015,000 and an estimated fair value of $343,105,000 as of July 1, 2017.  As of March 31, 2017, the carrying amount was $332,633,000 and the estimated fair value was $332,926,000.  Capital lease obligations, including current portion had a carrying amount of $40,004,000 and an estimated fair value of $38,768,000 as of July 1, 2017.  As of March 31, 2017, the carrying amount was $39,033,000 and the estimated fair value was $37,505,000.  The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

12.
Income Taxes

 The effective tax rate was 64.4% and 43.6% for the three month periods ended July 1, 2017 and July 2, 2016, respectively. The 20.8 percentage point increase in the effective tax rate represents an increase in tax benefit as a percentage of book loss when compared to the same period last year.  The major contributors to this increase are a result of the Truitt acquisition.  The bargain purchase gain is non-taxable and the deferred tax liability related to the outside basis difference in the Truitt investment was written off because the investment can now be recovered in a tax-free manner.

13.
Interim Notes

 During fiscal 2017, the Company entered into some interim lease notes which financed down payments for various equipment orders at market rates.  As of March 31, 2017, one of these interim notes had not been converted into a capital lease since the equipment was not delivered.  This note for $166,000 was converted into a capital lease during the quarter ended July 1, 2017.  Therefore there is no balance in notes payable in the accompanying Condensed Consolidated Balance Sheets as of July 1, 2017.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 1, 2017
Seneca Foods Corporation (the "Company") is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States.  The Company's product offerings include canned, frozen and bottled produce and snack chips.  Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby's®, Aunt Nellie's®, Cherryman®, Green Valley®, READ® and Seneca Farms®.  The Company's canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores.  The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs.  In addition, the Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for B&G Foods North America ("B&G") under a contract packing agreement.

The Company's raw product is harvested mainly between June through November.

Results of Operations:

Sales:

First fiscal quarter 2018 results include net sales of $280,187,000 which represents a 10.9% increase, or $27,573,000, from the first quarter of fiscal 2017.  The increase in sales is attributable to a sales volume increase of $28,582,000 partially offset by lower selling prices/unfavorable sales mix of $1,009,000.   The increase in sales is primarily from $21,692,000 from our recent Truitt Bros., Inc. acquisition, a $12,489,000 increase in Canned Vegetables Sales and a $3,786,000 increase in Frozen sales, partially offset by a $9,267,000 decrease in Canned Fruit sales.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 1, 2017

The following table presents sales by product category:

	Three Months Ended
	July 1,	July 2,
(In millions)	2017	2016
Canned Vegetables	$153.8	$141.3
B&G *	10.6	10.2
Frozen	27.0	23.2
Fruit Products	59.9	69.2
Snack	2.3	3.9
Truitt	21.7	-
Other	4.9	4.8
	$280.2	$252.6

*B&G includes frozen vegetable sales exclusively for B&G.

Operating Income:

 The following table presents components of operating income as a percentage of net sales:

	Three Months Ended
	July 1,	July 2,
	2017	2016
Gross Margin	5.6%	7.9%

Selling	3.1%	3.3%
Administrative	3.2%	3.5%
Plant Restructuring	-%	0.5%
Other Operating Income	(0.9)%	-%

Operating Income	0.3%	0.6%

Interest Expense, Net	1.1%	0.8%

For the three month period ended July 1, 2017, gross margin decreased from the prior year quarter from 7.9% to 5.6% due primarily to lower net selling prices (after considering promotions) compared to the prior year and a larger LIFO charge in the current year as compared to the prior year, partially offset by lower unit costs in the current year than the prior year.  The LIFO charge for the first quarter ended July 1, 2017 was $7,443,000 as compared to a LIFO charge of $1,899,000 for the first quarter ended July 2, 2016 and reflects the impact on the quarter of increased inflationary cost increases expected in fiscal 2018, compared to fiscal 2017.  On an after-tax basis, LIFO decreased the net earnings by $4,838,000 for the quarter ended July 1, 2017 and decreased net earnings by $1,234,000 for the quarter ended July 1, 2016, based on the statutory federal income tax rate.

For the three month period ended July 1, 2017, selling costs as a percentage of sales decreased from 3.3% to 3.1% from the same period in the prior year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 1, 2017

For the three month period ended July 1, 2017, administrative expense as a percentage of sales decreased from 3.5% to 3.2% for the same period in the prior year due primarily to lower payroll and travel expenses during the current period than the prior period.

During the three months ended July 1, 2017, the Company sold unused fixed assets which resulted in a gain of $1,598,000 as compared to a loss of $6,000 during the three months ended July 2, 2016.  The gain included a $1,081,000 gain on the sale of a Midwest plant sold during the quarter.  In addition, the Company recorded a bargain purchase gain of $1,096,000 as discussed in the Acquisition footnote.  These net gains and losses are included in other operating income and loss in the Unaudited Condensed Consolidated Statements of Net Loss.

Interest expense, as a percentage of sales, increased from 0.8% for the quarter ended July 2, 2016 to 1.1% for the quarter ended July 1, 2017. This increase was due to higher interest expense related to the Company's Revolver due to the increased borrowings to finance the acquisition plus purchases of treasury stock and inventory during the last year.

Income Taxes:

The effective tax rate was 64.4% and 43.6% for the three month periods ended July 1, 2017 and July 2, 2016, respectively. The 20.8 percentage point increase in the effective tax rate represents an increase in tax benefit as a percentage of book loss when compared to the same period last year.  The major contributors to this increase are a result of the Truitt acquisition.  The bargain purchase gain is non-taxable and the deferred tax liability related to the outside basis difference in the Truitt investment was written off because the investment can now be recovered in a tax-free manner.

Loss per Share:

Loss per share was $(0.09) and $(0.01) for the three months ended July 1, 2017 and July 2, 2016, respectively.  Diluted loss per share was $(0.09) and $(0.01) for the three months ended July 1, 2017 and July 2, 2016, respectively.  For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	July 1,	July 2,	March 31,	March 31,
(In thousands except ratios)	2017	2016	2017	2016

Working capital:
Balance	$567,657	$514,070	$555,993	$274,429
Change during quarter	11,664	239,641
Long-term debt, less current portion	349,432	276,642	329,138	35,967
Total stockholders' equity per equivalent
common share (see Note below)	43.56	40.64	43.63	40.63
Stockholders' equity per common share	43.95	41.16	44.20	41.15
Current ratio	4.46	3.86	5.20	1.69

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into.  See Note 7 of the Notes to Consolidated Financial Statements of the Company's 2017 Annual Report on Form 10-K for conversion details.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 1, 2017

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $20,416,000 in the first three months of fiscal 2018, compared to $19,749,000 in the first three months of fiscal 2017.  The $703,000 increase in cash provided is primarily attributable to a $8,684,000 increase in cash provided by other current assets,  a $4,191,000 increase in cash provided by income taxes, and a $2,567,000 increase in cash provided by accounts payable, accrued expenses and other liabilities, partially offset by a $251,000 increase in cash used for inventory in the first three months of fiscal 2018 as compared to the first three months of fiscal 2017, a $10,929,000 decrease in cash provided by accounts receivable, and an increased net loss of $777,000.

As compared to July 2, 2016, inventory increased $46,676,000 to $633,505,000 at July 1, 2017 (including $16,076,000 increase from the Truitt Bros. Inc. acquisition).  The components of the inventory increase reflect a $62,480,000 increase in finished goods, a $10,176,000 increase in work in process and a $25,980,000 decrease in raw materials and supplies.  The finished goods increase reflects higher inventory quantities attributable to the higher calendar year 2017 pack versus the calendar year 2016 pack.  The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $ 140,698,000 as of the end of the first quarter of 2018 as compared to $141,174,000 as of the end of the first quarter of 2017.

Cash used in investing activities was $21,361,000 in the first three months of fiscal 2018 compared to cash used in investing activities of $6,365,000 in the first three months of fiscal 2017.    Additions to property, plant and equipment were $8,716,000 in the first three months of fiscal 2018 as compared to $6,380,000 in first three months of fiscal 2017. In April 2017, the Company acquired the other 50% of Truitt Bros., Inc. for $14,420,000 (net of cash acquired).

Cash provided by financing activities was $4,731,000 in the first three months of fiscal 2018, which included borrowings of $118,172,000 and the repayment of $112,489,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility ("Revolver").  Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2018 other than the $13,470,000 acquired via the acquisition of Truitt Bros., Inc. of which $3,515,000 was paid off immediately.  During the three months ended July 2, 2016, the Company repurchased $458,000 of its Class A Common Stock as treasury stock.  The Company did not repurchase any stock during the first quarter of fiscal year 2018.

The Company entered into a five-year revolving credit facility on July 5, 2016.  Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021.    The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio.  As of July 1, 2017, the interest rate was approximately 2.5% on a balance of $226,010,000.  We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company's credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.  At July 1, 2017, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 1, 2017
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

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Investors are cautioned not to place undue reliance on such statements, which speak only to events as of the date the statements were made.  Among the factors that could cause actual results to differ materially are:

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 1, 2017

Critical Accounting Policies

During the three months ended July 1, 2017, the Company sold $5,963,000 of Green Giant finished goods inventory to B&G Foods North America ("B&G") for cash, on a bill and hold basis, as compared to $8,702,000 for the three months ended July 2, 2016.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G.  The Company believes it has met the criteria required for bill and hold treatment.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability.  In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility and the $100,000,000 term loan.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate capital lease obligations.  There have been no material changes to the Company's exposure to market risk since March 31, 2017.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 1, 2017, our disclosure controls and procedures were effective.  The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, with the acquisition of Truitt Bros., Inc. during the three months ended July 1, 2017, the Company is in the process of evaluating their internal controls.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

   Refer to footnote 13 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K.

Item 1A. Risk Factors

   There have been no material changes to the risk factors disclosed in the Company's Form 10-K for the period ended March 31, 2017 except to the extent factual       information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
4/01/17 –	-	-	$-	$-	-
4/30/17
5/01/17 –	-	-	$-	$-	-
5/31/17
6/01/17 –	-	-	$-	$-	-
6/30/17
Total	-	-	$-	$-	-	1,185,361

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Mine Safety Disclosures

           None.

Item 5. Other Information

On July 28, 2017, the Company held its Annual Meeting of Shareholders.  As of the record date established in connection with the Annual Meeting, the following shares of voting stock were issued and outstanding: (i) 7,961,417 shares of Class A common stock, $0.25 par value per share ("Class A Common Stock"); (ii) 1,884,639 shares of Class B common stock, $0.25 par value per share ("Class B Common Stock"); (iii) 200,000 shares of Six Percent (6%) Cumulative Voting Preferred Stock, $0.25 par value per share ("6% Preferred Stock"); (iv) 407,240 shares of 10% Cumulative Convertible Voting Preferred Stock - Series A, $0.25 stated value per share ("10% Series A Preferred Stock"); and (v) 400,000 shares of 10% Cumulative Convertible Voting Preferred Stock - Series B, $0.25 stated value per share ("10% Series B Preferred Stock").  Each share of Class B Common Stock, 10% Series A Preferred Stock, and 10% Series B Preferred Stock was entitled to one vote on each item submitted for consideration.  Each share of Class A Common Stock was entitled to one-twentieth (1/20) of one vote on each item submitted for consideration.  Each share of 6% Preferred Stock was entitled to one vote, but only with respect to the election of directors.

PART II ‑ OTHER INFORMATION

The following is a summary of the voting at the Annual Meeting:

Election of Directors:
At the Annual Meeting, Peter R. Call, Samuel T. Hubbard and Arthur S. Wolcott were elected directors of the Company, each to serve until the 2020 Annual Meeting.

Name	For	Withhold Authority	Broker Non-Votes
Peter R. Call	2,531,614	177,874	317,835
Samuel T. Hubbard	2,695,927	13,561	317,835
Arthur S. Wolcott	2,686,709	22,799	317,835

The Board of Directors is divided into three classes having staggered terms of three years each.  The terms of office of Arthur H. Baer, Kraig H. Kayser and Thomas Paulson expire in 2018 and the terms of office of John P. Gaylord, Susan A. Henry and Susan W. Stuart expire in 2019.

Advisory Vote on Executive Compensation:

The results for the advisory vote on executive compensation for Fiscal 2017 were as follows:

For	Against	Abstentions	Broker Non-Votes
2,497,759	5,165	6,564	317,835

Advisory Vote on the Frequency of Future Advisory Votes on Executive Compensation:

The results for the advisory vote on the frequency of future advisory votes on executive compensation were as follows:

Votes For Three Years	Votes For Two Years	Votes For One Year	Abstentions	Broker Non-Votes
2,148,704	3,374	278,420	78,481	317,835

As a result of the shareholder advisory vote and other factors, the Company will hold future non-binding advisory votes on the compensation of our named executive officers every three years, until the next non-binding advisory vote on the frequency of such votes on executive compensation.

Ratification of Independent Registered Public Accounting Firm:

At the Annual Meeting, the shareholders voted to ratify the appointment of BDO USA, LLP as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2018.

For	Against	Abstentions
2,999,287	12,855	507

Ratification of the Adoption of the Seneca Foods Corporation Equity Incentive Plan Amendment and Extension:

At the Annual Meeting, the shareholders voted to ratify the adoption of the Seneca Foods Corporation Equity Incentive Plan Amendment and Extension.

For	Against	Abstentions	Abstentions
2,330,567	172,768	6,153	317,835

PART II ‑ OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following materials from Seneca Foods Corporation's Quarterly Report on Form 10-Q for the three months ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net loss, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders' equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
      (Company)

/s/Kraig H. Kayser
July 31, 2017
 Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
July 31, 2017
 Timothy J. Benjamin
 Chief Financial Officer