Form 10-Q
period 2017-09-30
Seneca Foods Corp
filed 2017-10-26
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2017	Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Company as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code	315/926-8100

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

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 20, 2017
Common Stock Class A, $.25 Par	7,875,188
Common Stock Class B, $.25 Par	1,884,439

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 30, 2017	October 1, 2016	March 31, 2017
ASSETS

Current Assets:
Cash and Cash Equivalents	$14,940	$10,124	$11,992
Accounts Receivable, Net	112,297	102,727	72,080
Assets Held For Sale	-	5,025	-
Inventories:
Finished Goods	664,816	639,603	435,247
Work in Process	32,287	18,098	32,528
Raw Materials and Supplies	105,284	114,295	130,281
Total Inventories	802,387	771,996	598,056
Refundable Income Taxes	336	-	2,471
Other Current Assets	2,649	15,157	3,671
Total Current Assets	932,609	905,029	688,270
Property, Plant and Equipment, Net	272,176	207,474	237,476
Deferred Income Taxes, Net	-	15,364	-
Other Assets	5,183	20,847	20,273
Total Assets	$1,209,968	$1,148,714	$946,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$-	$166
Accounts Payable	249,803	237,008	72,824
Accrued Vacation	12,656	11,936	11,867
Accrued Payroll	12,178	10,120	6,593
Other Accrued Expenses	38,905	39,243	32,493
Income Taxes Payable	-	4,172	-
Current Portion of Long-Term Debt and Capital Lease Obligations	9,440	9,987	8,334
Total Current Liabilities	322,982	312,466	132,277
Long-Term Debt, Less Current Portion	395,128	354,905	329,138
Capital Lease Obligations, Less Current Portion	37,879	18,425	34,194
Pension Liabilities	9,220	41,119	8,193
Deferred Income Taxes, Net	1,565	-	4,181
Other Long-Term Liabilities	13,440	11,559	3,775
Total Liabilities	780,214	738,474	511,758
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	719	1,338	1,324
Common Stock, $.25 Par Value Per Share	3,038	3,024	3,024
Additional Paid-in Capital	98,099	97,395	97,458
Treasury Stock, at Cost	(69,195)	(66,730)	(66,499)
Accumulated Other Comprehensive Loss	(11,073)	(28,396)	(11,175)
Retained Earnings	408,166	403,609	410,129
Total Stockholders' Equity	429,754	410,240	434,261
Total Liabilities and Stockholders’ Equity	$1,209,968	$1,148,714	$946,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net Sales	$376,308	$357,247	$656,495	$609,861

Costs and Expenses:
Cost of Product Sold	355,904	327,035	620,331	559,674
Selling, General and Administrative	18,865	18,702	36,318	35,907
Plant Restructuring (Credit) Charge	(25)	277	56	1,462
Other Operating (Income) Loss	(20)	31	(2,632)	19
Total Costs and Expenses	374,724	346,045	654,073	597,062
Operating Income	1,584	11,202	2,422	12,799
Loss (Earnings) From Equity Investment	-	270	(21)	(167)
Interest Expense, Net	3,433	2,151	6,650	4,295
(Loss) Earnings Before Income Taxes	(1,849)	8,781	(4,207)	8,671

Income Taxes (Benefit) Expense	(737)	2,637	(2,256)	2,589
Net (Loss) Earnings	$(1,112)	$6,144	$(1,951)	$6,082

(Loss) Earnings Applicable to Common Stock	$(1,114)	$6,082	$(1,952)	$6,014

Basic (Loss) Earnings per Common Share	$(0.11)	$0.62	$(0.20)	$0.61

Diluted (Loss) Earnings per Common Share	$(0.11)	$0.62	$(0.20)	$0.61

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Comprehensive (loss) income:
Net (loss) earnings	$(1,112)	$6,144	$(1,951)	$6,082
Change in pension, post retirement benefits and other (net of tax of $26 and $63)	43	-	102	-
Total	$(1,069)	$6,144	$(1,849)	$6,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	September 30, 2017	October 1, 2016
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(1,951)	$6,082
Adjustments to Reconcile Net (Loss) Earnings to
Net Cash Used in Operations (Net of Acquisition):
Depreciation & Amortization	15,349	12,018
(Gain) Loss on the Sale of Assets	(1,591)	48
Bargain Purchase Gain	(1,096)	-
Provision for Restructuring and Impairment	56	1,462
Earnings From Equity Investment	(21)	(167)
Deferred Income Tax Benefit	(2,272)	(2,467)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(34,173)	(25,939)
Inventories	(188,255)	(204,289)
Other Current Assets	1,106	608
Income Taxes	2,126	1,198
Accounts Payable, Accrued Expenses and Other Liabilities	192,932	183,025
Net Cash Used in Operations	(17,790)	(28,421)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(13,743)	(14,518)
Cash Paid for Acquisition (Net of Cash Acquired)	(14,420)	-
Proceeds from the Sale of Assets	1,790	13
Net Cash Used in Investing Activities	(26,373)	(14,505)
Cash Flow from Financing Activities:
Long-Term Borrowing	282,862	183,744
Payments on Long-Term Debt and Capital Lease Obligations	(232,706)	(136,613)
Payments on Notes Payable	(166)	(402)
Other Assets	(171)	(1,248)
Purchase of Treasury Stock	(2,696)	(1,021)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	47,111	44,448

Net Increase in Cash and Cash Equivalents	2,948	1,522
Cash and Cash Equivalents, Beginning of the Period	11,992	8,602
Cash and Cash Equivalents, End of the Period	$14,940	$10,124

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$7,155	$15,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2017	$1,324	$3,024	$97,458	$(66,499)	$(11,175)	$410,129
Net loss	-	-	-	-	-	(1,951)
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	50	-	-	-
Preferred stock conversion	(605)	14	591	-	-	-
Purchase treasury stock	-	-	-	(2,696)	-	-
Change in pension, post retirement benefits, other adjustment (net of tax of $63)	-	-	-	-	102	-
Balance September 30, 2017	$719	$3,038	$98,099	$(69,195)	$(11,073)	$408,166

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
September 30, 2017	200,000	1,400,000	38,542	500	20,000,000	10,000,000
Shares outstanding:
September 30, 2017	200,000	807,240	38,542	500	7,875,188	1,884,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of September 30, 2017 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2017 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and six month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

During the six months ended September 30, 2017, the Company sold $73,096,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $54,416,000 for the six months ended October 1, 2016. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. The Company believes it has met the criteria required for bill and hold treatment.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2017 Annual Report on Form 10-K.

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

2.

Acquisition

In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. ("Truitt") for $16,242,000 which was accounted for as an equity investment. The purchase agreement granted the Company the right to acquire the remaining 50% ownership of Truitt in the future under certain conditions. On April 3, 2017, the Company purchased the remaining 50% equity interest in Truitt. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value during the first quarter of 2018. As a result, the Company’s first quarter 2018 net loss includes a non-taxable bargain purchase gain of $1,096,000 of which $562,000 was related to the remeasurement of the previously held investment. Gross profit in the first quarter of fiscal 2018 included a charge of $542,000 related to the recognition of the Truitt inventory step-up through cost of sales for the portion of acquired inventory that was sold during the period. The business, based in Salem, Oregon, has two state-of-the-art plants located in Oregon and Kentucky. The purchase price for the more recent 50% was $14,420,000 (net of cash acquired of $3,030,000) plus the assumption of certain liabilities. The Company had an equity method investment of $17,422,000, so the total investment was $34,872,000. In conjunction with the closing, the Company paid off $3,608,000 of liabilities acquired. The rationale for the acquisition was twofold: (1) the business is a complementary fit with our existing business and (2) Truitt is known for its industry innovation related to packing shelf stable foods in trays, pouches and bowls. This acquisition was financed with proceeds from the Company's revolving credit facility. The purchase price to acquire Truitt Bros., Inc. was allocated based on the internally developed fair value of the assets acquired and liabilities assumed and the independent valuation of inventory, intangibles, and property, plant, and equipment. The total purchase price of $31,842,000 has been allocated as follows (in thousands):

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

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

The Company is continuing to evaluate the purchase price allocation and these preliminary estimates could change. Proforma results of operations for the Truitt acquisition are not presented because the effects are not material to the consolidated financial statements.

3.

Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $151,096,000 as of the end of the second quarter of fiscal 2018 as compared to $143,650,000 as of the end of the second quarter of fiscal 2017. The change in the LIFO Reserve for the three months ended September 30, 2017 was an increase of $10,398,000 as compared to an increase of $2,476,000 for the three months ended October 1, 2016. The LIFO Reserve increased by $17,841,000 in the first six months of fiscal 2018 compared to an increase of $4,375,000 in the first six months of fiscal 2017. This reflects the projected impact of an overall cost increase expected in fiscal 2018 versus fiscal 2017.

4.

Revolving Credit Facility

The Company completed the closing of a new five-year revolving credit facility (“Revolver”) on July 5, 2016. Maximum borrowings under the Revolver total $400,000,000 from April through July and $500,000,000 from August through March.   The Revolver balance as of September 30, 2017 was $272,609,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 5, 2021. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

The decrease in average amount of Revolver borrowings during the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was attributable to the $100,000,000 term loan from Farm Credit less the acquisition of $14,420,000 made during the first six months of fiscal 2018, Accounts Receivables which are $3,526,000 higher than the same period last year (excluding the amount from the acquisition), and total Inventories, excluding the inventories of the acquisition, which are $14,315,000 higher than the same period last year, partially offset by net earnings in the last twelve months ended September 30, 2017 of $4,580,000.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the second quarter and year-to-date periods of fiscal 2018 and fiscal 2017:

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$272,609	$342,935	$272,609	$342,935
Weighted average interest rate	2.75%	1.88%	2.75%	1.88%
Reported during the period:
Maximum amount of borrowings	$274,117	$361,800	$274,117	$361,800
Average outstanding borrowings	$244,160	$314,102	$229,235	$284,287
Weighted average interest rate	2.58%	1.78%	2.45%	1.93%

5.

Stockholders’ Equity

During the six-month period ended September 30, 2017 the Company repurchased 92,582 shares or $2,689,000 of its Class A Common Stock as Treasury Stock and 200 shares or $7,000 of its Class B Common Stock also as Treasury Stock. As of September 30, 2017, there are 2,392,928 shares or $69,195,000 of repurchased stock. These shares are not considered outstanding.

6.	Retirement Plans The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Service Cost	$1,981	$2,164	$3,963	$4,328
Interest Cost	1,985	1,919	3,971	3,838
Expected Return on Plan Assets	(3,482)	(2,978)	(6,967)	(5,957)
Amortization of Actuarial Loss	-	679	-	1,358
Amortization of Transition Asset	30	27	60	55
Net Periodic Benefit Cost	$514	$1,811	$1,027	$3,622

There was no contribution to the pension plan in the six month period ended September 30, 2017. There was a contribution of $300,000 made in the six month period ended October 1, 2016.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

7.	Plant Restructuring The following table summarizes the rollforward of restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)

Balance March 31, 2017	$37	$4,773	$305	$5,115
First quarter charge	36	9	36	81
Second quarter charge (credit)	-	8	(33)	(25)
Cash payments/write offs	(73)	(3,888)	(308)	(4,269)
Balance September 30, 2017	$-	$902	$-	$902

Balance March 31, 2016	$-	$4,975	$3,897	$8,872
First quarter charge (credit)	127	(6)	1,064	1,185
Second quarter charge (credit)	112	(286)	451	277
Cash payments/write offs	(123)	240	(3,242)	(3,125)
Balance October 1, 2016	$116	$4,923	$2,170	$7,209

During fiscal 2016, the Company recorded a restructuring charge of $10,302,000 related to the closing of a plant in the Northwest of which $162,000 was related to severance cost, $5,065,000 was related to asset impairments (contra fixed assets), and $5,075,000 was related to other costs (mostly operating lease costs). During fiscal 2017, the Company adjusted this restructuring charge by $1,829,000 related to the closing of this Northwest plant of which a charge of $1,578,000 was related to severance cost, a credit of $384,000 was related to asset impairments (contra fixed assets), and charge of $635,000 was related to other costs (mostly operating lease costs).

During the six months ended September 30, 2017, the Company recorded an additional restructuring charge of $57,000 related to the previous closing of this Northwest plant.

8.

Other Operating Income and Expense

During the six months ended September 30, 2017, the Company sold unused fixed assets which resulted in a gain of $1,591,000 as compared to a loss of $48,000 during the six months ended October 1, 2016. $1,081,000 of the current year gain was related to the sale of a closed plant in the Midwest. In addition, the Company recorded a bargain purchase gain of $1,096,000 as discussed in the Acquisition footnote. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018 (beginning fiscal 2020 for the Company), including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

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

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended September 30, 2017.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

10.	(Loss) Earnings per Common Share (Loss) earnings per share for the quarters ended September 30, 2017 and October 1, 2016 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017

Basic

Net (loss) earnings	$(1,112)	$6,144	$(1,951)	$6,082
Deduct preferred stock dividends paid	6	6	12	12

Undistributed (loss) earnings	(1,118)	6,138	(1,963)	6,070
(Loss) earnings attributable to participating preferred	(4)	56	(11)	56

(Loss) earnings attributable to common shareholders	$(1,114)	$6,082	$(1,952)	$6,014

Weighted average common shares outstanding	9,792	9,792	9,803	9,800

Basic (loss) earnings per common share	$(0.11)	$0.62	$(0.20)	$0.61

Diluted

(Loss) earnings attributable to common shareholders	$(1,114)	$6,082	$(1,952)	$6,014
Add dividends on convertible preferred stock	5	5	10	10

(Loss) earnings attributable to common stock on a diluted basis	$(1,109)	$6,087	$(1,942)	$6,024

Weighted average common shares outstanding-basic	9,792	9,792	9,803	9,800

Additional shares issued related to the equity compensation plan	-	3	-	3
Additional shares to be issued under full conversion of preferred stock	-	67	-	67

Total shares for diluted	9,792	9,862	9,803	9,870

Diluted (loss) earnings per common share	$(0.11)	$0.62	$(0.20)	$0.61
Note: For fiscal 2018, add backs for equity compenstion and additional shares that were anti-dilutive were excluded.

11.

Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $398,725,000 and an estimated fair value of $398,597,000 as of September 30, 2017. As of March 31, 2017, the carrying amount was $332,633,000 and the estimated fair value was $332,926,000. Capital lease obligations, including current portion had a carrying amount of $43,722,000 and an estimated fair value of $41,164,000 as of September 30, 2017. As of March 31, 2017, the carrying amount was $39,033,000 and the estimated fair value was $37,505,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

12.

Income Taxes

The effective tax rate was 53.6% and 29.9% for the six month periods ended September 30, 2017 and October 1, 2016, respectively. The 23.7% percentage point increase in the effective tax rate represents an increase in tax benefit as a percentage of book loss when compared to the same period last year.  The major contributors to this increase are a result of the Truitt acquisition.  The bargain purchase gain is non-taxable and the deferred tax liability related to the outside basis difference in the Truitt investment was written off because the investment can now be recovered in a tax-free manner.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. The Company’s product offerings include canned, frozen and bottled produce and snack chips. Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley®, READ® and Seneca Farms®. The Company’s canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs. In addition, the Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for B&G Foods North America (“B&G”) under a contract packing agreement.

The Company’s raw product is harvested mainly between June through November.

Results of Operations:

Sales:

Second fiscal quarter 2018 results include net sales of $376,308,000, which represents a 5.3% increase, or $19,061,000, from the second quarter of fiscal 2017.  The net increase in sales is attributable to a sales volume increase of $15,866,000 and higher selling prices/sales mix of $3,195,000. The increase in sales is primarily from the acquisition of Truitt during the current year with sales of $19,466,000, a $13,609,000 increase in B&G Foods, Inc. sales, a $2,141,000 increase in Frozen sales, a $797,000 increase in Canned Vegetable sales, partially offset by a $13,527,000 decrease in Canned Fruit sales and a $461,000 decrease in Snack sales.

Six months ended September 30, 2017 include net sales of $656,495,000, which represents a 7.6% increase, or $46,634,000, from the first six months of fiscal 2017.  The net increase in sales is attributable to a sales volume increase of $44,448,000, and higher selling prices/sales mix of $2,186,000. The increase in sales is primarily from the acquisition of Truitt during the current year with sales of $41,138,000, a $14,073,000 increase in B&G Foods, Inc. sales, a $13,286,000 increase in Canned Vegetable sales, $5,927,000 increase in Frozen sales, partially offset by a $22,794,000 decrease in Canned Fruit sales of and a $2,150,000 decrease in Snack sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Canned Vegetables	$184.9	$184.1	$338.7	$325.4
B&G*	70.8	57.2	81.4	67.4
Frozen	24.2	22.0	51.2	45.2
Fruit Products	70.7	84.3	130.7	153.5
Chip Products	3.3	3.7	5.5	7.7
Truitt	19.4	0.0	41.1	0.0
Other	3.0	5.9	7.9	10.7
	$376.3	$357.2	$656.5	$609.9

*B&G includes frozen vegetable sales exclusively for B&G.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gross Margin	5.4%	8.5%	5.5%	8.2%

Selling	2.5%	2.6%	2.7%	2.9%
Administrative	2.6%	2.6%	2.8%	3.0%
Plant Restructuring	0.0%	0.1%	0.0%	0.2%
Other Operating Income	0.0%	0.0%	-0.4%	0.0%

Operating Income	0.4%	3.1%	0.4%	2.1%

Interest Expense, Net	0.9%	0.6%	1.0%	0.7%

For the three month period ended September 30, 2017, the gross margin decreased from the prior year quarter from 8.5% to 5.4% due primarily to the LIFO charge for the second quarter ended September 30, 2017 which was $10,398,000 as compared to a charge of $2,476,000 for the second quarter ended October 1, 2016 and reflects the impact on the quarter of higher cost increases expected in fiscal 2018, compared with smaller cost increases to fiscal 2017. On an after-tax basis, LIFO net earnings decreased by $6,759,000 for the quarter ended September 30, 2017 and decreased LIFO net earnings by $1,609,000 for the quarter ended October 1, 2016, based on the statutory federal income tax rate.

For the six month period ended September 30, 2017, the gross margin decreased from the prior year period from 8.2% to 5.5% due primarily to a higher LIFO charge in the current year. The LIFO charge for the six months ended September 30, 2017 was $17,841,000 as compared to a charge of $4,375,000 for the six months ended October 1, 2016 and reflects the impact on the six months of cost increases expected in fiscal 2018, compared to cost decreases in fiscal 2017. On an after-tax basis, LIFO decreased net earnings by $11,597,000 for the six months ended September 30, 2017 and decreased net earnings by $2,844,000 for the six months ended October 1, 2016, based on the statutory federal income tax rate.

For the three month period ended September 30, 2017, selling costs as a percentage of sales decreased from 2.6% to 2.5% for the same period in the prior year. For the six month period ended September 30, 2017, selling costs as a percentage of sales decreased from 2.9% to 2.7% for the same period in the prior year. The three and six month decreases are primarily as a result of the Green Giant sales increase, which don't incur selling costs.

For the three month period ended September 30, 2017, administrative expense as a percentage of sales was unchanged at 2.6%. For the six month period ended September 30, 2017, administrative expense as a percentage of sales decreased from 3.0% to 2.8% due to lower employment costs in the current year.

During the six months ended September 30, 2017, the Company sold some unused fixed assets which resulted in a gain of $1,591,000. $1,081,000 of the current year gain was related to the sale of a closed plant in the Midwest. In addition, the Company recorded a bargain purchase gain of $1,096,000 as discussed in the Acquisition footnote to the Condensed Consolidated Financial Statements. During the six months ended October 1, 2016, the Company sold some unused fixed assets which resulted in a loss of $48,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

Interest expense for the second quarter ended September 30, 2017, as a percentage of sales, increased from 0.6% to 0.9% in second quarter ended October 1, 2016. For the six month period ended September 30, 2017, interest expense as a percentage of sales increased from 0.7% to 1.0% compared to six months ended October 1, 2016. During fiscal 2018, overall borrowings and interest rates were higher than the previous year.

Income Taxes:

The effective tax rate was 53.6% and 29.9% for the three six periods ended September 30, 2017 and October 1, 2016, respectively. The 23.7 percentage point increase in the effective tax rate represents an increase in tax benefit as a percentage of book loss when compared to the same period last year.  The major contributors to this increase are a result of the Truitt acquisition.  The bargain purchase gain is non-taxable and the deferred tax liability related to the outside basis difference in the Truitt investment was written off because the investment can now be recovered in a tax-free manner.

Earnings per Share:

Basic (loss) earnings per share were $(0.11) and $0.62 for the three months ended September 30, 2017 and October 1, 2016, respectively. Diluted (loss) earnings per share were $(0.11) and $0.62 for the three months ended September 30, 2017 and October 1, 2016, respectively. Basic (loss) earnings per share were $(0.20) and $0.61 for the six months ended September 30, 2017 and October 1, 2016, respectively. Diluted earnings per share were $(0.20) and $0.61 for the six months ended September 30, 2017 and October 1, 2016, respectively. For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	September 30,	October 1,	March 31,	March 31,
	2017	2016	2017	2016
Working Capital:
Balance	$609,627	$592,563	$555,993	$274,429
Change in Quarter	41,970	78,493
Long-Term Debt, Less Current Portion	395,128	354,905	329,138	35,967
Capital Lease Obligations, Less Current Portion	37,879	18,425	34,194	4,988
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	43.56	41.28	43.63	40.63
Stockholders' Equity Per Common Share	43.96	41.81	44.20	41.15
Current Ratio	2.89	2.90	5.20	1.69

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K for conversion details.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $17,790,000 in the first six months of fiscal 2018, compared to $28,421,000 in the first six months of fiscal 2017. The $10,631,000 decrease in cash used is primarily attributable to an $188,255,000 increase in inventory in the first six months of fiscal 2018 as compared to $204,289,000 increase in inventory in the first six months of fiscal 2017, a $9,907,000 increase in cash provided by accounts payable, accrued expenses and other liabilities, a $928,000 increase in cash provided by income taxes partially offset by decreased net earnings of $8,033,000 as previously discussed and an $8,234,000 increase in cash used by accounts receivable.

As compared to October 1, 2016, inventory increased $30,391,000 to $802,387,000 at September 30, 2017 (including $16,076,000 increase from the Truitt Bros. Inc. acquisition). The components of the inventory increase reflect a $25,213,000 increase in finished goods, a $14,189,000 increase in work in process and a $9,011,000 decrease in raw materials and supplies. The finished goods increase is primarily due to the Truitt acquisition and reflects higher inventory quantities due to the magnitude and timing of the fiscal year 2018 pack versus fiscal year 2017 pack partially offset by increased sales volume as compared to the prior year. The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $151,096,000 as of the end of the second quarter of 2018 as compared to $143,650,000 as of the end of the second quarter of 2017.

Cash used in investing activities was $26,373,000 in the first six months of fiscal 2018 compared to cash used in investing activities of $14,505,000 in the first six months of fiscal 2017. Additions to property, plant and equipment were $13,743,000 in the first six months of fiscal 2018 as compared to $14,518,000 in first six months of fiscal 2017. The prior year purchases include $4,767,000 of fixed assets purchased from Monsanto in connection with our seed processing in August 2016. In April 2017, the Company acquired the other 50% of Truitt Bros., Inc. for $14,420,000 (net of cash acquired).

Cash provided by financing activities was $47,111,000 in the first six months of fiscal 2018, which included borrowings of $282,862,000 and the repayment of $232,706,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”). Cash provided by financing activities was $44,448,000 in the first six months of fiscal 2017, which included borrowings of $183,744,000 and the repayment of $136,613,000 of long-term debt, principally consisting of borrowing and repayment on the Revolver.  Other than borrowings under the Revolver, there was no new long-term debt during the first six months of fiscal 2018. During the six months ended October 1, 2016, the Company paid off $22,596,000 of Industrial Revenue Bonds. During the six months ended September 30, 2017, the Company repurchased $2,696,000 of its Class A and Class B Common Stock as treasury stock compared to $1,021,000 in the prior period.

During the six months ended September 30, 2017, the Company entered into $7,155,000 of equipment capital leases compared to $15,416,000 in the same period in the prior year.

The Company completed the closing of a new five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of September 30, 2017, the interest rate was approximately 2.75% on a balance of $272,609,000. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At September 30, 2017, the Company was in compliance with all such financial covenants.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

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

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on such statements, which speak only to events as of the date the statements were made. Among the factors that could cause actual results to differ materially are:

●	general economic and business conditions;
●	cost and availability of commodities and other raw materials such as vegetables, steel and packaging materials;
●	transportation costs;
●	climate and weather affecting growing conditions and crop yields;
●	the availability of financing;
●	leverage and the Company’s ability to service and reduce its debt;
●	foreign currency exchange and interest rate fluctuations;
●	effectiveness of the Company’s marketing and trade promotion programs;
●	changing consumer preferences;
●	competition;
●	product liability claims;
●	the loss of significant customers or a substantial reduction in orders from these customers;
●	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental and health and safety regulations; and
●	other risks detailed from time to time in the reports filed by the Company with the SEC.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

Critical Accounting Policies

During the six months ended September 30, 2017, the Company sold $73,096,000 of Green Giant finished goods inventory to B&G Foods North America (“B&G”) for cash, on a bill and hold basis, as compared to $54,416,000 for the six months ended October 1, 2016. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. The Company believes it has met the criteria required for bill and hold treatment.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility and the $100,000,000 term loan. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate capital lease obligations. There have been no material changes to the Company’s exposure to market risk since March 31, 2017.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, with the acquisition of Truitt Bros., Inc. on April 3, 2017, the Company is still in the process of evaluating their internal controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to footnote 13 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2017 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
7/01/2017 –
7/31/2017	-	-	$-	$-	-
8/01/2017 –
8/31/2017	89,532	200	$29.02	$32.53	89,732
9/01/2017 –
9/30/2017	3,050	-	$29.92	$-	3,050
Total	92,582	200	$29.06	$32.53	92,782	1,088,579

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

                       None

PART II - OTHER INFORMATION

Item 6.     Exhibits

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the six months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net loss, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders’ equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation (Company)

/s/Kraig H. Kayser
October 26, 2017
Kraig H. Kayser
President and Chief Executive Officer

/s/ Timothy J. Benjamin
October 26, 2017
Timothy J. Benjamin
Chief Financial Officer