Form 10-Q
period 2017-12-30
Seneca Foods Corp
filed 2018-01-25
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 30, 2017	Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Company as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 19, 2018
Common Stock Class A, $.25 Par	7,854,451
Common Stock Class B, $.25 Par	1,884,439

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 30, 2017	December 31, 2016	March 31, 2017
ASSETS

Current Assets:
Cash and Cash Equivalents	$13,122	$10,260	$11,992
Accounts Receivable, Net	66,233	67,357	72,080
Assets Held For Sale	-	5,025	-
Inventories:
Finished Goods	576,896	511,838	435,247
Work in Process	39,542	24,642	32,528
Raw Materials and Supplies	93,680	119,888	130,281
Total Inventories	710,118	656,368	598,056
Refundable Income Taxes	2,222	-	2,471
Other Current Assets	2,815	11,146	3,671
Total Current Assets	794,510	750,156	688,270
Property, Plant and Equipment, Net	272,363	217,983	237,476
Deferred Income Taxes, Net	-	16,534	-
Other Assets	5,130	20,038	20,273
Total Assets	$1,072,003	$1,004,711	$946,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$1,255	$166
Accounts Payable	102,020	98,170	72,824
Accrued Vacation	12,428	11,702	11,867
Accrued Payroll	5,468	5,843	6,593
Other Accrued Expenses	32,804	41,826	32,493
Income Taxes Payable	-	8,830	-
Current Portion of Long-Term Debt and Capital Lease Obligations	9,703	11,106	8,334
Total Current Liabilities	162,423	178,732	132,277
Long-Term Debt, Less Current Portion	411,799	343,634	329,138
Capital Lease Obligations, Less Current Portion	37,447	25,992	34,194
Pension Liabilities	7,106	35,230	8,193
Deferred Income Taxes, Net	2,982	-	4,181
Other Long-Term Liabilities	13,447	3,509	3,775
Total Liabilities	635,204	587,097	511,758
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	707	1,324	1,324
Common Stock, $.25 Par Value Per Share	3,038	3,024	3,024
Additional Paid-in Capital	98,136	97,433	97,458
Treasury Stock, at Cost	(69,941)	(67,550)	(66,499)
Accumulated Other Comprehensive Loss	(11,023)	(28,396)	(11,175)
Retained Earnings	415,882	411,779	410,129
Total Stockholders' Equity	436,799	417,614	434,261
Total Liabilities and Stockholders’ Equity	$1,072,003	$1,004,711	$946,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016

Net Sales	$392,714	$369,705	$1,049,209	$979,566

Costs and Expenses:
Cost of Product Sold	361,013	332,230	981,344	891,904
Selling, General and Administrative	20,112	21,116	56,430	57,023
Plant Restructuring Charge	101	1,316	157	2,778
Other Operating (Income) Loss	17	1,153	(2,615)	1,172
Total Costs and Expenses	381,243	355,815	1,035,316	952,877
Operating Income	11,471	13,890	13,893	26,689
Earnings From Equity Investment	-	(333)	(21)	(500)
Interest Expense, Net	4,012	2,414	10,662	6,709
Earnings Before Income Taxes	7,459	11,809	3,252	20,480

Income Taxes (Benefit) Expense	(268)	3,628	(2,524)	6,217
Net Earnings	$7,727	$8,181	$5,776	$14,263

Earnings Applicable to Common Stock	$7,690	$8,100	$5,730	$14,116

Basic Earnings per Common Share	$0.79	$0.83	$0.59	$1.44

Diluted Earnings per Common Share	$0.78	$0.82	$0.58	$1.43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016

Comprehensive income:
Net earnings	$7,727	$8,181	$5,776	$14,263
Change in pension, post retirement benefits and other (net of tax of $30 and $93)	50	-	152	-
Total	$7,777	$8,181	$5,928	$14,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	December 30, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net Earnings	$5,776	$14,263
Adjustments to Reconcile Net Earnings to
Net Cash Used In Operations (Net of Acquisition):
Depreciation & Amortization	23,112	18,209
(Gain) Loss on the Sale of Assets	(1,590)	149
Bargain Purchase Gain	(1,078)	-
Provision for Restructuring and Impairment	157	3,830
Earnings From Equity Investment	(21)	(500)
Deferred Income Tax Benefit	(903)	(3,637)
Changes in Operating Assets and Liabilities:
Accounts Receivable	11,891	9,431
Inventories	(95,986)	(88,661)
Other Current Assets	954	4,619
Income Taxes	240	5,856
Accounts Payable, Accrued Expenses and Other Liabilities	30,700	26,732
Net Cash Used in Operations	(26,748)	(9,709)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(21,120)	(23,389)
Cash Paid for Acquisition (Net of Cash Acquired)	(14,420)	-
Proceeds from the Sale of Assets	1,841	123
Net Cash Used In Investing Activities	(33,699)	(23,266)
Cash Flow from Financing Activities:
Long-Term Borrowing	438,730	411,483
Payments on Long-Term Debt and Capital Lease Obligations	(373,298)	(374,577)
Borrowings (Payments) on Notes Payable	(166)	853
Other Assets	(235)	(1,273)
Purchase of Treasury Stock	(3,442)	(1,841)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	61,577	34,633

Net Increase in Cash and Cash Equivalents	1,130	1,658
Cash and Cash Equivalents, Beginning of the Period	11,992	8,602
Cash and Cash Equivalents, End of the Period	$13,122	$10,260

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$8,381	$23,056
Silgan Payable	$8,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2017	$1,324	$3,024	$97,458	$(66,499)	$(11,175)	$410,129
Net earnings	-	-	-	-	-	5,776
Cash dividends on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	75	-	-	-
Preferred stock conversion	(617)	14	603	-	-	-
Purchase treasury stock	-	-	-	(3,442)	-	-
Change in pension, post retirement benefits, other adjustment (net of tax of $93)	-	-	-	-	152	-
Balance December 30, 2017	$707	$3,038	$98,136	$(69,941)	$(11,023)	$415,882

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
December 30, 2017	200,000	1,400,000	37,529	500	20,000,000	10,000,000
Shares outstanding:
December 30, 2017	200,000	807,240	37,529	500	7,854,451	1,884,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 30, 2017 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2017 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and nine month periods ended December 30, 2017 are not necessarily indicative of the results to be expected for the full year.

During the nine months ended December 30, 2017, the Company sold $112,768,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $95,253,000 for the nine months ended December 31, 2016. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. The Company believes it has met the criteria required for bill and hold treatment.

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

December 30, 2017

2.	Acquisition

In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. ("Truitt") for $16,242,000 which was accounted for as an equity investment. The purchase agreement granted the Company the right to acquire the remaining 50% ownership of Truitt in the future under certain conditions. On April 3, 2017, the Company purchased the remaining 50% equity interest in Truitt. This was considered a step acquisition, whereby the Company remeasured the previously held investment to fair value during the first quarter of 2018. As a result, the Company’s first quarter 2018 net loss includes a non-taxable bargain purchase gain of $1,078,000 of which $562,000 was related to the remeasurement of the previously held investment. Gross profit in the first quarter of fiscal 2018 included a charge of $542,000 related to the recognition of the Truitt inventory step-up through cost of sales for the portion of acquired inventory that was sold during the period. The business, based in Salem, Oregon, has two state-of-the-art plants located in Oregon and Kentucky. The purchase price for the more recent 50% was $14,420,000 (net of cash acquired of $3,030,000) plus the assumption of certain liabilities. The Company had an equity method investment of $17,422,000, so the total investment was $34,872,000. In conjunction with the closing, the Company paid off $3,608,000 of liabilities acquired. The rationale for the acquisition was twofold: (1) the business is a complementary fit with our existing business and (2) Truitt is known for its industry innovation related to packing shelf stable foods in trays, pouches and bowls. This acquisition was financed with proceeds from the Company's revolving credit facility. The purchase price to acquire Truitt Bros., Inc. was allocated based on the internally developed fair value of the assets acquired and liabilities assumed and the independent valuation of inventory, intangibles, and property, plant, and equipment. The total purchase price of $31,842,000 has been allocated as follows (in thousands):

Purchase Price (net of cash received)	$31,842

Approximate fair values of assets acquired and liabilities assumed:
Current assets	$22,823
Other long-term assets	1,744
Property, plant and equipment	28,696
Current liabilities	(5,068)
Deferred taxes	389
Other long-term liabilities	(15,664)
Bargain purchase gain	(1,078)
Total	$31,842

The Company is continuing to evaluate the purchase price allocation and these preliminary estimates could change. Proforma results of operations for the Truitt acquisition are not presented because the effects are not material to the consolidated financial statements.

3.

Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $152,091,000 as of the end of the third quarter of fiscal 2018 as compared to $139,709,000 as of the end of the third quarter of fiscal 2017. The change in the LIFO Reserve for the three months ended December 30, 2017 was an increase of $994,000 as compared to a decrease of $3,941,000 for the three months ended December 31, 2016. The LIFO Reserve increased by $18,835,000 in the first nine months of fiscal 2018 compared to an increase of $434,000 in the first nine months of fiscal 2017. This reflects the projected impact of an overall cost increase expected in fiscal 2018 versus fiscal 2017.

4.

Revolving Credit Facility

The Company completed the closing of a new five-year revolving credit facility (“Revolver”) on July 5, 2016. Maximum borrowings under the Revolver total $400,000,000 from April through July and $500,000,000 from August through March.   The Revolver balance as of December 30, 2017 was $290,196,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 5, 2021. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

The decrease in average amount of Revolver borrowings during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was attributable to the $100,000,000 term loan from Farm Credit obtained in December 2016 less the cash paid for the Truitt acquisition of $14,420,000 made during the first nine months of fiscal 2018, Accounts Receivable which are $7,168,000 lower than the same period last year (excluding the amount from the acquisition), and total Inventories, excluding the inventories of the acquisition, which are $37,674,000 higher than the same period last year, partially offset by net earnings in the last twelve months ended December 30, 2017 of $4,126,000.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date periods of fiscal 2018 and fiscal 2017:

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$290,196	$232,586	$290,196	$232,586
Weighted average interest rate	3.04%	2.00%	3.04%	2.00%
Reported during the period:
Maximum amount of borrowings	$296,088	$349,710	$296,088	$361,800
Average outstanding borrowings	$280,960	$301,395	$246,414	$289,949
Weighted average interest rate	2.82%	1.89%	2.59%	1.88%

5.

Stockholders’ Equity

During the nine-month period ended December 30, 2017 the Company repurchased 114,532 shares or $3,441,000 of its Class A Common Stock as Treasury Stock. As of December 30, 2017, there are 2,414,678 shares or $69,941,000 of repurchased stock. These shares are not considered outstanding.

6.	Retirement Plans The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(In thousands)
Service Cost	$1,981	$2,164	$5,944	$6,491
Interest Cost	1,985	1,919	5,956	5,756
Expected Return on Plan Assets	(3,673)	(2,978)	(10,640)	(8,934)
Amortization of Actuarial Loss	-	679	-	2,037
Amortization of Transition Asset	30	27	90	82
Net Periodic Benefit Cost	$323	$1,811	$1,350	$5,432

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

There was a contribution of $2,500,000 to the pension plan in the nine month period ended December 30, 2017. There was a contribution of $8,000,000 made in the nine month period ended December 31, 2016.

7.	Plant Restructuring The following table summarizes the rollforward of restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)

Balance March 31, 2017	$37	$4,773	$305	$5,115
First quarter charge	36	9	36	81
Second quarter charge (credit)	-	8	(33)	(25)
Third quarter charge (credit)	98	-	3	101
Cash payments/write offs	(73)	(3,888)	(311)	(4,272)
Balance December 30, 2017	$98	$902	$-	$1,000

Balance March 31, 2016	$-	$4,975	$3,897	$8,872
First quarter charge (credit)	127	(6)	1,064	1,185
Second quarter charge (credit)	112	(286)	451	277
Third quarter charge (credit)	1,261	62	(7)	1,316
Cash payments/write offs	(1,480)	164	(3,588)	(4,904)
Balance December 31, 2016	$20	$4,909	$1,817	$6,746

During fiscal 2016, the Company recorded a restructuring charge of $10,302,000 related to the closing of a plant in the Northwest of which $162,000 was related to severance cost, $5,065,000 was related to asset impairments (contra fixed assets), and $5,075,000 was related to other costs (mostly operating lease costs). During fiscal 2017, the Company adjusted this restructuring charge by $1,829,000 related to the closing of this Northwest plant of which a charge of $1,590,000 was related to severance cost, a credit of $384,000 was related to asset impairments (contra fixed assets), and charge of $635,000 was related to other costs (mostly operating lease costs).

During the nine months ended December 30, 2017, the Company recorded an additional restructuring charge of $157,000 related to the previous closing of this Northwest plant.

8.

Other Operating Income and Expense

During the nine months ended December 30, 2017, the Company sold unused fixed assets which resulted in a gain of $1,590,000 as compared to a gain of $149,000 during the nine months ended December 31, 2016. $1,081,000 of the current year gain was related to the sale of a closed plant in the Midwest. In addition, the Company recorded a bargain purchase gain of $1,078,000 as discussed in the Acquisition footnote during  the nine months ended December 30, 2017. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

9.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on April 1, 2018 (beginning of fiscal 2019). The standard permits the use of either the retrospective or cumulative effect transition method. The Company has selected the modified retrospective approach for its transition method and applied the five-step model of the new standard to a selection of contracts within each of the revenue streams and has compared the results to our current accounting practices.  The Company’s assessment efforts to date have has included reviewing current accounting policies, processes, and system requirements, as well as assigning internal resources and engaging third-party consultants to assist in the process.  Additionally, the Company has reviewed our current contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09.  Most notably, the Company is evaluating its current conclusions with respect to the timing of revenue recognition for certain co-pack contract arrangements where revenue is at point in time, to determine whether the application of ASU 2014-09 necessitates changes to such reporting whereby revenue would be recognized over time.  The Company will continue to evaluate our business processes, systems and controls, and potential differences, if any, in the timing and method of revenue recognition.  However, the Company will not be able to make a complete determination about the impact of the standard on its consolidated financial statements until the time of adoption based upon outstanding contracts at that time. The Company will continue its evaluation of the standards update through the date of adoption.

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

In January 2017, the FASB issued ASU No. 2017-01 ("ASU 2017-01"), which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted for transactions which occur before the issuance or effective date of the amendments, only when the transaction has not been reported in the financial statements that have been issued or made available for issuance. ASU 2017-01 is to be applied on a prospective basis. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same statement of earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the statement of earnings separately from service costs.  ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 (fiscal year 2019 for the Company).  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  The amendments of ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs from defined benefit and other postretirement benefit plans in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component into manufactured inventories.  Early adoption is permitted as of the beginning of the Company's fiscal year 2018. The Company will adopt the new guidance in fiscal year 2019, and expects charges to earnings before income taxes to be immaterial in the year of adoption.

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended December 30, 2017.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

10.	Earnings per Common Share Earnings per share for the quarters ended December 30, 2017 and December 31, 2016 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017

Basic

Net earnings	$7,727	$8,181	$5,776	$14,263
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings	7,721	8,175	5,759	14,246
Earnings attributable to participating preferred	31	75	29	130

Earnings attributable to common shareholders	$7,690	$8,100	$5,730	$14,116

Weighted average common shares outstanding	9,740	9,770	9,782	9,790

Basic earnings per common share	$0.79	$0.83	$0.59	$1.44

Diluted

Earnings attributable to common shareholders	$7,690	$8,100	$5,730	$14,116
Add dividends on convertible preferred stock	5	5	15	15

Earnings attributable to common stock on a diluted basis	$7,695	$8,105	$5,745	$14,131

Weighted average common shares outstanding-basic	9,740	9,770	9,782	9,790

Additional shares issued related to the equity compensation plan	2	2	2	2
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	9,809	9,839	9,851	9,859

Diluted earnings per common share	$0.78	$0.82	$0.58	$1.43

11.

Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $415,448,000 and an estimated fair value of $415,173,000 as of December 30, 2017. As of March 31, 2017, the carrying amount was $332,633,000 and the estimated fair value was $332,926,000. Capital lease obligations, including current portion had a carrying amount of $43,501,000 and an estimated fair value of $40,621,000 as of December 30, 2017. As of March 31, 2017, the carrying amount was $39,033,000 and the estimated fair value was $37,505,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

12.

Income Taxes

The effective tax rate was (77.6)% and 30.4% for the nine month periods ended December 30, 2017 and December 31, 2016, respectively. The 108.0 percentage point decrease in the effective tax rate represents the tax rate change which reduced the tax provision by $3,040,000 due to the recently passed Tax Cut and Jobs Act.  This amount reflects the effect of the rate change on beginning of the year deferred tax balances.

The Tax Cut and Jobs Act was signed into law on December 22, 2017 and reduced the federal corporate income tax rate from 35% to 21%.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 30, 2017

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. The Company’s product offerings include canned, frozen and bottled produce and snack chips. Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley®, READ® and Seneca Farms®. The Company’s canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs.  The Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for B&G Foods North America (“B&G”) under a contract packing agreement.  In addition, the Seneca provides contract packing services mostly through its wholly owned subsidiary Truitt Bros., Inc.

The Company’s raw product is harvested mainly between June through November.

Results of Operations:

Sales:

Third fiscal quarter 2018 results include net sales of $392,714,000, which represents a 6.2% increase, or $23,009,000, from the third quarter of fiscal 2017.  The net increase in sales is attributable to higher selling prices/sales mix of $34,554,000 partially offset by a sales volume decrease $11,545,000. The increase in sales is primarily from the acquisition of Truitt during the current year with sales of $28,214,000, a $2,055,000 increase in Frozen sales partially offset by a $3,757,000 decrease in B&G Foods, Inc. sales, a $1,105,000 decrease in Canned Vegetable sales, a $1,241,000 decrease in Canned Fruit sales and a $1,157,000 decrease in Other sales.

Nine months ended December 30, 2017 include net sales of $1,049,209,000, which represents a 7.1% increase, or $69,643,000, from the first nine months of fiscal 2017.  The net increase in sales is attributable to a sales volume increase of $32,903,000, and higher selling prices/sales mix of $36,740,000. The increase in sales is primarily from the acquisition of Truitt during the current year with sales of $69,352,000, a $10,316,000 increase in B&G Foods, Inc. sales, a $12,181,000 increase in Canned Vegetable sales, $7,982,000 increase in Frozen sales, partially offset by a $24,035,000 decrease in Canned Fruit sales, a $3,999,000 decrease in Other sales and a $2,154,000 decrease in Snack sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Canned Vegetables	$226.1	$227.2	$564.8	$552.6
B&G*	42.3	46.1	123.8	113.5
Frozen	27.3	25.3	78.5	70.5
Fruit Products	62.5	63.7	193.1	217.2
Chip Products	2.4	2.4	7.9	10.0
Truitt	28.2	0.0	69.4	0.0
Other	3.9	5.0	11.7	15.8
	$392.7	$369.7	$1,049.2	$979.6

*B&G includes frozen vegetable sales exclusively for B&G.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 30, 2017

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Gross Margin	8.1%	10.1%	6.5%	8.9%

Selling	2.6%	3.0%	2.7%	2.9%
Administrative	2.5%	2.7%	2.7%	2.9%
Plant Restructuring	0.0%	0.4%	0.0%	0.3%
Other Operating Expense (Income)	0.0%	0.3%	-0.2%	0.1%

Operating Income	2.9%	3.8%	1.3%	2.7%

Interest Expense, Net	1.0%	0.7%	1.0%	0.7%

For the three month period ended December 30, 2017, the gross margin decreased from the prior year quarter from 10.1% to 8.1% due primarily to a higher LIFO charge in the third quarter of 2018. The LIFO charge for the third quarter ended December 30, 2017 was $994,000 as compared to a credit of $3,941,000 for the third quarter ended December 31, 2016 and reflects the impact on the quarter of higher cost increases incurred in fiscal 2018, compared with smaller cost increases to fiscal 2017. On an after-tax basis, LIFO net earnings decreased by $785,000 for the quarter ended December 30, 2017 and decreased LIFO net earnings by $2,562,000 for the quarter ended December 31, 2016, based on the historical statutory federal income tax rate.

For the nine month period ended December 30, 2017, the gross margin decreased from the prior year period from 8.9% to 6.5% due primarily to a higher LIFO charge in the current year. The LIFO charge for the nine months ended December 30, 2017 was $18,835,000 as compared to a charge of $434,000 for the nine months ended December 31, 2016 and reflects the impact on the nine months of cost increases expected in fiscal 2018, compared to cost decreases in fiscal 2017. On an after-tax basis, LIFO decreased net earnings by $14,880,000 for the nine months ended December 30, 2017 and decreased net earnings by $282,000 for the nine months ended December 31, 2016, based on the historical statutory federal income tax rate.

For the three month period ended December 30, 2017, selling costs as a percentage of sales decreased from 3.0% to 2.6% for the same period in the prior year. For the nine month period ended December 30, 2017, selling costs as a percentage of sales decreased from 2.9% to 2.7% for the same period in the prior year. The nine month decrease is primarily as a result of the Green Giant sales increase, which don't incur selling costs.

For the three month period ended December 30, 2017, administrative expense as a percentage of sales decreased from 2.7% to 2.5%. For the nine month period ended December 30, 2017, administrative expense as a percentage of sales decreased from 2.9% to 2.7% primarily due to lower employment costs in the current year.

During the nine months ended December 30, 2017, the Company sold some unused fixed assets which resulted in a gain of $1,590,000. $1,081,000 of the current year gain was related to the sale of a closed plant in the Midwest. In addition, the Company recorded a bargain purchase gain of $1,078,000 as discussed in the Acquisition footnote to the Condensed Consolidated Financial Statements. During the quarter ended December 31, 2016, the Company recorded a charge for impairment of a long-term asset of $1,052,000. During the nine months ended December 31, 2016, the Company sold some unused fixed assets which resulted in a loss of $149,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 30, 2017

Interest expense for the third quarter ended December 30, 2017, as a percentage of sales, increased to 1.0% from 0.7% in third quarter ended December 31, 2016. For the nine month period ended December 30, 2017, interest expense as a percentage of sales increased from 0.7% to 1.0% compared to nine months ended December 31, 2016. During fiscal 2018, overall borrowings and interest rates were higher than the previous year.

Income Taxes:

The effective tax rate was (77.6)% and 30.4% for the nine month periods ended December 30, 2017 and December 31, 2016, respectively. The 108.0 percentage point decrease in the effective tax rate represents the tax rate change which reduced the tax provision by $3,040,000 due to the recently passed Tax Cut and Jobs Act.  This amount reflects the effect of the rate change on beginning of the year deferred tax balances.

The Tax Cut and Jobs Act was signed into law on December 22, 2017 and reduced the federal corporate income tax rate from 35% to 21%.

Earnings per Share:

Basic earnings per share were $0.79 and $0.83 for the three months ended December 30, 2017 and December 31, 2016, respectively. Diluted earnings per share were $0.78 and $0.82 for the three months ended December 30, 2017 and December 31, 2016, respectively. Basic earnings per share were $0.59 and $1.44 for the nine months ended December 30, 2017 and December 31, 2016, respectively. Diluted earnings per share were $0.58 and $1.43 for the nine months ended December 30, 2017 and December 31, 2016, respectively. For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	December 30,	December 31,	March 31,	March 31,
	2017	2016	2017	2016
Working Capital:
Balance	$632,087	$571,424	$555,993	$274,429
Change in Quarter	22,460	(21,139)
Long-Term Debt, Less Current Portion	411,799	343,634	329,138	35,967
Capital Lease Obligations, Less Current Portion	37,447	25,992	34,194	4,988
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	44.37	42.11	43.63	40.63
Stockholders' Equity Per Common Share	44.78	42.66	44.20	41.15
Current Ratio	4.89	4.20	5.20	1.69

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K for conversion details.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 30, 2017

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $26,748,000 in the first nine months of fiscal 2018, compared to $9,709,000 in the first nine months of fiscal 2017. The $17,039,000 increase in cash used is primarily attributable to a $95,986,000 increase in inventory in the first nine months of fiscal 2018 as compared to an $88,661,000 increase in inventory in the first nine months of fiscal 2017, decreased net earnings of $8,487,000 as previously discussed, and a $5,616,000 decrease in cash provided by income taxes, partially offset by a $3,968,000 increase in cash provided by accounts payable, accrued expenses and other liabilities, a $2,734,000 decrease in cash used by deferred income taxes and and a $2,460,000 increase in cash provided by accounts receivable.

As compared to December 31, 2016, inventory increased $53,750,000 to $710,118,000 at December 30, 2017 (including $16,076,000 increase from the Truitt Bros. Inc. acquisition). The components of the inventory increase reflect a $65,058,000 increase in finished goods, a $14,900,000 increase in work in process and a $26,208,000 decrease in raw materials and supplies. The finished goods increase is primarily due to the Truitt acquisition and reflects higher inventory quantities due to the magnitude and timing of the fiscal year 2018 pack versus fiscal year 2017 pack partially offset by increased sales volume as compared to the prior year. The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $152,091,000 as of the end of the third quarter of 2018 as compared to $139,709,000 as of the end of the third quarter of 2017.

Cash used in investing activities was $33,699,000 in the first nine months of fiscal 2018 compared to cash used in investing activities of $23,266,000 in the first nine months of fiscal 2017. Additions to property, plant and equipment were $21,120,000 in the first nine months of fiscal 2018 as compared to $23,389,000 in first nine months of fiscal 2017. The prior year purchases include $4,767,000 of fixed assets purchased from Monsanto in connection with our seed processing in August 2016. In April 2017, the Company acquired the other 50% of Truitt Bros., Inc. for $14,420,000 (net of cash acquired).

Cash provided by financing activities was $61,577,000 in the first nine months of fiscal 2018, which included borrowings of $438,730,000 and the repayment of $373,298,000 of long-term debt, principally consisting of borrowing and repayment on the revolving credit facility (“Revolver”). Cash provided by financing activities was $34,633,000 in the first nine months of fiscal 2017, which included borrowings of $411,483,000 and the repayment of $374,577,000 of long-term debt, principally consisting of borrowing and repayment on the Revolver. Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal 2018. During the nine months ended December 31, 2016, the Company paid off $22,596,000 of Industrial Revenue Bonds. During the nine months ended December 30, 2017, the Company repurchased $3,442,000 of its Class A and Class B Common Stock as treasury stock compared to $1,841,000 in the prior period.

During the nine months ended December 30, 2017, the Company entered into $8,381,000 of equipment capital leases compared to $23,056,000 in the same period in the prior year.

The Company completed the closing of a new five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of December 30, 2017, the interest rate was approximately 2.90% on a balance of $290,196,000. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 30, 2017

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At December 30, 2017, the Company was in compliance with all such financial covenants.

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

December 30, 2017

Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of the filing of this report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

During the nine months ended December 30, 2017, the Company sold $112,768,000 of Green Giant finished goods inventory to B&G Foods North America (“B&G”) for cash, on a bill and hold basis, as compared to $95,253,000 for the nine months ended December 31, 2016. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. The Company believes it has met the criteria required for bill and hold treatment.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 30, 2017, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

PART II – OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid			Total Number	Maximum Number
	Shares Purchased		per Share			of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A	Class B	Class A		Class B	Plans or	Under the Plans or
Period	Common	Common	Common		Common	Programs	Programs
10/01/2017 –
10/31/2017	16,800 (1)	-	$35.73		$-
11/01/2017 –
11/30/2017	4,950	-	$29.34		$-	4,950
12/01/2017 –
12/31/2017	-	-	$-		$-
Total	21,750	-	$34.27	$	-,	4,950	1,066,829

Note 1: These shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

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

101

The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the nine months ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net loss, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders’ equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
(Company)

/s/ Kraig H. Kayser
January 25, 2018
Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
January 25, 2018
Timothy J. Benjamin
Chief Financial Officer