Form 10-K
period 2018-03-31
Seneca Foods Corp
filed 2018-06-29
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2018	Commission File Number 0-01989

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

Yes         No   X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on October 1, 2017 was approximately $241,650,000.

As of June 15, 2018, there were 7,860,033 shares of Class A common stock and 1,884,439 shares of Class B common stock outstanding.

Documents Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2018 (the “2018 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

(2)	Portion of the Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

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

Restatement of Financial Statements

As described in the Form 12b-25 filed by the Company on June 14, 2018, this Form 10-K was delayed because of the additional time that the Company required to finalize its financial statements for the fiscal year ended March 31, 2018.  The Company's delay in filing the Form 10-K is due principally to the additional time the Company required to complete its analysis of complex and technical accounting issues relating to "bill and hold" revenue recognition relating to a contract packing agreement with a customer. On June 28, 2018 the Audit Committee of the Company determined that the Company's accounting practices for bill and hold revenue recognition were incorrect.  The Company has made all necessary adjustments to correct this information for all periods presented in this Form 10-K.  See Note 2 of the accompanying Consolidated Financial Statements for additional information.

PART I

Item 1

Business

History and Development of Seneca Foods Corporation

SENECA FOODS CORPORATION (the “Company”) is one of North America's leading providers of packaged fruits and vegetables with facilities located throughout the United States. The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, READ®, Green Valley®, CherryMan® and Seneca Farms®. The Company packs Green Giant, Le Sueur and other brands of canned vegetables as well as select Green Giant frozen vegetables for B&G Foods North America (“B&G”) under a contract packing agreement.

As of March 31, 2018, the Company’s facilities consisted of 24 packaging plants strategically located throughout the United States, three can manufacturing plants, three seed processing and packaging operations, a farming operation and a logistical support network. The Company also maintains warehouses which are generally located adjacent to its packaging plants. The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 70 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby’s brand in 1983, the purchase of Pillsbury’s Green Giant packaging assets and entry into an Alliance Agreement with respect to the Green Giant canned and frozen vegetable business in 1995 and the acquisition of Chiquita Processed Foods in 2003. The Company believes that these acquisitions have enhanced the Company’s leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales. In 2013, the Company completed its acquisition of 100% of the membership interest in Independent Foods, LLC. In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. In 2016, the Company acquired Gray & Company and Diana Foods Co., Inc., each leading providers of maraschino cherries and other cherry products. In 2018, the Company acquired the remaining 50% ownership interest in Truitt Bros., Inc. making it a wholly owned subsidiary of the Company.

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

Financial Information about Industry Segments

The Company manages its business on the basis of three reportable segments – the primary segment is the packaging and sale of fruits and vegetables, secondarily, the packaging and sale of prepared food products (added as a result of the Truitt acquisition), third, the packaging and sale of snack products, of which the majority are chip products. These three segments constitute the food operation. The food operation constitutes 99% of total sales, of which approximately 61% is canned vegetable packaging, 20% is canned fruit packaging, 11% is frozen fruit and vegetable packaging, 7% is prepared foods and 1% is fruit chip packaging. The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 1% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Packaging

The Company’s principal products include canned fruits and vegetables, frozen vegetables and other food products. The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. Additionally, products are sold to food service distributors, industrial markets, other food packagers, export customers in 90 countries and federal, state and local governments for school and other feeding programs. Food packaging operations are primarily supported by plant locations in New York, California, Kentucky, Michigan, Oregon, Pennsylvania, Wisconsin, Washington, Idaho, Illinois, and Minnesota. See Note 13 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s segments.

The following table summarizes net sales by major product category for the years ended March 31, 2018, 2017, and 2016:

Classes of similar products/services:	2018	2017	2016
		(Restated)	(Restated)
	(In thousands)
Net Sales:
Green Giant *	$111,014	$136,329	$148,517
Canned vegetables	721,121	705,297	746,501
Frozen	105,857	98,597	94,710
Fruit	256,687	286,464	253,658
Prepared foods	92,826	-	-
Snack	10,110	12,430	12,336
Other	17,150	23,081	23,845
Total	$1,314,765	$1,262,198	$1,279,567

* Green Giant includes canned and frozen vegetables exclusively for B&G Foods.

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

The Company is required to pay an annual royalty to Corlib Brands now known as Libby's Brand Holding, Ltd., who may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans. A total of $310,000 was paid as a royalty fee for the year ended March 31, 2018.

The Company also sells canned fruits and vegetables, frozen vegetables and other food products under several other brands for which the Company has obtained registered trademarks, including, Aunt Nellie’s®, Cherryman®, Green Valley®, READ®, Seneca Farms®, and Seneca® and other regional brands.

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended March 31, 2018:	(Restated)	(Restated)	(Restated)
Net sales	$288,927	$338,470	$387,689	$299,679
Gross margin	15,535	17,411	30,501	11,140
Net (loss) earnings	(980)	(2,958)	4,377	(14,250)
Inventories (at quarter end)	655,419	859,146	770,702	680,828
Revolver outstanding (at quarter end)	226,010	272,609	290,196	293,459

Year ended March 31, 2017:	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$272,135	$352,606	$356,767	$280,690
Gross margin	21,955	31,025	37,926	21,098
Net (loss) earnings	965	6,821	7,789	320
Inventories (at quarter end)	611,063	801,684	699,445	628,935
Revolver outstanding (at quarter end)	264,000	342,935	232,586	214,781

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

During the past year, approximately 10% of the Company’s packaged foods sales were packed for retail customers under the Company’s branded labels of Seneca®, Libby’s®, Green Valley®, Aunt Nellie’s®, READ®, and Seneca Farms®. About 24% of packaged foods sales were packed for institutional food distributors and 57% were retail packed under the private label of our customers. The remaining 9% was sold under an agreement with B&G Foods (the “Green Giant Agreement”) (see note 12 of Item 8, Financial Statements and Supplementary Data). Termination of the Green Giant Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with B&G Foods or another major vegetable marketer. The non-Green Giant customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Green Giant Agreement.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top three national brands according to a leading market research firm.

The information under the heading "Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2018 Annual Report is incorporated by reference.

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

Employment

At our fiscal year end 2018, the Company had approximately 4,300 employees of which 3,700 full time and 500 seasonal employees work in food packaging and 100 full time employees work in other activities. The number of employees increases by approximately 7,000 due to an increase in seasonal employees during our peak pack season.

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

Domestic and Export Sales

The following table sets forth domestic and export sales:

	Fiscal Year
	2018	2017	2016
		(Restated)	(Restated)
	(In thousands, except percentages)
Net Sales:
United States	$1,223,959	$1,166,140	$1,171,285
Export	90,806	96,058	108,282
Total Net Sales	$1,314,765	$1,262,198	$1,279,567

As a Percentage of Net Sales:
United States	93.1%	92.4%	91.5%
Export	6.9%	7.6%	8.5%
Total	100.0%	100.0%	100.0%

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

Canned fruit and vegetable categories are declining, with that; less shelf space is being devoted to these categories in the supermarkets. Fresh and perishable businesses are improving their delivery systems around the world and the availability of fresh produce is impacting the consumers purchasing patterns relating to processed fruits and vegetables. Our financial performance and growth are related to conditions in the United States’ fruit and vegetable packaging industry, which is a mature industry with a modest growth rate during the last 10 years. Our net sales are a function of product availability and market pricing. In the fruit and vegetable packaging industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. Moreover, fruit and vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products, such as peaches, is declining. These factors may have a significant effect on supply and competition and create downward pressure on prices. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors. Generally, market prices in the fruit and vegetable packaging industry adjust more quickly to variations in product availability than an individual packager can adjust its cost structure; thus, in an oversupply situation, a packager’s margins likely will weaken. We typically have experienced lower margins during times of industry oversupply.

The Company announced that it will cease production and close its Modesto, California plant prior to the 2018 production season. Reasons for exiting the business include large operating losses, rising costs for farmers and the Company and export competition from China and Europe.

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

Global Trade Policy Could Adversely Impact Our Results From Operations

Earlier this year, the U.S. Government imposed 25% duties on the importation of steel from most of the steel producing countries around the world.  Seneca Foods makes its own cans using tin-plated and tin-free steel purchased from both domestic and off-shore suppliers.  The duties will potentially have an impact on the cost of steel that the company has already committed for but yet not received from off-shore suppliers.  In addition, based on information provided by domestic suppliers, the cost of steel in the future will substantially increase.  This will create higher costs of the primary packaging used by the Company for its products.  The ability to pass on these costs to our customers is an unknown risk.  In addition, other countries have or are threatening to impose retaliatory duties on items produced in the U.S. including the Company’s products.  This will limit the export potential for the Company’s products going forward.  In 2018, 6.9 percent of the company’s products were exported.

Risks Associated With Our Operations

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters. Dependence upon key customers could lead to increased pricing pressure by these customers.

Green Giant products packed by us in fiscal years 2018 and 2017 constituted approximately 9% and 11%, respectively, of our total sales. Our sales of Green Giant product and financial performance under the Green Giant Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and B&G Foods success in marketing the products produced by us. The ability of B&G Foods to successfully market these products will depend upon B&G Foods’s sales efforts as well as the factors described above under “Excess capacity in the fruit and vegetable industry has a downward impact on selling price.” We cannot give assurance as to the volume of B&G Foods’s sales and cannot control many of the key factors affecting that volume.

Additionally, purchases by the United Sates Department of Agriculture (“USDA”) in fiscal year 2018 represented approximately 3.7% of our total sales. The purchase of our products by the USDA is done through the government’s competitive bid process. We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product. The government contracting process is complex and subject to numerous regulations and requirements. Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA. The government procurement process could also change and result in our inability to meet the new requirements. Additionally, the government’s need for our products could decrease, which would result in reduced sales to the USDA.

If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food packaging companies under highly competitive conditions. The vegetable products which we sell under our own brand names not only compete with vegetable products produced by vegetable packaging competitors, but also compete with products we produce and sell to other companies who market those products under their own brand names, such as the Green Giant vegetables we sell to B&G Foods and the fruits and vegetables we sell to various retail grocery chains which carry our customer’s own brand names.

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

We only have four plants that produce fruit products, the largest of which we will cease operations prior to the 2018 production season, and one plant that produces pumpkin products. We have three plants that manufacture empty cans, one with substantially more capacity than the other two, which are not interchangeable since each plant cannot necessarily produce all the can sizes needed. Although we maintain property and business interruption insurance coverage, there can be no assurance that this level of coverage is adequate in the event of a catastrophe or significant disruption at these or other Company facilities. If such an event occurs, it could materially and adversely affect our business, financial condition and results of operations.

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

At the end of our 2018 fiscal year, we had approximately 4,300 employees of which 3,700 full time and 500 seasonal employees worked in food packaging and 100 employees worked in other activities. During the peak summer harvest period, we hire up to approximately 7,000 seasonal employees to help package fruits and vegetables. If there is an increase to minimum wage rates, this could have a negative impact on costs of operations. Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions. An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to BPA.

There has been continued state legislative activity to ban Bisphenol-A ("BPA") from food contact packaging. These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing BPA containing materials. The Company, in collaboration with other can makers as well as enamel suppliers, has decided to aggressively work to find alternative materials for can linings not manufactured using BPA. However, commercially acceptable alternatives are not immediately available for some applications and there can be no assurance that these steps will be successful. About 4% of our canned product volume (excluding B&G Foods and purchased canned products) still includes BPA.

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

As of March 31, 2018, we had approximately $459.8 million of total indebtedness, including various debt agreements and a $293.5 million outstanding balance on our $400.0 million to $500.0 million revolving credit facility (“Revolver”).  Debt service for fiscal 2019 is $9.8 million. During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our Revolver.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

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

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to as our voting preferred stock, are entitled to one vote per share. As of March 31, 2018, holders of Class B common stock and voting preferred stock held 88.0% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2018, our current executive officers and directors beneficially owned 12.6% of our outstanding shares of Class A common stock, 52.0% of our outstanding shares of Class B common stock and 53.5% of our voting preferred stock, or 47.7% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that discourage corporate takeovers.

Certain provisions of our certificate of incorporation and bylaws and provisions of the New York Business Corporation Law may have the effect of delaying or preventing a change in control. Various provisions of our certificate of incorporation and bylaws may inhibit changes in control not approved by our directors and may have the effect of depriving shareholders of any opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted unsolicited takeover. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

●	a classified board of directors;

●	a requirement that special meetings of shareholders be called only by our directors or holders of 25% of the voting power of all shares outstanding and entitled to vote at the meeting;

●

our board of directors has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the board of directors may determine;

●	the affirmative vote of two thirds of the shares present and entitled to vote is required to amend our bylaws or remove a director; and

●

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

Other Risks

Risks Related to Our Restatement.

We have identified a material weakness in our internal control over financial reporting. If our remedial measures are insufficient to address the material weakness, or if we otherwise fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

In connection with our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018, we concluded there was a material weakness in internal control over financial reporting. See Item 9A — “Controls and Procedures.”  Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of internal control material weaknesses may result in current and potential stockholders losing confidence in our financial reporting, which could harm our business, the market price of our common stock, and our ability to retain our current, or obtain new, alliance and collaboration agreements’ with our partners.  In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The inability to timely file periodic reports could result in the SEC revoking the registration of our common stock, which would prohibit us from listing or having our stock quoted on The NASDAQ Global Select Market or any other stock exchange. This would have an adverse effect on our business and stock price by limiting the publicly available information regarding us and greatly reducing the ability of our stockholders to sell or trade our common stock.

Tax legislation could impact future cash flows.

The Company uses the Last-In, First-Out (LIFO) method of inventory accounting. As of March 31, 2018, we had a LIFO reserve of $158.8 million, which, at the U.S. corporate tax rates (federal and state), represents approximately $39.7 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $39.7 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

The impact of the U.S. Tax Cut and Jobs Act signed into law on December 22, 2017 on our reported results for fiscal 2018 and beyond may differ from the estimates provided in this report due to changes in interpretations and assumptions we have made, guidance that may be issued and the other actions we may take as a result of the new tax law different from that currently contemplated.

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

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

Manufacturing Plants and Warehouses

	Square
	Footage	Acres
	('000)
Food Group
Modesto, California	2,219	114
Nampa, Idaho	240	16
Payette, Idaho	392	43
Princeville, Illinois	286	478
East Bernstadt, Kentucky	246	15
Hart, Michigan	179	91
Traverse City, Michigan	58	43
Blue Earth, Minnesota	286	350
Glencoe, Minnesota	646	1,278
LeSueur, Minnesota	82	7
Montgomery, Minnesota	552	1,005
Rochester, Minnesota	1,078	840
Geneva, New York	769	602
Leicester, New York	200	91
Marion, New York	348	181
Dayton, Oregon	82	19
Salem, Oregon	469	22
Lebanon, Pennsylvania	138	16
Dayton, Washington	246	28
Sunnyside, Washington	570	50
Yakima, Washington	122	8
Baraboo, Wisconsin	584	11
Cambria, Wisconsin	412	406
Clyman, Wisconsin	435	724
Cumberland, Wisconsin	389	305
Gillett, Wisconsin	324	105
Janesville, Wisconsin	1,201	302
Mayville, Wisconsin	297	367
Oakfield, Wisconsin	229	2,277
Ripon, Wisconsin	589	75

Non-Food Group
Penn Yan, New York	27	4

Total	13,695	9,873

These facilities primarily package various fruit and vegetable products. Most of the facilities are owned by the Company. The Company is a lessee under a number of operating leases and a capital lease for equipment and real property used for packaging and warehousing. The Company announced that it will cease production and close its Modesto, California plant prior to the 2018 production season.

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

Not Applicable.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2018 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting. The 2007 Equity Plan had a 10-year term and in 2018 was extended for an additional ten years, and authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock. 3,408 shares were awarded in fiscal year 2018 under the terms of the 2007 Equity Plan. As of March 31, 2018, there were 62,240 shares available for distribution as part of future awards under the 2007 Equity Plan. No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K filing.

There are no equity compensation plans not approved by the Company’s shareholders.

Common Stock Performance Graph

Refer to the information in the 2018 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Issuer Purchases of Equity Securities

						Maximum Number (or
						Approximate Dollar
	Total Number of Shares		Average Price Paid per		Total Number of Shares	Value) of Shares that
	Purchased (1)		Share		Purchased as Part of	May Yet Be Purchased
	Class A	Class B	Class A	Class B	Publicly Announced	Under the Plans or
Period	Common	Common	Common	Common	Plans or Programs (2)	Programs (2)
1/01/18 - 1/31/18	-	-	$-	$-	-
2/01/18 - 2/28/18	27,983	-	$31.50	$-	-
3/01/18 - 3/31/18	7,988	-	$29.43	$-	-
Total	35,971	-	$31.03	$-	-	1,066,158

(1)

No shares were purchased under the Company's share repurchase program. The purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan, matching Trustees of Dundee Insurance Company, Inc. and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide employee contributions under the Plans.

(2)

In 2012 the Company's Board of Directors authorized the repurchase of the Company's stock. The number of shares authorized for repurchase has been increased from time to time, most recently on March 10, 2015 when the repurchase program was increased to 2,500,000 shares. As of March 31, 2018, the Company has purchased 1,433,842 shares and there remains 1,066,158 shares available to purchase under the program.

Item 6

Selected Financial Data

Refer to the information in the 2018 Annual Report, “Five Year Selected Financial Data”, which is incorporated by reference.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2018 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2018 Annual Report, “Quantitative and Qualitative Disclosures about Market Risk”, which is incorporated by reference.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2018 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm," which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness. In reviewing the accounting for certain transactions related to the Company’s bill and hold revenue recognition for the Green Giant contract, our management identified a deficiency in our internal control over financial reporting that is described in Management’s Annual Report on Internal Control Over Financial Reporting below. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting. We also developed a remediation plan for this material weakness, which is also described below.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting the Company's evaluation of the effectiveness of its internal control over financial reporting, the Company excluded the acquisition of Truitt Bros., Inc. (Truitt) which was completed April 3, 2017. Truitt constituted 5.2% of total assets as of March 31, 2018, and 7.0% of revenues  respectively, for the year then ended March 31, 2018. Refer to Note 3, Acquisition to the consolidated financial statements for further discussion of the Truitt acquisition and its impact on the Company's consolidated financial statements. Based on its evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2018, due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In reviewing the accounting for certain transactions related to the Company’s contract packing agreement, the Green Giant contract, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts in connection with our revenue recognition policy with respect to bill and hold transactions. The Company has determined that (1) the audited consolidated financial statements as of and for the years ended March 31, 2014, 2015, 2016 and 2017 and the independent registered public accounting firm’s reports thereon and (2) the unaudited condensed consolidated financial statements as of and for each of the interim periods within the years ended March 31, 2017 and 2018 should be restated to correct inadvertent errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to “bill and hold” revenue recognition.  This Annual Report on Form 10-K includes expanded financial information and other disclosures in lieu of filing separate amended annual reports for the affected periods. The Public Company Accounting Oversight Board Standards require that a restatement of financial statements be regarded as a significant deficiency in internal control over financial reporting and a strong indicator of a material weakness. Consistent with these standards, management has concluded that the restatements of its consolidated financial statements constitutes a material weakness.

The Company's independent registered public accountant has issued its report on the effectiveness of the Company's internal control over financial reporting.  The report appears on the next page.

Remediation Plan. Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes the following:

●	Implementing specific review procedures designed to enhance our revenue recognition control; and

●	Strengthening our revenue recognition control with improved documentation standards, technical oversight and training.

We currently plan to have our enhanced review procedures and documentation standards in place and operating in the first quarter of Fiscal 2019. Our goal is to remediate this material weakness by the end of Fiscal 2019, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Seneca Foods Corporation

Marion, New York

Opinion on Internal Control over Financial Reporting

We have audited Seneca Foods Corporation’s (the “Company’s”) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of March 31, 2018 and 2017, the related consolidated statements of net (loss) earnings, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as “the financial statements”) and our report dated June 29, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over bill and hold revenue recognition has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated June 29, 2018 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Milwaukee, Wisconsin

June 29, 2018

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Information Concerning Directors” in the Company’s definitive Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on July 27, 2018. The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2018.

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

Item 11

Executive Compensation

The information included under the following captions in the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2018,” “Outstanding Equity Awards at 2018 Fiscal Year-End,” “Stock Vested in Fiscal Year 2018,” “Pension Benefits,” “Compensation of Directors” and “Compensation Committee Interlocks.” The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the 2018 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings (Loss) – Years ended March 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) – Years ended March 31, 2018, 2017 and 2016

Consolidated Balance Sheets - March 31, 2018 and 2017

Consolidated Statements of Cash Flows – Years ended March 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements – Years ended March 31, 2018, 2017 and 2016

Reports of Independent Registered Public Accounting Firm

Pages

2.	Supplemental Schedule:

Report of Independent Registered Public Accounting Firm on Schedule	19
Schedule II—Valuation and Qualifying Accounts	20

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits:

Exhibit Number         Description

3.1	The Company’s restated Certificate of Incorporation, (incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2010).

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995).

3.3	Amendment to the Company’s Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated November 6, 2007).

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

10.2

The Loan Agreement as of December 9, 2016 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2016).

10.3

Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10 to the Company’s Annual report on Form 10-K for the fiscal year ended March 31, 2002).

10.4*	Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2017).

10.5*	Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 27, 2017).

13

The material contained in the 2018 Annual Report to Shareholders under the following headings: “Five Year Selected Financial Data”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, “Quantitative and Qualitative Disclosures about Market Risk”, and “Shareholder Information and Quarterly Results” (filed herewith).

21	List of Subsidiaries (filed herewith).

23	Consent of BDO USA, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from Seneca Foods Corporation’s Annual Report on Form 10-K for the year ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements.

* Indicates management or compensatory agreement

Item 16

Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Seneca Foods Corporation

Marion, New York

The audits referred to in our report dated June 29, 2018 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Form 10-K for the year ended March 31, 2018 by reference to the annual report to shareholders for the year ended March 31, 2018  also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when read in connection with the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Milwaukee, Wisconsin
June 29, 2018

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged/	Charged to	Deductions		Balance
	beginning	(credited)	other	from		at end
	of period	to income	accounts	reserve		of period

Year-ended March 31, 2018:
Allowance for doubtful accounts	$50	$33	$—	$(27)	(a)	$56
Income tax valuation allowance	$1,891	$1,396	$601	$(23)		$3,865

Year-ended March 31, 2017:
Allowance for doubtful accounts	$111	$(61)	$—	$—	(a)	$50
Income tax valuation allowance	$1,861	$17	$118	$(105)		$1,891

Year-ended March 31, 2016:
Allowance for doubtful accounts	$145	$(47)	$—	$13	(a)	$111
Income tax valuation allowance	$1,787	$74	$—	$—		$1,861

(a) Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION /s/Timothy J. Benjamin Timothy J. Benjamin Senior Vice President, Chief Financial Officer and Treasurer	June 29, 2018

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott	Chairman and Director	June 29, 2018
Arthur S. Wolcott

/s/Kraig H. Kayser	President, Chief	June 29, 2018
Kraig H. Kayser	Executive Officer, Director

/s/Timothy J. Benjamin	Senior Vice President,	June 29, 2018
Timothy J. Benjamin	Chief Financial Officer and Treasurer

/s/Jeffrey L. Van Riper	Vice President,	June 29, 2018
Jeffrey L. Van Riper	Controller, and Secretary (Principal Accounting Officer)

/s/Arthur H. Baer	Director	June 29, 2018
Arthur H. Baer

/s/Peter R. Call	Director	June 29, 2018
Peter R. Call

/s/John P. Gaylord	Director	June 29, 2018
John P. Gaylord

/s/Susan A. Henry	Director	June 29, 2018
Susan A. Henry

/s/Samuel T. Hubbard, Jr.	Director	June 29, 2018
Samuel T. Hubbard, Jr.

/s/Thomas Paulson	Director	June 29, 2018
Thomas Paulson

/s/Susan W. Stuart	Director	June 29, 2018
Susan W. Stuart