Form 10-Q
period 2018-06-30
Seneca Foods Corp
filed 2018-07-31
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018	Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Company as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 20, 2018
Common Stock Class A, $.25 Par	7,860,081
Common Stock Class B, $.25 Par	1,884,391

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	June 30, 2018	July 1, 2017	March 31, 2018
ASSETS

Current Assets:
Cash and Cash Equivalents	$12,626	$15,778	$15,102
Accounts Receivable, Net	88,623	78,619	78,796
Assets Held For Sale	3,859	-	-
Inventories:
Finished Goods	371,994	416,191	474,440
Work in Process	35,664	24,792	41,665
Raw Materials and Supplies	161,675	196,738	127,850
Total Inventories	569,333	637,721	643,955
Refundable Income Taxes	1,505	1,077	1,142
Other Current Assets	3,354	2,878	2,144
Total Current Assets	679,300	736,073	741,139
Property, Plant and Equipment, Net	272,021	269,816	277,025
Deferred Income Taxes, Net	7,805	-	5,576
Other Assets	5,050	5,270	5,105
Total Assets	$964,176	$1,011,159	$1,028,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$98,487	$109,824	$69,618
Accrued Vacation	12,696	12,680	13,023
Accrued Payroll	7,748	7,458	5,320
Other Accrued Expenses	42,590	30,089	40,859
Current Portion of Long-Term Debt and Capital Lease Obligations	18,803	8,708	9,815
Total Current Liabilities	180,324	168,759	138,635
Long-Term Debt, Less Current Portion	318,282	349,432	414,132
Capital Lease Obligations, Less Current Portion	33,459	34,842	35,896
Pension Liabilities	24,761	8,706	23,290
Deferred Income Taxes, Net	-	2,426	-
Other Long-Term Liabilities	5,080	13,758	5,829
Total Liabilities	561,906	577,923	617,782
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	707	720	707
Common Stock, $.25 Par Value Per Share	3,038	3,036	3,038
Additional Paid-in Capital	98,186	98,075	98,161
Treasury Stock, at Cost	(69,556)	(66,499)	(69,556)
Accumulated Other Comprehensive Loss	(25,118)	(11,116)	(25,067)
Retained Earnings	395,013	409,020	403,780
Total Stockholders' Equity	402,270	433,236	411,063
Total Liabilities and Stockholders’ Equity	$964,176	$1,011,159	$1,028,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	June 30, 2018	July 1, 2017

Net Sales	$343,392	$280,662

Costs and Expenses:
Cost of Product Sold	337,494	266,372
Selling, General and Administrative	18,468	17,453
Plant Restructuring Charge	1,820	81
Other Operating Income	(6,553)	(2,612)
Total Costs and Expenses	351,229	281,294
Operating (Loss) Income	(7,837)	(632)
Earnings From Equity Investment	-	(21)
Other Income	(1,020)	(1,467)
Interest Expense, Net	4,449	3,217
Loss Before Income Taxes	(11,266)	(2,361)

Income Taxes Benefit	(2,511)	(1,519)
Net Loss	$(8,755)	$(842)

Loss Applicable to Common Stock	$(8,727)	$(842)

Basic Loss per Common Share	$(0.90)	$(0.09)

Diluted Loss per Common Share	$(0.90)	$(0.09)

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended
	June 30, 2018	July 1, 2017

Comprehensive loss:
Net loss	$(8,755)	$(842)
Change in pension, post retirement benefits and other (net of tax)	51	59
Total	$(8,704)	$(783)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	June 30, 2018	July 1, 2017
Cash Flows from Operating Activities:
Net Loss	$(8,755)	$(842)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations (Net of Acquisition):
Depreciation & Amortization	8,046	7,748
Gain on the Sale of Assets	(6,444)	(1,598)
Bargain Purchase Gain	-	(1,096)
Provision for Restructuring and Impairment	1,820	81
Earnings From Equity Investment	-	(21)
Deferred Income Tax Benefit	(2,229)	(1,384)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(9,827)	(495)
Inventories	74,622	(23,589)
Other Current Assets	(1,210)	1,495
Income Taxes	(363)	1,385
Accounts Payable, Accrued Expenses and Other Liabilities	31,290	38,732
Net Cash Provided By Operations	86,950	20,416
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(10,462)	(8,680)
Cash Paid for Acquisition (Net of Cash Acquired)	-	(14,420)
Proceeds from the Sale of Assets	10,387	1,739
Net Cash Used In Investing Activities	(75)	(21,361)
Cash Flow from Financing Activities:
Long-Term Borrowings	89,546	118,172
Payments on Long-Term Debt and Capital Lease Obligations	(178,845)	(112,489)
Payments on Notes Payable	-	(166)
Other Assets	(40)	(774)
Dividends	(12)	(12)
Net Cash (Used In) Provided By Financing Activities	(89,351)	4,731

Net (Decrease) Increase in Cash and Cash Equivalents	(2,476)	3,786
Cash and Cash Equivalents, Beginning of the Period	15,102	11,992
Cash and Cash Equivalents, End of the Period	$12,626	$15,778

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$-	$2,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2018	$707	$3,038	$98,161	$(69,556)	$(25,067)	$403,780
Net loss	-	-	-	-	-	(8,755)
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program compensation	-	-	25	-	-	-
Preferred stock conversion	-	-	-	-	-	-
Purchase treasury stock	-	-	-	-	-	-
Change in pension, post retirement benefits, other adjustment (net of tax)	-	-	-	-	(51)	-
Balance June 30, 2018	$707	$3,038	$98,186	$(69,556)	$(25,118)	$395,013

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
June 30, 2018	200,000	1,400,000	37,529	500	20,000,000	10,000,000
Shares outstanding:
June 30, 2018	200,000	807,240	37,529	500	7,860,081	1,884,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of June 30, 2018 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2018 balance sheet was derived from the audited consolidated financial statements.  See footnote 2 Revenue Recognition for full retrospection adjustments related to the adoption of ASC 606.

The results of operations for the three month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

During the three months ended June 30, 2018, the Company sold $6,885,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $6,438,000 for the three months ended July 1, 2017.  Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G.  Under the new revenue recognition standard discussed in Note 2 below, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers and the Company has the right to payment (prior to physical delivery), which results in earlier revenue recognition.  Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K.

Footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States may have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2018 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

Reclassifications—Certain previously reported amounts have been reclassified to conform to the current period classification.

2.	Revenue Recognition

The Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customer (“ASC 606”) as of April 1, 2018, utilizing the full retrospective method of transition, which requires a restatement of each prior reporting period presented. The Company implemented new policies, processes and systems to enable both the preparation of financial information and internal controls over financial reporting in connection with its adoption of ASC 606. The updated accounting policy for revenue recognition follows:

Nature of products

We manufacture and sell the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;

•	branded products under our own proprietary brands, primarily on a national basis to retailers;

•	branded products under co-pack agreements to other major branded companies for their distributions; and

•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Disaggregation of revenue

In the following table, segment revenue is disaggregated by product category groups.

	Three Months Ended
	June 30, 2018	July 1, 2017
Canned Vegetables	$161.9	$153.8
B&G*	7.3	11.1
Frozen	28.1	27.0
Fruit Products	120.4	59.9
Chip Products	2.0	2.3
Prepared Foods	17.4	21.7
Other	6.3	4.9
	$343.4	$280.7
*B&G includes frozen vegetable sales exclusively for B&G under the Green Giant label.

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s primary performance obligation is the production of food products and secondarily case and labeling services and storage services for certain bill and hold sales.

Revenue recognition is completed primarily on a point in time basis when product control is transferred to the customer.  In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time.

Customer contracts generally do not include more than one performance obligation.  When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price.  The standalone selling price for each distinct good is generally determined by directly observable data.

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2018.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

Significant Payment Terms

Our customer contracts identify the product, quantity, price, payment and final delivery terms.  Payment terms usually include early pay discounts.  We grant payment terms consistent with industry standards. Although some payment terms may be more extended, no terms beyond one year are granted at contract inception.  As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be generally 30 days or less.

Shipping

All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are in included in the cost of sales; this includes shipping and handling costs after control over a product has transferred to a customer.

Variable Consideration

In addition to fixed contract consideration, some contracts include some form of variable consideration.  Trade promotions are an important component of the sales and marketing of the Company’s branded products, and are critical to the support of the business. Trade promotion costs, which are recorded as a reduction of sales, include amounts paid to retailers for shelf space, to obtain favorable display positions and to offer temporary price reductions for the sale of our products to consumers. Accruals for trade promotions are recorded primarily at the time of sale to the retailer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers. Final determination of the permissible deductions may take extended periods of time.

Contract balances

Contract asset and liability balances as of June 30, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers.  The Company does have deferred revenue for prepaid case and labeling and storage services which have been collected from B&G for Green Giant bill and hold sales.

Contract Costs

We have identified certain incremental costs to obtain a contract, primarily sales commissions, requiring capitalization under the new standard.  The Company continues to expense these costs as incurred because the amortization period for the costs would have been one year or less.  The Company does not incur significant fulfillment costs requiring capitalization.

Impact of Adoption

Due to the changes in ASC 606, the July 1, 2017 inventory decreased $17.7 million and deferred revenue decreased $29.6 million. There were no material impacts to the Condensed Consolidated Statement of Cash Flows.  The following table summarizes the impact of our adoption of ASC 606 on a full retrospective basis on selected Condensed Consolidated Statement of Net Loss items.

Condensed Consolidated Statements of Net Loss (in thousands)

	For the Three Months Ended
		July 1, 2017
	As Reported (1)	Adjustments	As Adjusted
Net sales	$288,927	$(8,265)	$280,662
Cost of products sold	273,392	(7,020)	266,372
Gross profit	15,535	(1,245)	14,290
Operating income	613	(1,245)	(632)
Loss before income taxes	(2,583)	222	(2,361)
Net Loss	(980)	138	(842)

(1) These reported amounts for the three months ended July 1, 2017 are restated amounts.  See the Company's Annual Report on Form 10-K for the year ended March 31, 2018 which was filed on June 29, 2018 for more information on the restatement.

3.	Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $144,501,000 as of the end of the first quarter of fiscal 2019 as compared to $140,698,000 as of the end of the first quarter of fiscal 2018. The change in the LIFO Reserve for the three months ended June 30, 2018 was a decrease of $504,000 as compared to an increase of $7,443,000 for the three months ended July 1, 2017. This reflects the projected impact of an overall LIFO decrease expected in fiscal 2019 due to an anticipated volume decrease partially offset by cost increases versus a net LIFO increase in fiscal 2018.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

4.	Revolving Credit Facility

The Company entered into a five-year revolving credit facility (“Revolver”) on July 5, 2016. Maximum borrowings under the Revolver total $400,000,000 from April through July and $500,000,000 from August through March.   The Revolver balance as of June 30, 2018 was $207,610,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 5, 2021. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The increase in average amount of Revolver borrowings during the first three months of fiscal 2019 compared to the first three months of fiscal 2018 was attributable to Accounts Receivable which are $10,004,000 higher than the same period last year and net loss in the last twelve months ended June 30, 2018 of $16,397,000.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the first quarter of fiscal 2019 and fiscal 2018:

	First Quarter
	2019	2018
	(In thousands)
Reported end of period:
Outstanding borrowings	$207,610	$226,010
Weighted average interest rate	3.62%	2.49%
Reported during the period:
Maximum amount of borrowings	$294,062	$233,895
Average outstanding borrowings	$262,794	$214,472
Weighted average interest rate	3.50%	2.30%

5.	Stockholders’ Equity

During the three-month period ended June 30, 2018, the Company did not repurchase any of its Class A Common Stock as Treasury Stock. As of June 30, 2018, there are 2,409,096 shares or $69,556,000 of repurchased stock. These shares are not considered outstanding.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

6.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended
	June 30, 2018	July 1, 2017
	(In thousands)
Service Cost	$2,442	$1,981
Interest Cost	2,243	1,985
Expected Return on Plan Assets	(3,596)	(3,482)
Amortization of Prior Service Cost	30	-
Amortization of Net Gain	303	30
Net Periodic Benefit Cost	$1,422	$514

There was no contribution to the pension plan in the three month period ended June 30, 2018 or July 1, 2017.  As required under ASU 2017-07, which was implemented during the first quarter ended June 30, 2018, the service cost component is charged to inventories.  The balance of the pension related items totaling $1,020,000 and $1,467,000 for the three month period ended June 30, 2018 or July 1, 2017, respectively, related to the non-service cost portion of pension expense is included in Other Income in the Condensed Consolidated Statements of Net Loss.  In addition, the Company used the prior year's first quarter non-service cost  as the offset to Cost of Product Sold in the Condensed Consolidated Statements of Net Loss as allowed in the practical expedient described in ASU 2017-07.

7.	Plant Restructuring

The following table summarizes the rollforward of restructuring charges and related asset impairment charges recorded and the accruals established:

	R e s t r u c t u r i n g P a y a b l e
	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2018	$561	$9,465	$10,026
First quarter charge	1,763	149	1,912
Cash payments/write offs	(1,270)	10	(1,260)
Balance June 30, 2018	$1,054	$9,624	$10,678

	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2017	$37	$305	$342
First quarter charge	36	36	72
Cash payments/write offs	(34)	(341)	(375)
Balance July 1, 2017	$39	$-	$39

During the quarter ended June 30, 2018, the Company recorded a total restructuring charge of $1,820,000 related to the closing of plants in the West and Northwest of which $1,763,000 was related to severance cost, and $149,000 was related to other costs (mostly equipment moves) which were partially offset by an asset impairment correction of $(92,000)

During the quarter ended July 1, 2017, the Company recorded a total restructuring charge of $81,000 related to the previous closing of a Northwest plant.  There were severance changes of $36,000, other costs of $36,000 and impairment charges of $9,000.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

8.	Other Operating Income and Expense

During the three months ended June 30, 2018, the Company sold unused fixed assets which resulted in a gain of $6,444,000 as compared to a gain of $1,598,000 during the three months ended July 1, 2017. $1,081,000 of the current year gain was related to the sale of a closed plant in the Midwest. In addition, the Company recorded a bargain purchase gain of $1,096,000 during the three months ended July 1, 2017. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

9.	Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now commonly referred to as Accounting Standards Codification Topic 606 (“ASC 606”). The FASB issued ASC 606 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. ASC 606 requires the recognition of revenue when control of performance obligations as stipulated in the contracts, is transferred to a customer for an amount that reflects the consideration the entity expects to receive in exchange promised goods and services.

The Company adopted ASC 606 as of April 1, 2018, utilizing the full retrospective method of transition, which requires a restatement of each prior reporting period presented. In adopting ASC 606, the Company used the practical expedient where the transaction price allocated to the remaining performance obligations before the date of the initial application is not disclosed. The Company implemented new policies, processes and systems to enable both the preparation of financial information and internal controls over financial reporting in connection with its adoption of ASC 606. The primary impact of adopting ASC 606 on the Company’s 2019 and 2018 revenue was to report the product sales to B&G as bill and hold sales, but deferring a small portion of the sale for future case and labeling services along with storage services.

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

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted for transactions which occur before the issuance or effective date of the amendments, but only when the transaction has not been reported in the financial statements that have been issued or made available for issuance. ASU 2017-01 is to be applied on a prospective basis. The Company adopted ASU 2017-01 effective April 1, 2018.  The Company adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same statement of earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the statement of earnings separately from service costs.  ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 (fiscal year 2019 for the Company).  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  The amendments of ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs from defined benefit and other postretirement benefit plans in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component into manufactured inventories.  The Company adopted the new guidance in first quarter of fiscal year 2019, and the changes to earnings before income taxes were immaterial in the year of adoption.

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended June 30, 2018.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

10.	Loss per Common Share

Loss per share for the quarters ended June 30, 2018 and July 1, 2017 are as follows:

	Q U A R T E R
(Thousands, except share amounts)	Fiscal 2019	Fiscal 2018

Basic

Net loss	$(8,755)	$(842)
Deduct preferred stock dividends paid	6	6

Undistributed loss	(8,761)	(848)
Loss attributable to participating preferred	(34)	(6)

Loss attributable to common shareholders	$(8,727)	$(842)

Weighted average common shares outstanding	9,744	9,814

Basic loss per common share	$(0.90)	$(0.09)

Diluted

Loss attributable to common shareholders	$(8,727)	$(842)
Add dividends on convertible preferred stock	-	-

Loss attributable to common stock on a diluted basis	$(8,727)	$(842)

Weighted average common shares outstanding-basic	9,744	9,814
Additional shares issued related to the equity compensation plan (1)	-	-
Additional shares to be issued under full conversion of preferred stock (1)	-	-

Total shares for diluted	9,744	9,814

Diluted loss per common share	$(0.90)	$(0.09)

(1) Due to the equivalent stock units being dilutive, they are not included in the Earnings Per Share calculation.

11.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $331,095,000 and an estimated fair value of $330,681,000 as of June 30, 2018. As of March 31, 2018, the carrying amount was $417,834,000 and the estimated fair value was $417,485,000. Capital lease obligations, including current portion had a carrying amount of $39,448,000 and an estimated fair value of $36,362,000 as of June 30, 2018. As of March 31, 2018, the carrying amount was $42,009,000 and the estimated fair value was $39,023,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

12.	Income Taxes

The effective tax rate was 22.3% and 64.3% for the three month periods ended June 30, 2018 and July 1, 2017, respectively. Of the 42.0 percentage point decrease in the effective tax rate, the change in the income tax rate resulting from the Tax Cuts and Jobs Act accounts for 14% of this decrease.  Another significant change is in the federal and state credits and incentives which accounts for 10.6% of the decrease.  The dollar amount of these credits and incentives did not change significantly from 2018 to 2019.  However, because an annual loss occurred in 2018 and annual income is expected in 2019, the credits and incentives have an inverse impact on the tax rate in 2019 compared to 2018.  The other significant difference is that the effective tax rate for 2018 included the effect of the bargain purchase gain and the outside basis difference write-off for the purchase of Truitt Brothers.  These items account for 24.6% of the difference in tax rate.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the rate of 35% down to 21% for FY 2019.

13.      Assets Held For Sale

The Company is in the process of closing on the sale of one of the Company’s northwest processing facilities.  The Company expects this facility to be sold within the next 12 months.  In conjunction with this potential sale, the carrying value of the assets held for sale at June 30, 2018, which are property, plant and equipment, total $3.9 million which represented 0.4% of total assets on the Consolidated Balance Sheet.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2018

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. The Company’s product offerings include canned, frozen and bottled produce and snack chips. Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley®, READ® and Seneca Farms®. The Company’s canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs. The Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for B&G Foods North America (“B&G”) under a contract packing agreement. In addition, Seneca provides contract packing services mostly through its wholly owned subsidiary Truitt Bros., Inc.

On February 16, 2018, the Company announced production at its fruit processing plant in Modesto, California will cease prior to the 2018 production season. The Company will continue to store, case and label products at this facility until sometime later this fiscal year. Therefore, this facility will not be available for immediate sale until sometime later this year. The Company sold $55,800,000 of fruit inventory from this facility to Pacific Cost Producers, Inc. ("PCP") on June 28, 2018 as part of the Company's exit strategy in connection with the eventual closing of this facility.   This sale was not part of our normal operations for the quarter.

The Company’s raw product is harvested mainly between June through November.

Results of Operations:

Sales:

The first fiscal quarter 2019 results include net sales of $343,392,000, which represents a 22.4% increase, or $62,730,000, from the first quarter of fiscal 2017.  The net increase in sales is due to a sales volume increase of $56,833,000 and to higher selling prices/sales mix of $5,897,000. The increase in sales volume is primarily from the sale of $55,800,000 sale of Fruit to PCP during the current quarter, a $8,150,000 increase in Canned Vegetable sales, a $4,720,000 increase in other Canned Fruit sales, a $1,108,000 increase in Frozen sales a $1,353,000 increase in Other sales partially offset by a $4,327,000 decrease in Prepared Food sales, and a $3,813,000 decrease in B&G Foods, Inc. sales.

The following table presents sales by product category (in millions):

	Three Months Ended

	June 30, 2018	July 1, 2017
Canned Vegetables	$161.9	$153.8
B&G*	7.3	11.1
Frozen	28.1	27.0
Fruit Products	120.4	59.9
Chip Products	2.0	2.3
Prepared Foods	17.4	21.7
Other	6.3	4.9
	$343.4	$280.7

*B&G includes frozen vegetable sales exclusively for B&G under the Green Giant label.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2018

Operating Income (Loss):

The following table presents components of operating income (loss) as a percentage of net sales:

	Three Months Ended
	June 30, 2018	July 1, 2017
Gross Margin	1.7%	5.1%

Selling	2.5%	3.1%
Administrative	2.9%	3.1%
Plant Restructuring	0.5%	0.0%
Other Operating Expense (Income)	-1.9%	-0.9%

Operating Income (Loss)	-2.3%	-0.2%

Interest Expense, Net	1.3%	1.1%

For the three month period ended June 30, 2018, the gross margin decreased from the prior year quarter from 5.1% to 1.7% due to selling the fruit to PCP at cost and overall to lower selling prices in the first quarter of 2019. The LIFO credit for the first quarter ended June 30, 2018 was $504,000 as compared to a charge of $7,443,000 for the first quarter ended July 1, 2017 and reflects the impact on the quarter from inventory layer reductions partially offset by price increases incurred in fiscal 2019, compared to overall cost increases in fiscal 2018. On an after-tax basis, LIFO net earnings increased by $378,000 for the quarter ended June 30, 2018 and decreased LIFO net earnings by $4,838,000 for the quarter ended July 1, 2017, based on the historical statutory federal income tax rate.

For the three month period ended June 30, 2018, selling costs as a percentage of sales decreased to 2.5% from 3.1% for the same period in the prior year. This decrease is primarily as a result of the $55,800,000 fruit sale to PCP which didn't incur selling costs.

For the three month period ended June 30, 2018, administrative expense as a percentage of sales decreased from 3.1% to 2.9% primarily due to higher sales (including the PCP fruit sale) during the quarter and the fixed nature of these administrative costs.

During the three months ended June 30, 2018, the Company sold unused fixed assets which resulted in a gain of $6,444,000 as compared to a gain of $1,598,000 during the three months ended July 1, 2017. $1,081,000 of the current year gain was related to the sale of a closed plant in the Midwest. In addition, the Company recorded a bargain purchase gain of $1,096,000 during the three months ended July 1, 2017. These items are included in other operating income (loss) in the Unaudited Condensed Consolidated Statements of Net Loss.

Interest expense for the first quarter ended June 30, 2018, as a percentage of sales, increased to 1.3% from 1.1% in first quarter ended July 1, 2017. During fiscal 2019, overall borrowings and interest rates were higher than the previous year.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2018

Income Taxes:

The effective tax rate was 22.3% and 64.3% for the three month periods ended June 30, 2018 and July 1, 2017, respectively. Of the 42.0 percentage point decrease in the effective tax rate, the change in the income tax rate resulting from the Tax Cuts and Jobs Act accounts for 14% of this decrease.  Another significant change is in the federal and state credits and incentives which accounts for 10.6% of the decrease.  The dollar amount of these credits and incentives did not change significantly from 2018 to 2019.  However, because an annual loss occurred in 2018 and annual income is expected in 2019, the credits and incentives have an inverse impact on the tax rate in 2019 compared to 2018.  The other significant difference is that the effective tax rate for 2018 included the effect of the bargain purchase gain and the outside basis difference write-off for the purchase of Truitt Brothers.  These items account for 24.6% of the difference in tax rate.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the rate of 35% down to 21% for FY 2019.

Loss per Share:

Basic and diluted loss per share were $(0.90) and $(0.09) for the three months ended June 30, 2018 and July 1, 2017, respectively. For details of the calculation of these amounts, refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	June 30,	July 1,	March 31,	March 31,
	2018	2017	2018	2017
Working Capital:
Balance	$498,976	$567,314	$602,504	$555,993
Change in Quarter	(103,528)	11,321
Long-Term Debt, Less Current Portion	318,282	349,432	414,132	329,138
Capital Lease Obligations, Less Current Portion	33,459	34,842	35,896	34,194
Total Stockholders' Equity Per Equivalent Common Share (see Note below)	40.86	43.69	41.76	43.63
Stockholders' Equity Per Common Share	41.23	44.32	42.14	44.20
Current Ratio	3.77	4.36	5.35	5.20

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2018 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $86,950,000 in the first three months of fiscal 2019, compared to $20,416,000 in the first three months of fiscal 2018. The $66,534,000 increase in cash provided is primarily attributable to the $55,800,000 sale of Fruit inventory to PCP, partially offset by a $2,705,000 decrease in cash provided by other current assets, a $1,748,000 decrease in cash provided by income taxes, and a $7,442,000 decrease in cash provided by accounts payable, accrued expenses and other liabilities, a $98,211,000 increase in cash provided for inventory in the first three months of fiscal 2019 as compared to the first three months of fiscal 2018, a $9,332,000 decrease in cash provided by accounts receivable, and an increased net loss of $7,913,000.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2018

As compared to July 1, 2017, inventory decreased $68,388,000 to $569,333,000 at June 30, 2018 (including $55,800,000 decrease from the PCP inventory sale). The components of the inventory decrease reflect a $44,197,000 decrease in finished goods, a $10,872,000 increase in work in process and a $35,063,000 decrease in raw materials and supplies. The finished goods decrease reflects lower inventory quantities attributable to the calendar year 2017 pack versus the calendar year 2016 pack and due to the $55,800,000 inventory sale to PCP. The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year primarily due to the Modesto closure. FIFO based inventory costs exceeded LIFO based inventory costs by $144,501,000 as of the end of the first quarter of 2019 as compared to $140,698,000 as of the end of the first quarter of 2018.

Cash used in investing activities was $75,000 in the first three months of fiscal 2019 compared to cash used in investing activities of $21,361,000 in the first three months of fiscal 2018.  During the first quarter ended June 30, 2018, the Company received $10,387,000 from proceeds from various sales of unused fixed assets created by the plant closings in the west and northwest. Additions to property, plant and equipment were $10,462,000 in the first three months of fiscal 2019 as compared to $8,680,000 in first three months of fiscal 2018. In April 2017, the Company acquired the other 50% of Truitt Bros., Inc. for $14,420,000 (net of cash acquired).

Cash used in financing activities was $89,351,000 in the first three months of fiscal 2019, which included borrowings of $89,546,000 and the repayment of $178,845,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility (“Revolver”). Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2018 other than the $13,470,000 acquired via the acquisition of Truitt Bros., Inc. of which $3,515,000 was paid off immediately. The Company did not repurchase any stock during the first quarter of fiscal year 2019 and 2018.

The Company entered into a five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021. The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of June 30, 2018, the interest rate was approximately 3.62% on a balance of $207,610,000. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At June 30, 2018, the Company was in compliance with all such financial covenants.

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2018

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

Critical Accounting Policies

During the three months ended June 30, 2018, the Company sold $6,885,000 of Green Giant finished goods inventory to B&G Foods North America (“B&G”) for cash, on a bill and hold basis, as compared to $6,438,000 for the three months ended July 1, 2017. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. Under the new revenue recognition standard, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers and the Company has the right to payment (prior to physical delivery), which results in earlier revenue recognition.  Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2018

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility and the $100,000,000 term loan. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate capital lease obligations. There have been no material changes to the Company’s exposure to market risk since March 31, 2018.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments related to bill and hold and other revenue controls.

As reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, management identified a material weakness in the Company’s internal control over financial reporting relating to revenue recognition with respect to bill and hold transactions.  The Company has begun its remediation process but there have not been sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.  Except for the implementation of the previously disclosed remediation plan, there have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to footnote 13 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2018 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) or
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
4/01/2018 – 4/30/2018	-	-	$-	$-	-
5/01/2018 – 5/31/2018	-	-	$-	$-	-
6/01/2018 – 6/30/2018	-	-	$-	$-	-
Total	-	-	$-	$-	-	1,066,158

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net loss, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders’ equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation (Company)

/s/Kraig H. Kayser
July 31, 2018
Kraig H. Kayser President and Chief Executive Officer

/s/Timothy J. Benjamin
July 31, 2018
Timothy J. Benjamin Chief Financial Officer