Form 10-Q/A
period 2017-09-30
Seneca Foods Corp
filed 2018-09-07
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Restatement of Consolidated Condensed Financial Statements

Seneca Foods Corporation ("the "Company") is filing this Amendment No. 1 ("Form 10-Q/A") to our Form 10-Q for the quarterly period ended September 30, 2017, which was originally filed on October 26, 2017 ("Original Filing"), to restate our Consolidated Condensed Financial Statements and the related notes for the three and six months ended September 30, 2017 and October 1, 2016, including the financial information included in Management's Discussion and Analysis of Financial Condition and Results of Operations. We are also providing an update in our disclosures regarding the material weakness in Item 4 of this amended Form 10-Q/A.

As previously disclosed in the Form 10-K for March 31, 2018, on June 28, 2018, the Company’s Audit Committee, in consultation with the Board of Directors, concluded that the Company’s previously issued financial statements for the three and six months ended September 30, 2017 and October 1, 2016 (among other periods, see below) could no longer be relied upon. This decision was reached after discussions with the Company’s senior management and outside advisers.

In reviewing the accounting for certain transactions related to the Company’s contract packing agreement with Green Giant, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts in connection with our revenue recognition policy with respect to bill and hold transactions. The Company has determined that (1) the audited consolidated financial statements as of and for the years ended March 31, 2016 and 2017 and the independent registered public accounting firm’s reports thereon and (2) the unaudited condensed consolidated financial statements as of and for each of the interim periods within the years ended March 31, 2017 and 2018 should be restated to correct inadvertent errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to “bill and hold” revenue recognition. For more information, see footnote 2 of the Company’s March 31, 2018 10-K filed on June 29, 2018.

To correct this misstatement and to address matters related to the foregoing with respect to our disclosure controls and procedures and our internal control over financial reporting, we have restated our Consolidated Condensed Financial Statements and the related notes as of and for the three and six months ended September 30, 2017 and October 1, 2016, including the financial information included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

See Note 2 - Restatement of Consolidated Condensed Financial Statements, which is included in the "Financial Statements" in Item 1 of this amended Form 10-Q/A for more detail.

Amended Items in this Form 10Q/A

The following items in the Original Filing have been amended:

Part I, Item 1. Financial Statements

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 6. Exhibits

We are also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32, as well as various exhibits related to XBRL.

This amended Form 10-Q/A does not reflect events occurring after the Original Filing on October 26, 2017, or modify or update those disclosures affected by subsequent events, except for the effects of the restatement. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of the Original Filing.

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 30, 2017	October 1, 2016	March 31, 2017
	(Restated)	(Restated)	(Restated)
ASSETS

Current Assets:
Cash and Cash Equivalents	$14,940	$10,124	$11,992
Accounts Receivable, Net	112,297	102,727	72,080
Assets Held For Sale	-	5,025	-
Inventories:
Finished Goods	721,575	669,291	466,126
Work in Process	32,287	18,098	32,528
Raw Materials and Supplies	105,284	114,295	130,281
Total Inventories	859,146	801,684	628,935
Refundable Income Taxes	336	-	2,471
Other Current Assets	2,649	15,157	3,671
Total Current Assets	989,368	934,717	719,149
Property, Plant and Equipment, Net	272,176	207,474	237,476
Deferred Income Taxes, Net	5,217	22,165	1,370
Other Assets	5,183	20,847	20,273
Total Assets	$1,271,944	$1,185,203	$978,268

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$-	$166
Accounts Payable	249,803	237,008	72,824
Deferred Revenue	75,150	47,716	46,100
Accrued Vacation	12,656	11,936	11,867
Accrued Payroll	12,178	10,120	6,593
Other Accrued Expenses	38,340	38,639	31,880
Income Taxes Payable	-	4,172	-
Current Portion of Long-Term Debt and Capital Lease Obligations	9,440	9,987	8,334
Total Current Liabilities	397,567	359,578	177,764
Long-Term Debt, Less Current Portion	395,128	354,905	329,138
Capital Lease Obligations, Less Current Portion	37,879	18,425	34,194
Pension Liabilities	9,220	41,119	8,193
Other Long-Term Liabilities	13,440	11,559	3,775
Total Liabilities	853,234	785,586	553,064
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	719	1,338	1,324
Common Stock, $.25 Par Value Per Share	3,038	3,024	3,024
Additional Paid-in Capital	98,099	97,395	97,458
Treasury Stock, at Cost	(69,195)	(66,730)	(66,499)
Accumulated Other Comprehensive Loss	(11,073)	(28,396)	(11,175)
Retained Earnings	397,122	392,986	401,072
Total Stockholders' Equity	418,710	399,617	425,204
Total Liabilities and Stockholders’ Equity	$1,271,944	$1,185,203	$978,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(Restated)	(Restated)	(Restated)	(Restated)

Net Sales	$338,470	$352,606	$627,397	$624,741

Costs and Expenses:
Cost of Product Sold	321,059	321,581	594,451	571,761
Selling, General and Administrative	18,865	18,702	36,318	35,907
Plant Restructuring (Credit) Charge	(25)	277	56	1,462
Other Operating (Income) Loss	(20)	31	(2,632)	19
Total Costs and Expenses	339,879	340,591	628,193	609,149
Operating Income	(1,409)	12,015	(796)	15,592
Loss (Earnings) From Equity Investment	-	270	(21)	(167)
Interest Expense, Net	3,433	2,151	6,650	4,295
(Loss) Earnings Before Income Taxes	(4,842)	9,594	(7,425)	11,464

Income Taxes (Benefit) Expense	(1,884)	2,773	(3,487)	3,678
Net (Loss) Earnings	$(2,958)	$6,821	$(3,938)	$7,786

(Loss) Earnings Applicable to Common Stock	$(2,952)	$6,753	$(3,928)	$7,703

Basic (Loss) Earnings per Common Share	$(0.30)	$0.69	$(0.40)	$0.79

Diluted (Loss) Earnings per Common Share	$(0.30)	$0.69	$(0.40)	$0.78

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
Comprehensive (loss) income:
Net (loss) earnings	$(2,958)	$6,821	$(3,938)	$7,786
Change in pension, post retirement benefits and other (net of tax of $26 and $63)	43	-	102	-
Total	$(2,915)	$6,821	$(3,836)	$7,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	September 30, 2017	October 1, 2016
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(3,938)	$7,786
Adjustments to Reconcile Net Loss (Earnings) to Net Cash Used In Operations (Net of Acquisition):
Depreciation & Amortization	15,349	12,018
(Gain) Loss on the Sale of Assets	(1,591)	48
Bargain Purchase Gain	(1,096)	-
Provision for Restructuring and Impairment	56	1,462
Earnings From Equity Investment	(21)	(167)
Deferred Income Tax Benefit	(3,503)	(1,378)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(34,173)	(25,939)
Inventories	(214,135)	(192,203)
Other Current Assets	1,106	608
Income Taxes	2,126	1,198
Accounts Payable, Deferred Revenue, Accrued Expenses and Other Liabilities	222,030	168,146
Net Cash Used in Operations	(17,790)	(28,421)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(13,743)	(14,518)
Cash Paid for Acquisition (Net of Cash Acquired)	(14,420)	-
Proceeds from the Sale of Assets	1,790	13
Net Cash Used In Investing Activities	(26,373)	(14,505)
Cash Flow from Financing Activities:
Long-Term Borrowing	282,862	183,744
Payments on Long-Term Debt and Capital Lease Obligations	(232,706)	(136,613)
Payments on Notes Payable	(166)	(402)
Other Assets	(171)	(1,248)
Purchase of Treasury Stock	(2,696)	(1,021)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	47,111	44,448

Net Increase in Cash and Cash Equivalents	2,948	1,522
Cash and Cash Equivalents, Beginning of the Period	11,992	8,602
Cash and Cash Equivalents, End of the Period	$14,940	$10,124

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$7,155	$15,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2017 (Restated)	$1,324	$3,024	$97,458	$(66,499)	$(11,175)	$401,072
Net loss	-	-	-	-	-	(3,938)
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	50	-	-	-
Preferred stock conversion	(605)	14	591	-	-	-
Purchase treasury stock	-	-	-	(2,696)	-	-
Change in pension, post retirement benefits, other adjustment (net of tax of $63)	-	-	-	-	102	-
Balance September 30, 2017 (Restated)	$719	$3,038	$98,099	$(69,195)	$(11,073)	$397,122

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
September 30, 2017	200,000	1,400,000	38,542	500	20,000,000	10,000,000
Shares outstanding:
September 30, 2017	200,000	807,240	38,542	500	7,875,188	1,884,439

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

2.

Restatement of Previously Issued Financial Statements—On June 28, 2018, the Company concluded that it did not meet all of the criteria for bill and hold treatment under Staff Accounting Bulletin Topic 13 for the Green Giant contract. In particular, the Company determined that performance obligations were not complete at the time title transferred to the customer as the unlabeled products under this contract were not ready for shipment. The Company has determined that the audited consolidated financial statements as of and for the years ended March 31, 2016 and 2017 and the unaudited condensed consolidated financial statements as of and for each of the interim periods within the years ended March 31, 2017 and 2018 should be restated to correct these inadvertent errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to “bill and hold” revenue recognition.  For more information, see footnote 2 of the Company’s March 31, 2018 10-K filed on June 29, 2018.

The Consolidated Statements of Cash Flows are not presented in the following tables because there is no impact on total cash flows from operating activities, investing activities and financing activities. The impact from the restatements for the three and six month periods ended September 30, 2017 and October 1, 2016 within the operating activities section of the cash flow statement is illustrated in the balance sheet adjustments and income statement corrections presented below.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2017

The following tables present a summary of the effects of these restatements:

	Consolidated Statements of Earnings (Loss) Three Months Ended
	September 30, 2017 (Unaudited)			October 1, 2016 (Unaudited)
	As		As	As		As
	Reported	Correction	Restated	Reported	Correction	Restated
Net Sales	$376,308	$(37,838)	$338,470	$357,247	$(4,641)	$352,606
Cost of Products Sold	355,904	(34,845)	321,059	327,035	(5,454)	321,581
Gross Profit	20,404	(2,993)	17,411	30,212	813	31,025
Operating Income/(Loss)	1,584	(2,993)	(1,409)	11,202	813	12,015
Earnings/(Loss) Before Income Taxes	(1,849)	(2,993)	(4,842)	8,781	813	9,594
Income Tax (Benefit) Expense	(737)	(1,147)	(1,884)	2,637	136	2,773
Net Earnings (Loss)	(1,112)	(1,846)	(2,958)	6,144	677	6,821
Earnings Per Common Share-Basic	$(0.11)	$(0.19)	$(0.30)	$0.62	$0.07	$0.69
Earnings Per Common Share-Diluted	$(0.11)	$(0.19)	$(0.30)	$0.62	$0.07	$0.69

	Six Months Ended
	September 30, 2017 (Unaudited)			October 1, 2016 (Unaudited)
	As		As	As		As
	Reported	Correction	Restated	Reported	Correction	Restated
Net Sales	$656,495	$(29,098)	$627,397	$609,861	$14,880	$624,741
Cost of Products Sold	620,331	(25,880)	594,451	559,674	12,087	571,761
Gross Profit	36,164	(3,218)	32,946	50,187	2,793	52,980
Operating Income/(Loss)	2,422	(3,218)	(796)	12,799	2,793	15,592
Earnings/(Loss) Before Income Taxes	(4,207)	(3,218)	(7,425)	8,671	2,793	11,464
Income Tax (Benefit) Expense	(2,256)	(1,231)	(3,487)	2,589	1,089	3,678
Net Earnings (Loss)	(1,951)	(1,987)	(3,938)	6,082	1,704	7,786
Earnings Per Common Share-Basic	$(0.20)	$(0.20)	$(0.40)	$0.61	$0.18	$0.79
Earnings Per Common Share-Diluted	$(0.20)	$(0.20)	$(0.40)	$0.61	$0.17	$0.78

	Consolidated Balance Sheets
	As of September 30, 2017 (Unaudited)			As of March 31, 2017 (Audited)
	As		As	As		As
	Reported	Correction	Restated	Reported	Correction	Restated
Assets
Inventory	$802,387	$56,759	$859,146	$598,056	$30,879	$628,935
Total Current Assets	932,609	56,759	989,368	688,270	30,879	719,149
Total Assets	1,209,968	61,976	1,271,944	946,019	32,249	978,268

Liabilities and Stockholders' Equity
Deferred Revenue	$542	$74,608	$75,150	$545	$45,555	$46,100
Total Current Liabilities	322,982	74,585	397,567	132,277	45,487	177,764
Total Liabilities	780,214	73,020	853,234	511,758	41,306	553,064
Stockholders' Equity	429,754	(11,044)	418,710	434,261	(9,057)	425,204
Total Liabilities and Stockholders' Equity	1,209,968	61,976	1,271,944	946,019	32,249	978,268

	As of October 1, 2016 (Unaudited)
	As		As
	Reported	Correction	Restated
Assets
Inventory	$771,996	$29,688	$801,684
Total Current Assets	905,029	29,688	934,717
Total Assets	1,148,714	36,489	1,185,203

Liabilities and Stockholders' Equity
Deferred Revenue	$550	$47,166	$47,716
Total Current Liabilities	312,466	47,112	359,578
Total Liabilities	738,474	47,112	785,586
Stockholders' Equity	410,240	(10,623)	399,617
Total Liabilities and Stockholders' Equity	1,148,714	36,489	1,185,203

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2017

3.       Acquisition

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

4.

Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $163,193,000 as of the end of the second quarter of fiscal 2018 as compared to $156,351,000 as of the end of the second quarter of fiscal 2017. The change in the LIFO Reserve for the three months ended September 30, 2017 was an increase of $12,053,000 as compared to an increase of $1,361,000 for the three months ended October 1, 2016. The LIFO Reserve increased by $19,354,000 in the first six months of fiscal 2018 compared to an increase of $2,413,000 in the first six months of fiscal 2017. This reflects the projected impact of an overall cost increase expected in fiscal 2018 versus fiscal 2017.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO  CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
(Unaudited)

September 30, 2017

5.

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

The decrease in average amount of Revolver borrowings during the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was attributable to the $100,000,000 term loan from Farm Credit less the acquisition of $14,420,000 made during the first six months of fiscal 2018, Accounts Receivables which are $3,526,000 higher than the same period last year (excluding the amount from the acquisition), and total Inventories, excluding the inventories of the acquisition, which are $41,386,000 higher than the same period last year, partially offset by net earnings in the last twelve months ended September 30, 2017 of $4,171,000.

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

6.

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

8.	Plant Restructuring The following table summarizes the rollforward of restructuring charges and related asset impairment charges recorded and the accruals established:

		Long-Lived
	Severance	Asset Charges	Other Costs	Total
	(In thousands)

Balance March 31, 2017	$37	$4,773	$305	$5,115
First quarter charge	36	9	36	81
Second quarter charge (credit)	-	8	(33)	(25)
Cash payments/write offs	(73)	(3,888)	(308)	(4,269)
Balance September 30, 2017	$-	$902	$-	$902

Balance March 31, 2016	$-	$4,975	$3,897	$8,872
First quarter charge (credit)	127	(6)	1,064	1,185
Second quarter charge (credit)	112	(286)	451	277
Cash payments/write offs	(123)	240	(3,242)	(3,125)
Balance October 1, 2016	$116	$4,923	$2,170	$7,209

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

9.

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

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2017

11.	(Loss) Earnings per Common Share (Loss) earnings per share for the quarters ended September 30, 2017 and October 1, 2016 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
	(Restated)	(Restated)	(Restated)	(Restated)
Basic

Net (loss) earnings	$(2,958)	$6,821	$(3,938)	$7,786
Deduct preferred stock dividends paid	6	6	12	12

Undistributed (loss) earnings	(2,964)	6,815	(3,950)	7,774
(Loss) earnings attributable to participating preferred	(12)	62	(22)	71

(Loss) earnings attributable to common shareholders	$(2,952)	$6,753	$(3,928)	$7,703

Weighted average common shares outstanding	9,792	9,792	9,803	9,800

Basic (loss) earnings per common share	$(0.30)	$0.69	$(0.40)	$0.79

Diluted

(Loss) earnings attributable to common shareholders	$(2,952)	$6,753	$(3,928)	$7,703
Add dividends on convertible preferred stock	5	5	10	10

(Loss) earnings attributable to common stock on a diluted basis	$(2,947)	$6,758	$(3,918)	$7,713

Weighted average common shares outstanding-basic	9,792	9,792	9,803	9,800
Additional shares issued related to the equity compensation plan	-	3	-	3
Additional shares to be issued under full conversion of preferred stock	-	67	-	67

Total shares for diluted	9,792	9,862	9,803	9,870

Diluted (loss) earnings per common share	$(0.30)	$0.69	$(0.40)	$0.78

Note: For fiscal 2018, add backs for equity compenstion and additional shares that were dilutive were excluded.

12.

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

13.

Income Taxes

The effective tax rate was 47.0% and 32.1% for the six month periods ended September 30, 2017 and October 1, 2016, respectively. The 14.9% percentage point increase in the effective tax rate represents an increase in tax benefit as a percentage of book loss when compared to the same period last year.  The major contributors to this increase are a result of the Truitt acquisition.  The bargain purchase gain is non-taxable and the deferred tax liability related to the outside basis difference in the Truitt investment was written off because the investment can now be recovered in a tax-free manner.

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

Results of Operations:

Sales:

Second fiscal quarter 2018 results include net sales of $338,470,000, which represents a 4.0% decrease, or $14,136,000, from the second quarter of fiscal 2017.   The decrease in sales is sales volume decrease of $13,266,000 and to lower selling prices/sales mix of $870,000. The decrease in sales is primarily a $19,587,000 decrease in B&G Foods, Inc. sales, a $13,527,000 decrease in Canned Fruit sales, a $2,945,000 decrease in Other sales, and a $461,000 decrease in Snack sales, partially offset by from acquisition of Truitt during the current year with sales of $19,446,000, a $2,141,000 increase in Frozen sales, a $797,000 increase in Canned Vegetable sales,

Six months ended September 30, 2017 include net sales of $627,397,000, which represents a 0.4% increase, or $2,656,000, from the first six months of fiscal 2017.  The increase in sales is sales volume increase of $3,000,000 partially offset by lower selling prices/sales mix of $344,000. The increase in sales is primarily from the acquisition of Truitt during the current year with sales of $41,138,000, a $13,286,000 increase in Canned Vegetable sales, $5,927,000 increase in Frozen sales, partially offset by a $22,794,000 decrease in Canned Fruit sales, a $29,905,000 decrease in B&G Foods, Inc. sales, a $2,846,000 decrease in Other sales, and a $2,150,000 decrease in Snack sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
Canned Vegetables	$184.9	$184.1	$338.7	$325.4
B&G*	33.0	52.6	52.3	82.2
Frozen	24.2	22.0	51.2	45.2
Fruit Products	70.7	84.3	130.7	153.5
Chip Products	3.3	3.7	5.5	7.7
Truitt	19.4	0.0	41.1	0.0
Other	3.0	5.9	7.9	10.7
	$338.5	$352.6	$627.4	$624.7

*B&G includes frozen vegetable sales exclusively for B&G.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
Gross Margin	5.1%	8.8%	5.3%	8.5%

Selling	2.7%	2.6%	2.8%	2.8%
Administrative	2.8%	2.7%	2.9%	2.9%
Plant Restructuring	0.0%	0.1%	0.0%	0.2%
Other Operating Income	0.0%	0.0%	-0.4%	0.0%

Operating Income	-0.4%	3.4%	-0.1%	2.5%

Interest Expense, Net	1.0%	0.6%	1.1%	0.7%

For the three month period ended September 30, 2017, the gross margin decreased from the prior year quarter from 8.8% to 5.1% due primarily to the LIFO charge for the second quarter ended September 30, 2017 which was $12,053,000 as compared to a charge of $1,361,000 for the second quarter ended October 1, 2016 and reflects the impact on the quarter of higher cost increases expected in fiscal 2018, compared with smaller cost increases to fiscal 2017. On an after-tax basis, LIFO net earnings decreased by $7,834,000 for the quarter ended September 30, 2017 and decreased LIFO net earnings by $885,000 for the quarter ended October 1, 2016, based on the statutory federal income tax rate.

For the six month period ended September 30, 2017, the gross margin decreased from the prior year period from 8.5% to 5.3% due primarily to a higher LIFO charge in the current year. The LIFO charge for the six months ended September 30, 2017 was $19,354,000 as compared to a charge of $2,413,000 for the six months ended October 1, 2016 and reflects the impact on the six months of cost increases expected in fiscal 2018, compared to cost decreases in fiscal 2017. On an after-tax basis, LIFO decreased net earnings by $12,580,000 for the six months ended September 30, 2017 and decreased net earnings by $1,568,000 for the six months ended October 1, 2016, based on the statutory federal income tax rate.

For the three month period ended September 30, 2017, selling costs as a percentage of sales increased from 2.6% to 2.7% for the same period in the prior year. For the six month period ended September 30, 2017, selling costs as a percentage of sales remained unchanged at 2.8% from the same period in the prior year. The three month increase is primarily as a result of the Green Giant sales decrease, which don't incur selling costs.

For the three month period ended September 30, 2017, administrative expense as a percentage of sales increased from 2.7% to 2.8%. For the six month period ended September 30, 2017, administrative expense as a percentage of sales was unchanged at 2.9%.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

Interest expense for the second quarter ended September 30, 2017, as a percentage of sales, increased from 0.6% to 1.0% in second quarter ended October 1, 2016. For the six month period ended September 30, 2017, interest expense as a percentage of sales increased from 0.7% to 1.1% compared to six months ended October 1, 2016. During fiscal 2018, overall borrowings and interest rates were higher than the previous year.

Income Taxes:

The effective tax rate was 47.0% and 32.1% for the six month periods ended September 30, 2017 and October 1, 2016, respectively. The 14.9% percentage point increase in the effective tax rate represents an increase in tax benefit as a percentage of book loss when compared to the same period last year.  The major contributors to this increase are a result of the Truitt acquisition.  The bargain purchase gain is non-taxable and the deferred tax liability related to the outside basis difference in the Truitt investment was written off because the investment can now be recovered in a tax-free manner.

Earnings per Share:

Basic (loss) earnings per share were $(0.30) and $0.69 for the three months ended September 30, 2017 and October 1, 2016, respectively. Diluted (loss) earnings per share were $(0.30) and $0.69 for the three months ended September 30, 2017 and October 1, 2016, respectively. Basic (loss) earnings per share were $(0.40) and $0.79 for the six months ended September 30, 2017 and October 1, 2016, respectively. Diluted earnings per share were $(0.40) and $0.78 for the six months ended September 30, 2017 and October 1, 2016, respectively. For details of the calculation of these amounts, refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	September 30,	October 1,	March 31,	March 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Working Capital:
Balance	$591,801	$575,139	$541,385	$254,200
Change in Quarter	$38,965	79,306
Long-Term Debt, Less Current Portion	395,128	354,905	329,138	35,967
Capital Lease Obligations, Less Current Portion	37,879	18,425	34,194	4,988
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	42.44	40.21	42.72	39.40
Stockholders' Equity Per Common Share	42.83	40.72	43.27	39.90
Current Ratio	2.49	2.60	4.05	1.55

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $17,790,000 in the first six months of fiscal 2018, compared to $28,421,000 in the first six months of fiscal 2017. The $10,631,000 decrease in cash used is primarily attributable to an $214,135,000 increase in inventory in the first six months of fiscal 2018 as compared to $192,203,000 increase in inventory in the first six months of fiscal 2017, a $53,884,000 increase in cash provided by accounts payable, deferred revenue, accrued expenses and other liabilities, a $928,000 increase in cash provided by income taxes partially offset by decreased net earnings of $11,724,000 as previously discussed and an $8,234,000 increase in cash used by accounts receivable.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

As compared to October 1, 2016, inventory increased $57,462,000 to $859,146,000 at September 30, 2017 (including $16,076,000 increase from the Truitt Bros. Inc. acquisition). The components of the inventory increase reflect a $52,284,000 increase in finished goods, a $14,189,000 increase in work in process and a $9,011,000 decrease in raw materials and supplies. The finished goods increase is primarily due to the Truitt acquisition and reflects higher inventory quantities due to the magnitude and timing of the fiscal year 2018 pack versus fiscal year 2017 pack partially offset by increased sales volume as compared to the prior year. The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $163,193,000 as of the end of the second quarter of 2018 as compared to $156,351,000 as of the end of the second quarter of 2017.

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

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2017

New Accounting Standards

Refer to footnote 10 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues are typically higher in the second and third fiscal quarters. The Company’s sales exhibit seasonality with the third fiscal quarter generating the highest retail sales due to holidays that occur during that quarter.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 that the Company determined was also present as of September 30, 2017.

As a result of the control deficiencies identified in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, the Company restated its unaudited quarterly financial information for the fiscal quarters ended September 30, 2017 and October 1, 2016. During the fiscal quarter ended September 30, 2017, there were no changes to the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

Seneca Foods Corporation (Company)

/s/Kraig H. Kayser
September 7, 2018
Kraig H. Kayser President and Chief Executive Officer

/s/Timothy J. Benjamin
September 7, 2018
Timothy J. Benjamin Chief Financial Officer