Form 10-Q/A
period 2017-12-30
Seneca Foods Corp
filed 2018-09-07
CIK 88948

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

Explanatory Note

Restatement of Consolidated Condensed Financial Statements

Seneca Foods Corporation ("the "Company") is filing this Amendment No. 1 ("Form 10-Q/A") to our Form 10-Q for the quarterly period ended December 30, 2017, which was originally filed on January 25, 2018 ("Original Filing"), to restate our Consolidated Condensed Financial Statements and the related notes for the three and nine months ended December 30, 2017 and December 31, 2016, including the financial information included in Management's Discussion and Analysis of Financial Condition and Results of Operations. We are also providing an update in our disclosures regarding the material weakness in Item 4 of this amended Form 10-Q/A.

As previously disclosed in the Form 10-K for March 31, 2018, on June 28, 2018, the Company’s Audit Committee, in consultation with the Board of Directors, concluded that the Company’s previously issued financial statements for the three and nine months ended December 30, 2017 and December 31, 2016 (among other periods, see below) could no longer be relied upon. This decision was reached after discussions with the Company’s senior management and outside advisers.

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

To correct this misstatement and to address matters related to the foregoing with respect to our disclosure controls and procedures and our internal control over financial reporting, we have restated our Consolidated Condensed Financial Statements and the related notes as of and for the three and nine months ended December 30, 2017 and December 31, 2016, including the financial information included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

This amended Form 10-Q/A does not reflect events occurring after the Original Filing on January 25, 2018, or modify or update those disclosures affected by subsequent events, except for the effects of the restatement. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of the Original Filing.

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 30, 2017	December 31, 2016	March 31, 2017
	(Restated)	(Restated)	(Restated)
ASSETS

Current Assets:
Cash and Cash Equivalents	$13,122	$10,260	$11,992
Accounts Receivable, Net	66,233	67,357	72,080
Assets Held For Sale	-	5,025	-
Inventories:
Finished Goods	637,480	554,915	466,126
Work in Process	39,542	24,642	32,528
Raw Materials and Supplies	93,680	119,888	130,281
Total Inventories	770,702	699,445	628,935
Refundable Income Taxes	2,222	-	2,471
Other Current Assets	2,815	11,146	3,671
Total Current Assets	855,094	793,233	719,149
Property, Plant and Equipment, Net	272,363	217,983	237,476
Deferred Income Taxes, Net	1,650	22,492	1,370
Other Assets	5,130	20,038	20,273
Total Assets	$1,134,237	$1,053,746	$978,268

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$-	$1,255	$166
Accounts Payable	102,020	98,170	72,824
Deferred Revenue	80,151	60,553	46,100
Accrued Vacation	12,428	11,702	11,867
Accrued Payroll	5,468	5,843	6,593
Other Accrued Expenses	32,263	41,312	31,880
Income Taxes Payable	-	8,830	-
Current Portion of Long-Term Debt and Capital Lease Obligations	9,703	11,106	8,334
Total Current Liabilities	242,033	238,771	177,764
Long-Term Debt, Less Current Portion	411,799	343,634	329,138
Capital Lease Obligations, Less Current Portion	37,447	25,992	34,194
Pension Liabilities	7,106	35,230	8,193
Other Long-Term Liabilities	13,447	3,509	3,775
Total Liabilities	711,832	647,136	553,064
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	707	1,324	1,324
Common Stock, $.25 Par Value Per Share	3,038	3,024	3,024
Additional Paid-in Capital	98,136	97,433	97,458
Treasury Stock, at Cost	(69,941)	(67,550)	(66,499)
Accumulated Other Comprehensive Loss	(11,023)	(28,396)	(11,175)
Retained Earnings	401,488	400,775	401,072
Total Stockholders' Equity	422,405	406,610	425,204
Total Liabilities and Stockholders’ Equity	$1,134,237	$1,053,746	$978,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Restated)	(Restated)	(Restated)	(Restated)

Net Sales	$387,689	$356,767	$1,015,086	$981,508

Costs and Expenses:
Cost of Product Sold	357,188	318,841	951,639	890,602
Selling, General and Administrative	20,112	21,116	56,430	57,023
Plant Restructuring Charge	101	1,316	157	2,778
Other Operating (Income) Loss	17	1,153	(2,615)	1,172
Total Costs and Expenses	377,418	342,426	1,005,611	951,575
Operating Income	10,271	14,341	9,475	29,933
Earnings From Equity Investment	-	(333)	(21)	(500)
Interest Expense, Net	4,012	2,414	10,662	6,709
Earnings (Loss) Before Income Taxes	6,259	12,260	(1,166)	23,724

Income Taxes (Benefit) Expense	1,882	4,471	(1,605)	8,149
Net Earnings	$4,377	$7,789	$439	$15,575

Earnings Applicable to Common Stock	$4,354	$7,712	$420	$15,416

Basic Earnings per Common Share	$0.45	$0.79	$0.04	$1.58

Diluted Earnings per Common Share	$0.44	$0.78	$0.04	$1.57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
Comprehensive income:
Net earnings	$4,377	$7,789	$439	$15,575
Change in pension, post retirement benefits and other (net of tax of $30 and $93)	50	-	152	-
Total	$4,427	$7,789	$591	$15,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	December 30, 2017	December 31, 2016
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Earnings	$439	$15,575
Adjustments to Reconcile Net Earnings to
Net Cash Used In Operations (Net of Acquisition):
Depreciation & Amortization	23,112	18,209
(Gain) Loss on the Sale of Assets	(1,590)	149
Bargain Purchase Gain	(1,078)	-
Provision for Restructuring and Impairment	157	3,830
Earnings From Equity Investment	(21)	(500)
Deferred Income Tax Benefit	16	(1,705)
Changes in Operating Assets and Liabilities:
Accounts Receivable	11,891	9,431
Inventories	(125,691)	(89,964)
Other Current Assets	954	4,619
Income Taxes	240	5,856
Accounts Payable, Deferred Revenue, Accrued Expenses and Other Liabilities	64,823	24,791
Net Cash Used in Operations	(26,748)	(9,709)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(21,120)	(23,389)
Cash Paid for Acquisition (Net of Cash Acquired)	(14,420)	-
Proceeds from the Sale of Assets	1,841	123
Net Cash Used In Investing Activities	(33,699)	(23,266)
Cash Flow from Financing Activities:
Long-Term Borrowing	438,730	411,483
Payments on Long-Term Debt and Capital Lease Obligations	(373,298)	(374,577)
(Payments) Borrowings on Notes Payable	(166)	853
Other Assets	(235)	(1,273)
Purchase of Treasury Stock	(3,442)	(1,841)
Dividends	(12)	(12)
Net Cash Provided by Financing Activities	61,577	34,633

Net Increase in Cash and Cash Equivalents	1,130	1,658
Cash and Cash Equivalents, Beginning of the Period	11,992	8,602
Cash and Cash Equivalents, End of the Period	$13,122	$10,260

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$8,381	$23,056
Silgan Payable	$8,000	$-

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)
					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2017 (Restated)	$1,324	$3,024	$97,458	$(66,499)	$(11,175)	$401,072
Net earnings	-	-	-	-	-	439
Cash dividends paid on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	75	-	-	-
Preferred stock conversion	(617)	14	603	-	-	-
Purchase treasury stock	-	-	-	(3,442)	-	-
Change in pension, post retirement benefits, other adjustment (net of tax of $93)	-	-	-	-	152	-
Balance December 30, 2017 (Restated)	$707	$3,038	$98,136	$(69,941)	$(11,023)	$401,488

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
December 30, 2017	200,000	1,400,000	37,529	500	20,000,000	10,000,000
Shares outstanding:
December 30, 2017	200,000	807,240	37,529	500	7,854,451	1,884,439

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

The Consolidated Statements of Cash Flows for the three and nine month periods ended December 30, 2017 and December 31, 2016 are not presented in the following tables because there is no impact on total cash flows from operating activities, investing activities and financing activities. The impact from the restatements within the operating activities section of the cash flow statement is illustrated in the balance sheet and income statement corrections presented below.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

The following tables present a summary of the effects of these restatements:

	Consolidated Statements of Earnings (Loss)
	Three Months Ended
	December 30, 2017 (Unaudited)			December 31, 2016 (Unaudited)
	As		As	As		As
	Reported	Correction	Restated	Reported	Correction	Restated
Net Sales	$392,714	$(5,025)	$387,689	$369,705	$(12,938)	$356,767
Cost of Products Sold	361,013	(3,825)	357,188	332,230	(13,389)	318,841
Gross Profit	31,701	(1,200)	30,501	37,475	451	37,926
Operating Income/(Loss)	11,471	(1,200)	10,271	13,890	451	14,341
Earnings/(Loss) Before Income Taxes	7,459	(1,200)	6,259	11,809	451	12,260
Income Tax (Benefit) Expense	(268)	2,150	1,882	3,628	843	4,471
Net Earnings (Loss)	7,727	(3,350)	4,377	8,181	(392)	7,789
Earnings Per Common Share-Basic	$0.79	$(0.34)	$0.45	$0.83	$(0.04)	$0.79
Earnings Per Common Share-Diluted	$0.78	$(0.34)	$0.44	$0.82	$(0.04)	$0.78

	Nine Months Ended
	December 30, 2017 (Unaudited)			December 31, 2016 (Unaudited)
	As		As	As		As
	Reported	Correction	Restated	Reported	Correction	Restated
Net Sales	$1,049,209	$(34,123)	$1,015,086	$979,566	$1,942	$981,508
Cost of Products Sold	981,344	(29,705)	951,639	891,904	(1,302)	890,602
Gross Profit	67,865	(4,418)	63,447	87,662	3,244	90,906
Operating Income/(Loss)	13,893	(4,418)	9,475	26,689	3,244	29,933
Earnings/(Loss) Before Income Taxes	3,252	(4,418)	(1,166)	20,480	3,244	23,724
Income Tax (Benefit) Expense	(2,524)	919	(1,605)	6,217	1,932	8,149
Net Earnings (Loss)	5,776	(5,337)	439	14,263	1,312	15,575
Earnings Per Common Share-Basic	$0.59	$(0.55)	$0.04	$1.44	$0.14	$1.58
Earnings Per Common Share-Diluted	$0.58	$(0.54)	$0.04	$1.43	$0.14	$1.57

	Consolidated Balance Sheets
	As of December 30, 2017 (Unaudited)			As of March 31, 2017 (Audited)
	As		As	As		As
	Reported	Correction	Restated	Reported	Correction	Restated
Assets
Inventory	$710,118	$60,584	$770,702	$598,056	$30,879	$628,935
Total Current Assets	794,510	60,584	855,094	688,270	30,879	719,149
Total Assets	1,072,003	62,234	1,134,237	946,019	32,249	978,268

Liabilities and Stockholders' Equity
Deferred Revenue	$545	$79,606	$80,151	$545	$45,555	$46,100
Total Current Liabilities	162,423	79,610	242,033	132,277	45,487	177,764
Total Liabilities	635,204	76,628	711,832	511,758	41,306	553,064
Stockholders' Equity	436,799	(14,394)	422,405	434,261	(9,057)	425,204
Total Liabilities and Stockholders' Equity	1,072,003	62,234	1,134,237	946,019	32,249	978,268

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

	As of December 31, 2016 (Unaudited)
	As		As
	Reported	Correction	Restated
Assets
Inventory	$656,368	$43,077	$699,445
Total Current Assets	750,156	43,077	793,233
Total Assets	1,004,711	49,035	1,053,746

Liabilities and Stockholders' Equity
Deferred Revenue	$473	$60,080	$60,553
Total Current Liabilities	178,732	60,039	238,771
Total Liabilities	587,097	60,039	647,136
Stockholders' Equity	417,614	(11,004)	406,610
Total Liabilities and Stockholders' Equity	1,004,711	49,035	1,053,746

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

4.

Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $165,114,000 as of the end of the third quarter of fiscal 2018 as compared to $151,269,000 as of the end of the third quarter of fiscal 2017. The change in the LIFO Reserve for the three months ended December 30, 2017 was an increase of $1,921,000 as compared to a decrease of $5,082,000 for the three months ended December 31, 2016. The LIFO Reserve increased by $21,275,000 in the first nine months of fiscal 2018 compared to a decrease of $2,669,000 in the first nine months of fiscal 2017. This reflects the projected impact of an overall cost increase expected in fiscal 2018 versus fiscal 2017.

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

The decrease in average amount of Revolver borrowings during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was attributable to the $100,000,000 term loan from Farm Credit which was obtained in December 2016 less the cash paid for the Truitt acquisition of $14,420,000 made during the first nine months of fiscal 2018, Accounts Receivable which are $7,168,000 lower than the same period last year (excluding the amount from the acquisition), and total Inventories, excluding the inventories of the acquisition, which are $55,181,000 higher than the same period last year, and net earnings in the last twelve months ended December 30, 2017 of $759,000.

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

6.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same statement of earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the statement of earnings separately from service costs.  ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 (fiscal year 2019 for the Company).  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  The amendments of ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs from defined benefit and other postretirement benefit plans in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component into manufactured inventories.  Early adoption is permitted as of the beginning of the Company's fiscal year 2018. The Company will adopt the new guidance in fiscal year 2019, and expects changes to earnings before income taxes to be immaterial in the year of adoption.

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any new accounting pronouncements during the quarter ended December 30, 2017.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

11.	Earnings per Common Share Earnings per share for the quarters ended December 30, 2017 and December 31, 2016 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
	(Restated)	(Restated)	(Restated)	(Restated)
Basic

Net earnings	$4,377	$7,789	$439	$15,575
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings	4,371	7,783	422	15,558
Earnings attributable to participating preferred	17	71	2	142

Earnings attributable to common shareholders	$4,354	$7,712	$420	$15,416

Weighted average common shares outstanding	9,740	9,770	9,782	9,790

Basic earnings per common share	$0.45	$0.79	$0.04	$1.58

Diluted

Earnings attributable to common shareholders	$4,354	$7,712	$420	$15,416
Add dividends on convertible preferred stock	5	5	15	15

Earnings attributable to common stock on a diluted basis	$4,359	$7,717	$435	$15,431

Weighted average common shares outstanding-basic	9,740	9,770	9,782	9,790

Additional shares issued related to the equity compensation plan	2	2	2	2
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	9,809	9,839	9,851	9,859

Diluted earnings per common share	$0.44	$0.78	$0.04	$1.57

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

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 30, 2017

13.

Income Taxes

The effective tax rate was (137.7)% and 34.3% for the nine month periods ended December 30, 2017 and December 31, 2016, respectively. The 172.0 percentage point decrease in the effective tax rate represents the tax rate change which reduced the tax provision by $1,241,000 due to the recently passed Tax Cut and Jobs Act.  This amount reflects the effect of the rate change on beginning of the year deferred tax balances.

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

Results of Operations:

Sales:

Third fiscal quarter 2018 results include net sales of $387,689,000, which represents an 8.7% increase, or $30,922,000, from the third quarter of fiscal 2017.   The increase in sales is primarily from the acquisition of Truitt during the current year with sales of $28,214,000, a $4,156,000 increase in B&G Foods, Inc. sales, a $2,055,000 increase in Frozen sales partially offset by, a $1,105,000 decrease in Canned Vegetable sales, a $1,241,000 decrease in Canned Fruit sales and a $1,157,000 decrease in Other sales.

Nine months ended December 30, 2017 include net sales of $1,015,086,000, which represents a 3.4% increase, or $33,578,000, from the first nine months of fiscal 2017.  The increase in sales is primarily from the acquisition of Truitt during the current year with sales of $69,352,000, a $12,181,000 increase in Canned Vegetable sales, $7,982,000 increase in Frozen sales, partially offset by a $25,749,000 decrease in B&G Foods, Inc. sales, a $24,035,000 decrease in Canned Fruit sales, a $3,999,000 decrease in Other sales and a $2,154,000 decrease in Snack sales.

The following table presents sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
Canned Vegetables	$226.1	$227.2	$564.8	$552.6
B&G*	37.3	33.2	89.7	115.4
Frozen	27.3	25.3	78.5	70.5
Fruit Products	62.5	63.7	193.1	217.2
Chip Products	2.4	2.4	7.9	10.0
Truitt	28.2	0.0	69.4	0.0
Other	3.9	5.0	11.7	15.8
	$387.7	$356.8	$1,015.1	$981.5

*B&G includes frozen vegetable sales exclusively for B&G.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 30, 2017

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
Gross Margin	7.9%	10.6%	6.3%	9.3%

Selling	2.6%	3.1%	2.8%	2.9%
Administrative	2.5%	2.8%	2.8%	2.9%
Plant Restructuring	0.0%	0.4%	0.0%	0.3%
Other Operating Expense (Income)	0.0%	0.3%	-0.3%	0.1%

Operating Income	2.6%	4.0%	0.9%	3.0%

Interest Expense, Net	1.0%	0.7%	1.1%	0.7%

For the three month period ended December 30, 2017, the gross margin decreased from the prior year quarter from 10.6% to 7.9% due primarily to lower selling prices in the third quarter of 2018. The LIFO charge for the third quarter ended December 30, 2017 which was $1,921,000 as compared to a credit of $5,082,000 for the third quarter ended December 31, 2016 and reflects the impact on the quarter of higher cost increases incurred in fiscal 2018, compared with smaller cost increases to fiscal 2017. On an after-tax basis, LIFO net earnings decreased by $1,249,000 for the quarter ended December 30, 2017 and decreased LIFO net earnings by $3,303,000 for the quarter ended December 31, 2016, based on the historical statutory federal income tax rate.

For the nine month period ended December 30, 2017, the gross margin decreased from the prior year period from 9.3% to 6.3% due primarily to a higher LIFO charge in the current year. The LIFO charge for the nine months ended December 30, 2017 was $21,275,000 as compared to a credit of $2,669,000 for the nine months ended December 31, 2016 and reflects the impact on the nine months of cost increases expected in fiscal 2018, compared to cost decreases in fiscal 2017. On an after-tax basis, LIFO decreased net earnings by $13,829,000 for the nine months ended December 30, 2017 and increased net earnings by $1,732,000 for the nine months ended December 31, 2016, based on the historical statutory federal income tax rate.

For the three month period ended December 30, 2017, selling costs as a percentage of sales decreased from 3.1% to 2.6% for the same period in the prior year. For the nine month period ended December 30, 2017, selling costs as a percentage of sales decreased from 2.9% to 2.8% for the same period in the prior year.

For the three month period ended December 30, 2017, administrative expense as a percentage of sales decreased from 2.8% to 2.5%. For the nine month period ended December 30, 2017, administrative expense as a percentage of sales decreased from 2.9% to 2.8% primarily due to lower employment costs in the current year.

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 30, 2017

Interest expense for the third quarter ended December 30, 2017, as a percentage of sales, increased to 1.0% from 0.7% in third quarter ended December 31, 2016. For the nine month period ended December 30, 2017, interest expense as a percentage of sales increased from 0.7% to 1.1% compared to nine months ended December 31, 2016. During fiscal 2018, overall borrowings and interest rates were higher than the previous year.

Income Taxes:

The effective tax rate was (137.7)% and 34.3% for the nine month periods ended December 30, 2017 and December 31, 2016, respectively. The 172.0 percentage point decrease in the effective tax rate represents the tax rate change which reduced the tax provision by $1,241,000 due to the recently passed Tax Cut and Jobs Act. This amount reflects the effect of the rate change on beginning of the year deferred tax balances.

The Tax Cut and Jobs Act was signed into law on December 22, 2017 and reduced the federal corporate income tax rate from 35% to 21%.

Earnings per Share:

Basic earnings per share were $0.45 and $0.79 for the three months ended December 30, 2017 and December 31, 2016, respectively. Diluted earnings per share were $0.44 and $0.78 for the three months ended December 30, 2017 and December 31, 2016, respectively. Basic earnings per share were $0.04 and $1.58 for the nine months ended December 30, 2017 and December 31, 2016, respectively. Diluted earnings per share were $0.04 and $1.57 for the nine months ended December 30, 2017 and December 31, 2016, respectively. For details of the calculation of these amounts, refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	December 30,	December 31,	March 31,	March 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Working Capital:
Balance	$613,061	$554,462	$541,385	$254,200
Change in Quarter	21,260	(20,677)
Long-Term Debt, Less Current Portion	411,799	343,634	329,138	35,967
Capital Lease Obligations, Less Current Portion	37,447	25,992	34,194	4,988
Total Stockholders' Equity Per Equivalent Common Share (see Note below)	42.91	41.00	42.72	39.40
Stockholders' Equity Per Common Share	43.30	41.53	43.27	39.90
Current Ratio	3.53	3.32	4.05	1.55

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 7 of the Notes to Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K for conversion details.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 30, 2017

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $26,748,000 in the first nine months of fiscal 2018, compared to $9,709,000 in the first nine months of fiscal 2017. The $17,039,000 increase in cash used is primarily attributable to an $125,691,000 increase in inventory in the first nine months of fiscal 2018 as compared to $89,964,000 increase in inventory in the first nine months of fiscal 2017, decreased net earnings of $15,136,000 as previously discussed, and a $5,616,000 decrease in cash provided by income taxes, partially offset by a $40,032,000 increase in cash provided by accounts payable, deferred revenue, accrued expenses and other liabilities, a $1,721,000 decrease in cash used by deferred income taxes and a $2,460,000 increase in cash provided by accounts receivable.

As compared to December 31, 2016, inventory increased $71,257,000 to $770,702,000 at December 30, 2017 (including $16,076,000 increase from the Truitt Bros. Inc. acquisition). The components of the inventory increase reflect a $82,565,000 increase in finished goods, a $14,900,000 increase in work in process and a $26,208,000 decrease in raw materials and supplies. The finished goods increase is primarily due to the Truitt acquisition and reflects higher inventory quantities due to the magnitude and timing of the fiscal year 2018 pack versus fiscal year 2017 pack partially offset by increased sales volume as compared to the prior year. The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $165,114,000 as of the end of the third quarter of 2018 as compared to $151,269,000 as of the end of the third quarter of 2017.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 30, 2017, our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting reported in the Company's Annual Report on Form 10-K for the year ended March 31, 2018 that the Company determined was also present as of  December 30, 2017.

As a result of the control deficiencies identified in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, the Company restated its unaudited quarterly financial information for the fiscal quarters ended December 30, 2017 and December 31, 2016. During the fiscal quarter ended December 30, 2017, there were no changes to the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of			Average Price Paid		Total Number	Maximum Number
	Shares Purchased			per Share		of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A		Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common		Common	Common	Common	Programs	Programs
10/01/2017 – 10/31/2017	16,800	(1)	-	$35.73	$-
11/01/2017 – 11/30/2017	4,950		-	$29.34	$-	4,950
12/01/2017 – 12/31/2017	-		-	$-	$-
Total	21,750		-	$34.27	$-	4,950	1,083,629

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