Form 10-Q
period 2018-09-29
Seneca Foods Corp
filed 2018-11-09
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 2018	Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Company as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at November 2, 2018
Common Stock Class A, $.25 Par	7,808,414
Common Stock Class B, $.25 Par	1,884,191

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 29, 2018	September 30, 2017	March 31, 2018
ASSETS

Current Assets:
Cash and Cash Equivalents	$12,795	$14,940	$15,102
Accounts Receivable, Net	99,799	97,484	66,210
Current Assets Held For Sale	23,148	-	-
Current Assets Held For Sale-Discontinued Operations	23,690	164,834	109,870
Inventories:
Finished Goods	537,050	527,358	388,905
Work in Process	40,355	32,284	41,663
Raw Materials and Supplies	106,492	96,620	116,391
Total Inventories	683,897	656,262	546,959
Refundable Income Taxes	1,466	336	1,142
Other Current Assets	5,443	2,649	1,856
Total Current Assets	850,238	936,505	741,139
Property, Plant and Equipment, Net	242,408	253,682	258,543
Deferred Income Taxes, Net	5,675	-	5,576
Noncurrent Assets Held For Sale-Discontinued Operations	20,641	20,011	20,098
Other Assets	2,938	3,666	3,489
Total Assets	$1,121,900	$1,213,864	$1,028,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$212,111	$224,128	$56,752
Deferred Revenue	9,357	9,468	8,362
Accrued Vacation	11,605	11,239	11,691
Accrued Payroll	10,745	11,828	4,955
Other Accrued Expenses	28,587	29,950	20,834
Current Liabilities Held For Sale	141	-	-
Current Liabilities Held For Sale-Discontinued Operations	16,300	33,399	28,573
Current Portion of Long-Term Debt and Capital Lease Obligations	6,633	7,198	7,468
Total Current Liabilities	295,479	327,210	138,635
Long-Term Debt, Less Current Portion	353,549	387,693	407,733
Capital Lease Obligations, Less Current Portion	30,757	36,371	34,331
Pension Liabilities	26,233	9,220	23,290
Deferred Income Taxes, Net	-	1,480	-
Noncurrent Liabilities Held For Sale	616	-	-
Noncurrent Liabilities Held For Sale-Discontinued Operations	552	8,943	7,964
Other Long-Term Liabilities	4,933	13,440	5,829
Total Liabilities	712,119	784,357	617,782
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	707	719	707
Common Stock, $.25 Par Value Per Share	3,038	3,038	3,038
Additional Paid-in Capital	98,211	98,099	98,161
Treasury Stock, at Cost	(71,135)	(69,195)	(69,556)
Accumulated Other Comprehensive Loss	(25,169)	(11,073)	(25,067)
Retained Earnings	404,129	407,919	403,780
Total Stockholders' Equity	409,781	429,507	411,063
Total Liabilities and Stockholders’ Equity	$1,121,900	$1,213,864	$1,028,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net Sales	$320,660	$327,664	$564,753	$568,839

Costs and Expenses:
Cost of Product Sold	309,652	305,993	536,957	533,667
Selling, General and Administrative	18,355	18,017	36,043	34,782
Plant Restructuring Charge (Income)	845	(25)	883	56
Other Operating Income	(3,359)	(20)	(4,274)	(2,632)
Total Costs and Expenses	325,493	323,965	569,609	565,873
Operating (Loss) Income	(4,833)	3,699	(4,856)	2,966
Earnings From Equity Investment	-	-	-	(21)
Other Income	(1,022)	(1,469)	(2,042)	(2,936)
Interest Expense, Net	3,898	2,900	7,723	5,578
(Loss) Earnings From Continuing Operations Before Income Taxes	(7,709)	2,268	(10,537)	345
Income Taxes (Benefit) Expense From Continuing Operations	(2,075)	825	(2,743)	(465)
(Loss) Earnings From Continuing Operations	(5,634)	1,443	(7,794)	810
Earnings (Loss) From Discontinued Operations (net of income taxes)	14,750	(2,543)	8,155	(2,752)
Net Earnings (Loss)	$9,116	$(1,100)	$361	$(1,942)

Basic (Loss) Earnings per Common Share:
Continuing Operations	$(0.58)	$0.15	$(0.80)	$0.08
Discontinued Operations	1.51	(0.26)	0.83	(0.28)
Net Basic Earnings (Loss) per Common Share	$0.93	$(0.11)	$0.03	$(0.20)

Diluted (Loss) Earnings per Common Share:
Continuing Operations	$(0.58)	$0.15	$(0.80)	$0.08
Discontinued Operations	1.50	(0.26)	0.83	(0.28)
Net Diluted Earnings (Loss) per Common Share	$0.92	$(0.11)	$0.03	$(0.20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Comprehensive income (loss):
Net earnings (loss)	$9,116	$(1,100)	$361	$(1,942)
Change in pension, post retirement benefits and other (net of tax)	51	43	102	102
Total comprehensive income (loss)	$9,167	$(1,057)	$463	$(1,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	September 29, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net (Loss) Earnings From Continuing Operations	$(7,794)	$810
Net Earnings (Loss) From Discontinued Operations (Net of Tax)	8,155	(2,752)

Adjustments to Reconcile Net Earnings (Loss) to Net Cash Used In Operations (Net of Acquisition):
Net Cash Used In Operations (Net of Acquisition):
Depreciation & Amortization	16,086	15,349
(Gain) Loss on the Sale of Assets	(10,115)	(1,591)
Bargain Purchase Gain	-	(1,096)
Provision for Restructuring and Impairment	4,287	56
Earnings From Equity Investment	-	(21)
Deferred Income Tax Benefit	(99)	(2,357)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(25,797)	(34,173)
Inventories	(72,266)	(192,151)
Other Current Assets	(3,226)	1,106
Income Taxes	(324)	2,126
Accounts Payable, Accrued Expenses and Other Liabilities	157,812	196,904
Net Cash Provided By (Used In) Operations	66,719	(17,790)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(20,318)	(13,743)
Cash Paid for Acquisition (Net of Cash Acquired)	-	(14,420)
Proceeds from the Sale of Assets	20,055	1,790
Net Cash Used In Investing Activities	(263)	(26,373)
Cash Flow from Financing Activities:
Long-Term Borrowing	237,304	282,862
Payments on Long-Term Debt and Capital Lease Obligations	(304,777)	(232,706)
Payments on Notes Payable	-	(166)
Other Assets	301	(171)
Purchase of Treasury Stock	(1,579)	(2,696)
Dividends	(12)	(12)
Net Cash (Used In) Provided By Financing Activities	(68,763)	47,111

Net (Decrease) Increase in Cash and Cash Equivalents	(2,307)	2,948
Cash and Cash Equivalents, Beginning of the Period	15,102	11,992
Cash and Cash Equivalents, End of the Period	$12,795	$14,940

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$-	$7,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2018	$707	$3,038	$98,161	$(69,556)	$(25,067)	$403,780
First Quarter FY 2019:
Net loss	-	-	-	-	-	(8,755)
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Change in pension, post retirement benefits, other adjustment (net of tax)	-	-	-	-	(51)	-
Second Quarter FY 2019:
Net earnings	-	-	-	-	-	9,116
Equity incentive program	-	-	25	-	-	-
Preferred stock conversion	-	-	-	-	-	-
Purchase treasury stock	-	-	-	(1,579)	-	-
Change in pension, post retirement benefits, other adjustment (net of tax)	-	-	-	-	(51)	-
Balance September 29, 2018	$707	$3,038	$98,211	$(71,135)	$(25,169)	$404,129

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
September 29, 2018	200,000	1,400,000	37,529	500	20,000,000	10,000,000
Shares outstanding:
September 29, 2018	200,000	807,240	37,529	500	7,808,414	1,884,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

1.          Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of September 29, 2018 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2018 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and six month periods ended September 29, 2018 are not necessarily indicative of the results to be expected for the full year.

During the six months ended September 29, 2018, the Company sold $38,302,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $73,096,000 for the six months ended September 30, 2017. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. Under the new revenue recognition standard discussed in Note 4 below, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers and the Company has the right to payment (prior to physical delivery), which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

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

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

2.            Assets Held For Sale

As of September 29, 2018, the Company has certain operating units in the East that met the criteria to be classifed as held for sale, which requires the Company to present the related assets and liabilities as separate line items in our Condensed Consolidated Balance Sheet.  The Company is required to record the assets held for sale at the lower of carrying value or fair value less costs to sell.  The following table presents information related to the major classes of assets and liabilities that were held for sale in our Condensed Consolidated Balance sheets (in thousands):

Inventories	$13,619
Property, Plant and Equipment (net)	9,529

Current Assets Held For Sale	$23,148

Capital Lease Obligations Current Portion	$141
Current Liabilities Held For Sale	$141

Capital Lease Obligations	$616
Noncurrent Liabilities Held For Sale	$616

3.            Assets and Liabilities Held For Sale Discontinued Operations

On July 13, 2018, the Company executed a nonbinding letter of intent with a perspective buyer of the Modesto facility. On October 9, 2018, the Company closed on the sale of the facility (buildings and land only) to this outside buyer with net proceeds of $63,326,000. Based on its magnitude of revenue to the Company (approximately 15%) and because the Company was exiting the production of canned peaches, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. This business we are exiting is part of the Fruit and Vegetable segment.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

The following table presents information related to the major classes of assets and liabilities of Modesto that are classified as Held For Sale Discontinued Operations in the Company's Consolidated Condensed balance sheets (in thousands):

	September 29,	September 30,	March 31,
	2018	2017	2018
Accounts Receivable	$5,058	$14,813	$12,586
Inventories	18,632	150,021	96,996
Other Current Assets	-	-	288

Current Assets Held For Sale-Discontinued Operations	$23,690	$164,834	$109,870

Other Assets	$1,674	$1,517	$1,616
Property, Plant and Equipment (net)	18,967	18,494	18,482

Noncurrent Assets Held For Sale-Discontinued Operations	$20,641	$20,011	$20,098

Accounts Payable and Accrued Expenses	$16,178	$31,157	$26,226
Long-Term Debt and Capital Leases Current Portion	122	2,242	2,347
Current Liabilities Held For Sale-Discontinued Operations	$16,300	$33,399	$28,573

Long-Term Debt and Capital Lease Obligations	$552	$8,943	$7,964
Noncurrent Liabilities Held For Sale-Discontinued Operations	$552	$8,943	$7,964

The operating results of the discontinued operations that are reflected in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss) from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Net Sales	$10,750	$46,595	$110,049	$86,082

Costs and Expenses:

Cost of Product Sold	13,887	49,319	124,076	88,017
Selling, General and Administrative	218	848	998	1,536
Plant Restructuring Charge (a)	1,714	-	3,496	-
Interest Expense (b)	453	533	1,077	1,072
Total cost and expenses	16,272	50,700	129,647	90,625
Loss From Discontinued Operations Before Income Taxes	(5,522)	(4,105)	(19,598)	(4,543)
Gain on the Sale of Assets and Other Income Before Income Taxes (c) (d)	(24,628)	-	(30,266)	-
Income Tax Expense (Benefit)	4,356	(1,562)	2,513	(1,791)
Net Earnings (Loss) From Discontinued Operations, Net of Tax	$14,750	$(2,543)	$8,155	$(2,752)

(a) Includes $1,653,000 and $1,648,000 of Modesto severance in the three and six month periods of fiscal 2019, respectively.

(b) Includes interest on debt directly related to Modesto including the building mortgage and equipment capital leases and an allocation of the Company's line of credit facility.

(c) Includes a $24,211,000 gain as a result of  LIFO layer liquidations from the disposal of the remaining inventory in the second quarter of 2019.

 (d) Includes $4,975,000 gain on the sale of bins for the six months period.

Supplemental Information on Discontinued Operations:
Capital Expenditures	-	542	3,937	1,268
Depreciation	618	499	1,295	1,092

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

4.	Revenue Recognition

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

Nature of products

We manufacture and sell the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;

•	branded products under our own proprietary brands, primarily on a national basis to retailers;

•	branded products under co-pack agreements to other major branded companies for their distribution; and

•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Disaggregation of revenue

In the following table, segment revenue is disaggregated by product category groups.

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Canned Vegetables	$209.7	$184.9	$371.6	$338.7
B&G*	31.7	68.8	39.0	79.9
Frozen	29.7	24.2	57.8	51.2
Fruit Products	22.3	24.1	43.5	44.5
Chip Products	3.2	3.3	5.2	5.5
Prepared Foods	19.9	19.4	37.3	41.1
Other	4.2	3.0	10.4	7.9
	$320.7	$327.7	$564.8	$568.8

*B&G includes both canned and frozen vegetable sales exclusively for B&G under the Green Giant label.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of September 29, 2018.

Significant Payment Terms

Our customer contracts identify the product, quantity, price, payment and final delivery terms.  Payment terms usually include early pay discounts.  We grant payment terms consistent with industry standards. Although some payment terms may be extended, no terms beyond one year are granted at contract inception.  As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be generally 30 days or less.

Shipping

All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in the cost of sales; this includes shipping and handling costs after control over a product has transferred to a customer.

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

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

Contract balances

Contract asset and liability balances as of September 29, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers.  The Company does have deferred revenue for prepaid case and labeling and storage services which have been collected from B&G for Green Giant bill and hold sales.

Contract Costs

We have identified certain incremental costs to obtain a contract, primarily sales commissions, requiring capitalization under the new standard.  The Company continues to expense these costs as incurred because the amortization period for the costs would have been one year or less.  The Company does not incur significant fulfillment costs requiring capitalization.

Impact of Adoption

Due to the changes in ASC 606, the September 30, 2017 inventory increased $3.9 million and deferred revenue increased $4.2 million. There were no material impacts to the Condensed Consolidated Statement of Cash Flows.  The following table summarizes the impact of our adoption of ASC 606 on a full retrospective basis on selected Condensed Consolidated Statement of Net Earnings (Loss) items.

Condensed Consolidated Statements of Net Earnings (Loss) (in thousands)
	For the Three Months Ended
		September 30, 2017
	As Reported (1)	606 Adjustments	Less Discontinued Operations	As Adjusted
Net sales	$338,470	$35,789	$(46,595)	$327,664
Cost of products sold	321,059	34,253	(49,319)	305,993
Gross profit (loss)	17,411	1,536	2,724	21,671
Operating (loss) income	(1,409)	1,536	3,572	3,699
Loss (earnings) before income taxes	(4,842)	3,005	4,105	2,268
Net loss (earnings) from continuing operations	(2,958)	1,858	2,543	1,443

	For the Six Months Ended
		September 30, 2017
	As Reported (1)	606 Adjustments	Less Discontinued Operations	As Adjusted
Net sales	$627,397	$27,524	$(86,082)	$568,839
Cost of products sold	594,451	27,233	(88,017)	533,667
Gross profit (loss)	32,946	291	1,935	35,172
Operating (loss) income	(796)	291	3,471	2,966
Loss (earnings) before income taxes	(7,425)	3,227	4,543	345
Net loss (earnings) from continuing operations	(3,938)	1,996	2,752	810

(1) These reported amounts for the three and six months ended September 30, 2017 are restated amounts.  See the Company's Annual Report on Form 10-K for the year ended March 31, 2018 which was filed on June 29, 2018 and the amended 10-Q filed September 7, 2018 for more information on the restatement.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

5.	Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $134,953,000 as of the end of the second quarter of fiscal 2019 as compared to $151,096,000 as of the end of the second quarter of fiscal 2018. The change in the LIFO Reserve for the three months ended September 29, 2018 was a net decrease of $9,550,000 as compared to an increase of $10,398,000 (including a decrease of $361,000 related to Discontinued Operations)  for the three months ended September 30, 2017. The current quarter net decrease includes a decrease of $24,211,000 related to the LIFO impact of a gain related to the disposition of Modesto Fruit (reduction in inventory units) which is included in Earnings from Discontinued Operations and is partially offset by an increase of $14,661,000 related to Continuing Operations included in Cost of Product Sold which is primarily due to higher steel costs for the Company's cans and higher pack costs for peas due to reduced yields in the fields.

The change in the LIFO Reserve for the six months ended September 29, 2018 was a net decrease of $10,054,000 as compared to an increase of $17,841,000 (including a decrease of $654,000 related to Discontinued Operations)  for the six months ended September 30, 2017. The year-to-date net decrease includes a decrease of $24,211,000 related to the LIFO impact of gain on sale of Modesto Fruit which is included in Earnings From Discontinued Operations and includes an increase of $14,157,000 related to Continuing Operations included in Cost of Product Sold. This reflects the projected impact of the disposal of Modesto Fruit partially offset by an overall cost increase expected in fiscal 2019 versus fiscal 2018.

6.	Revolving Credit Facility

The Company completed the closing of a new five-year revolving credit facility (“Revolver”) on July 5, 2016. Maximum borrowings under the Revolver total $400,000,000 from April through July and $500,000,000 from August through March.   The Revolver balance as of September 29, 2018 was $242,947,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 5, 2021. The total unused credit availability was $243,500,000 as of September 29, 2018. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The decrease in the reported end of period amount of Revolver borrowings during the first six months of fiscal 2019 compared to the first six months of fiscal 2018 was attributable to Working Capital which is $54,536,000 lower than the same period last year primarily due to the Modesto disposal.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

The following table documents the quantitative data for Revolver borrowings during the second quarter and year-to-date of fiscal 2019 and fiscal 2018:

	Second Quarter		Year-to-Date
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$242,947	$272,609	$242,947	$272,609
Weighted average interest rate	3.73%	2.75%	3.73%	2.75%
Reported during the period:
Maximum amount of borrowings	$242,947	$274,117	$294,062	$274,117
Average outstanding borrowings	$220,917	$244,160	$241,855	$229,235
Weighted average interest rate	3.64%	2.58%	3.56%	2.45%

7.	Stockholders’ Equity

During the six-month period ended September 29, 2018, the Company repurchased 51,867 shares of its Class A Common Stock as Treasury Stock. As of September 29, 2018, there are 2,460,963 shares or $71,135,000 of repurchased stock. These shares are not considered outstanding.

8.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Service Cost	$2,442	$1,981	$4,885	$3,963
Interest Cost	2,243	1,985	4,486	3,971
Expected Return on Plan Assets	(3,596)	(3,482)	(7,192)	(6,967)
Amortization of Prior Service Cost	30	0	60	0
Amortization of Net Gain	303	30	605	60
Net Periodic Benefit Cost	$1,422	$514	$2,844	$1,027

There was no contribution to the pension plan in the three or six month periods ended September 29, 2018 or September 30, 2017.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

9.	Plant Restructuring

The following table summarizes the rollforward of continuing restructuring charges and related asset impairment charges recorded and the accruals established:

	Restructuring Payable
	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2018	$-	$-	$-
First quarter charge	110	-	110
Second quarter charge	841	-	841
Cash payments/write offs	(173)	-	(173)
Balance September 29, 2018	$778	$-	$778

	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2017	$37	$305	$342
First quarter charge	36	36	72
Second quarter credit	-	(33)	(33)
Cash payments/write offs	(73)	(308)	(381)
Balance September 30, 2017	$-	$-	$-

During the quarter ended September 29, 2018, the Company recorded a restructuring charge of $845,000 related to the closing and sale of plants in the East and Northwest of which $841,000 was related to severance cost, and $4,000 which was related to other costs (mostly equipment moves). During the quarter ended June 30, 2018, the Company recorded a restructuring charge of $38,000, related to the closing of plants in the Northwest of which $110,000 was related to severance cost and $20,000 was related to other costs (mostly equipment moves), which was partially offset by an asset impairment correction of $(92,000).

During the six months ended September 30, 2017, the Company recorded a restructuring charge of $56,000 related to the previous closing of a Northwest plant of which $36,000 was related to severance costs..

10.	Other Operating Income and Expense

During the six months ended September 29, 2018, the Company sold unused fixed assets which resulted in a gain of $4,060,000 as compared to a gain of $1,591,000 during the six months ended September 30, 2017. The current year gain was related to the sale of a closed plant in the Midwest. The Company also recorded a bargain purchase gain of $1,096,000 during the six months ended September 30, 2017. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

11.	Recently Issued Accounting Standard

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now commonly referred to as Accounting Standards Codification Topic 606 (“ASC 606”). The FASB issued ASC 606 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. ASC 606 requires the recognition of revenue when control of performance obligations as stipulated in the contracts, is transferred to a customer for an amount that reflects the consideration the entity expects to receive in exchange for promised goods and services.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

The Company adopted ASC 606 as of April 1, 2018, utilizing the full retrospective method of transition, which requires a restatement of each prior reporting period presented. In adopting ASC 606, the Company used the practical expedient where the transaction price allocated to the remaining performance obligations before the date of the initial application is not disclosed. The Company implemented new policies, processes and systems to enable both the preparation of financial information and internal controls over financial reporting in connection with its adoption of ASC 606. The primary impact of adopting ASC 606 on the Company’s 2019 and 2018 revenue was to report the product sales to B&G as bill and hold sales, but deferring a small portion of the sale for future case and labeling services along with storage services.  See Note 4 for more information.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual periods beginning after December 15, 2018. We currently expect to adopt ASU 2016-02 as of April 1, 2019, under the modified prospective method.  Our evaluation of ASU 2016-02 is ongoing and not complete.  The Company believes that the new standard will have a material impact on its consolidated balance sheet due to the recognition of ROU assets and liabilities for the Company’s operating leases but it will not have a material impact on its statement of operations or liquidity.  We expect our accounting for capital leases to remain substantially unchanged. The ASU also will require disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Our leasing activity is primarily related to buildings and equipment.  The Company is continuing to evaluate potential impacts to its consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-01 ("ASU 2017-01"), Business Combinations (Topic 805): Clarifying the Definition of a Business which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted for transactions which occur before the issuance or effective date of the amendments, only when the transaction has not been reported in the financial statements that have been issued or made available for issuance. ASU 2017-01 is to be applied on a prospective basis. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

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

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended September 29, 2018.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

12.	(Loss) Earnings per Common Share From Continuing Operations

(Loss) earnings per share for the quarters ended September 29, 2018 and September 30, 2017 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except share amounts)	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Basic

(Loss) earnings from continuing operations	$(5,634)	$1,443	$(7,794)	$810
Deduct preferred stock dividends paid	6	6	12	12

Undistributed (loss) earnings from continuing operations	(5,640)	1,437	(7,806)	798
(Loss) earnings from continuing operations attributable to participating preferred	(22)	6	(30)	4

(Loss) earnings from continuing operations attributable to common shareholders	$(5,618)	$1,431	$(7,776)	$794

Weighted average common shares outstanding	9,729	9,803	9,729	9,803

Basic (loss) earnings per common share from continuing operations	$(0.58)	$0.15	$(0.80)	$0.08

Diluted

(Loss) earnings from continuing operations attributable to common shareholders	$(5,618)	$1,431	$(7,776)	$794
Add dividends on convertible preferred stock	-	5	-	10

(Loss) earnings from continuing operations attributable to common stock on a diluted basis	$(5,618)	$1,436	$(7,776)	$804

Weighted average common shares outstanding-basic	9,729	9,803	9,729	9,803
Additional shares issued related to the equity compensation plan	-	2	-	2
Additional shares to be issued under full conversion of preferred stock	-	67	-	67

Total shares for diluted	9,729	9,872	9,729	9,872

Diluted (loss) earnings per common share from continuing operations	$(0.58)	$0.15	$(0.80)	$0.08

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 29, 2018

13.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $354,397,000 and an estimated fair value of $354,304,000 as of September 29, 2018. As of March 31, 2018, the carrying amount was $409,396,000 and the estimated fair value was $408,942,000. Capital lease obligations, including current portion had a carrying amount of $37,300,000 and an estimated fair value of $34,095,000 as of September 29, 2018. As of March 31, 2018, the carrying amount was $40,137,000 and the estimated fair value was $37,287,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

14.	Income Taxes

The effective tax rate from continuing operations was 26.0% and (134.8)% for the six month periods ended September 29, 2018 and September 30, 2017, respectively. Of the 160.8 percentage point increase in the effective tax rate, the change in the income tax rate resulting from the Tax Cuts and Jobs Act accounts for a 14% decrease.  The significant increases in the effective tax rate for 2018 include the following.  The effect of the bargain purchase gain and the outside basis difference write-off for the purchase of Truitt Brothers.  These items account for a 167.1% increase in the tax rate in 2019 compared to 2018.

15.	Subsequent Events

On October 9, 2018, the Company completed the sale of its Modesto facility with net proceeds of $63,326,000 and is expecting a gain on the transaction of approximately $53,864,000 before income taxes.

On November 5, 2018, the Company amended the Farm Credit term loan.  The amendment lowered the variable interest rate for this loan by 0.10%.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

September 29, 2018

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

On February 16, 2018, the Company announced production at its fruit (primarily peaches) processing plant in Modesto, California will cease prior to the 2018 production season.  During the second fiscal quarter of 2019, the Company sold and transferred most of the remaining inventory in the facility and completed most of the labeling and casing required to PCP for the fruit inventory sold to them in the first quarter.  The Company continued to ready the building and equipment for sale.  The Modesto operations have met the requirements (approximately a 15% reduction in revenue and a strategic shift away from producing peaches) for discontinued operations and those operations have been presented as such in these financial statements.   Subsequent to the date of these financial statements, the building and the land was sold to an unrelated third party for net proceeds of $63,326,000 and the Company is expecting to auction off the equipment in the third quarter. See note 3 Discontinued Operations for more details.

The Company’s raw product is harvested mainly between June through November.

Results of Operations

Sales:

The second fiscal quarter 2019 results include net continuing sales of $320,660,000, which represents a 2.1% decrease, or $7,004,000, from the second quarter of fiscal 2017.  The net decrease in sales is a sales volume decrease of $9,950,000 partially offset by higher selling prices/sales mix of $2,946,000. The decrease in sales is primarily from a $37,088,000 decrease in B&G Foods, Inc. sales, a $1,844,000 decrease in other Canned Fruit sales partially offset by a $24,797,000 increase in Canned Vegetable sales, a $5,548,000 increase in Frozen sales a $1,214,000 increase in Other sales and a $433,000 increase in Prepared Food sales.

The first half of fiscal 2019 results include net continuing sales of $564,753,000, which represents a 0.7% decrease, or $4,086,000, from the first half of fiscal 2018.  The net decrease in sales is a sales volume decrease of $18,824,000 partially offset by higher selling prices/sales mix of $14,738,000. The decrease in sales is primarily from a $40,901,000 decrease in B&G Foods, Inc. sales, a $3,894,000 decrease in Prepared Food sales, a $1,136,000 decrease in other Canned Fruit sales, partially offset by a $32,947,000 increase in Canned Vegetable sales, a $6,656,000 increase in Frozen sales and a $2,567,000 increase in Other sales.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

September 29, 2018

The following table presents continuing sales by product category (in millions):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Canned Vegetables	$209.7	$184.9	$371.6	$338.7
B&G*	31.7	68.8	39.0	79.9
Frozen	29.7	24.2	57.8	51.2
Fruit Products	22.3	24.1	43.5	44.6
Chip Products	3.2	3.3	5.2	5.4
Prepared Foods	19.9	19.4	37.3	41.1
Other	4.2	3.0	10.4	7.9
	$320.7	$327.7	$564.8	$568.8

*B&G includes canned and frozen vegetable sales exclusively for B&G.

Operating Income:

The following table presents components of continuing operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gross Margin	3.4%	6.6%	4.9%	6.2%

Selling	2.7%	2.6%	2.9%	2.9%
Administrative	3.0%	2.9%	3.4%	3.2%
Plant Restructuring	0.3%	0.0%	0.2%	0.0%
Other Operating (Income) Expense	-1.0%	0.0%	-0.8%	-0.5%

Operating (Loss) Income	-1.5%	1.1%	-0.9%	0.5%

Interest Expense, Net	1.2%	0.9%	1.4%	1.0%

For the three month period ended September 29, 2018, the gross margin decreased from the prior year quarter from 6.6% to 3.4% due primarily to lower volume and cost increases in the second quarter of 2019 and a higher LIFO charge. The LIFO charge for continuing operations for the second quarter ended September 29, 2018 was $14,661,000 as compared to a charge of $10,759,000 for the second quarter ended September 30, 2017 and reflects the impact on the quarter of higher cost increases for steel and lower yields with peas incurred in fiscal 2019, compared with smaller cost increases to fiscal 2018. On an after-tax basis, LIFO net earnings decreased by $10,996,000 for the quarter ended September 29, 2018 and decreased LIFO net earnings by $6,993,000 for the quarter ended September 30, 2017, based on the historical statutory federal income tax rate.

For the six month period ended September 29, 2018, the gross margin decreased from the prior year period from 6.2% to 4.9% due primarily to lower volume and cost increases, partially offset by a lower LIFO charge in the current year. The LIFO charge for from continuing operations for the first half ended September 29, 2018 which was $14,157,000 as compared to a charge of $18,495,000 for the first half ended September 30, 2017 and reflects the impact on the quarter of lower cost increases incurred in fiscal 2019, compared with smaller cost increases to fiscal 2018. On an after-tax basis, LIFO net earnings increased by $10,618,000 for the first half ended September 29, 2018 and decreased LIFO net earnings by $12,022,000 for the first half ended September 30, 2017, based on the historical statutory federal income tax rate.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

September 29, 2018

For the three month period ended September 29, 2018, selling costs as a percentage of sales increased from 2.6% to 2.7% compared to the prior year. For the six month period ended September 29, 2018, selling costs as a percentage of sales remained the same at 2.9% compared to the prior year.

For the three month period ended September 29, 2018, administrative expense as a percentage of sales increased from 2.9% to 3.0%. For the six month period ended September 29, 2018, administrative expense as a percentage of sales increased from 3.2% to 3.4%. This is primarily due to lower sales during the quarter and six months compared to same periods in the prior year and the fixed nature of these administrative costs.

During the six months ended September 29, 2018, the Company sold unused fixed assets which resulted in a gain of $4,060,000 as compared to a gain of $1,591,000 during the six months ended September 30, 2017. The current year gain was related to the sale of a closed plant in the Midwest. The Company recorded a bargain purchase gain of $1,096,000 during the six months ended September 30, 2017. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the first quarter ended September 29, 2018, as a percentage of sales, increased to 1.2% from 0.9% in second quarter ended September 30, 2017. Interest expense for the six months ended September 29, 2018, as a percentage of sales, increased to 1.4% from 1.0% in second quarter ended September 30, 2017. During fiscal 2019, overall borrowings and interest rates were higher than the previous year.

Income Taxes:

The effective tax rate from continuing operations was 26.0% and (134.8)% for the six month periods ended September 29, 2018 and September 30, 2017, respectively. Of the 160.8 percentage point increase in the effective tax rate, the change in the income tax rate resulting from the Tax Cuts and Jobs Act accounts for a 14% decrease.  The significant increases in the effective tax rate for 2018 include the following.  The effect of the bargain purchase gain and the outside basis difference write-off for the purchase of Truitt Brothers.  These items account for a 167.1% increase in the tax rate in 2019 compared to 2018.

  (Loss) per Share:

Continuing basic and diluted (loss) earnings per share were $(0.58) and $0.15 for the three months ended September 29, 2018 and September 30, 2017, respectively. Continuing basic and diluted (loss) earnings per share were $(0.80) and $0.08 for the six months ended September 29, 2018 and September 30, 2017, respectively. For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

September 29, 2018

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	September 29,	September 30,	March 31,	March 31,
	2018	2017	2018	2017
Working Capital:
Balance	$554,759	$609,295	$602,504	$555,993
Change in Quarter	55,783	41,981
Long-Term Debt, Less Current Portion	353,549	387,693	407,733	329,138
Capital Lease Obligations, Less Current Portion	30,757	36,371	34,331	34,194
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	41.82	43.53	41.66	43.63
Stockholders' Equity Per Common Share	42.20	43.94	42.05	44.20
Current Ratio	2.88	2.86	5.35	5.20

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 8 of the Notes to Consolidated Financial Statements of the Company’s 2018 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $66,719,000 in the first six months of fiscal 2019, compared to net cash used by operating activities of $17,790,000 in the first six months of fiscal 2018. The $84,509,000 increase in cash provided is primarily attributable to a $119,885,000 decrease in cash used for inventory in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018, which includes a $55,800,000 sale of Fruit inventory to PCP, in the first quarter partially offset by a $4,332,000 decrease in cash provided by other current assets, a $2,450,000 decrease in cash provided by income taxes, and a $39,092,000 decrease in cash provided by accounts payable, accrued expenses and other liabilities a $8,376,000 decrease in cash used by accounts receivable, and an increased net earnings of $2,303,000.

As compared to September 30, 2017, inventory increased $27,635,000 to $683,897,000 at September 29, 2018 (including a $55,800,000 decrease from the Pacific Coast Producers inventory sale). The components of the inventory increase reflect a $9,692,000 increase in finished goods, a $8,071,000 increase in work in process and a $9,872,000 increase in raw materials and supplies. The finished goods increase reflects higher inventory quantities attributable to the higher calendar year 2018 pack versus the calendar year 2017 pack partially offset by the $55,800,000 inventory sale to PCP. The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $134,953,000 as of the end of the second quarter of 2019 as compared to $151,096,000 as of the end of the second quarter of 2018.

Cash used in investing activities was $263,000 in the first six months of fiscal 2019 compared to cash used in investing activities of $26,373,000 in the first six months of fiscal 2018. Additions to property, plant and equipment were $20,318,000 in the first six months of fiscal 2019 as compared to $13,743,000 in first six months of fiscal 2018. The Company received proceeds from the sale of assets of $20,055,000 in the first six months of fiscal 2019 as compared to $1,790,000 in the first six months of fiscal 2018. In April 2017, the Company acquired the other 50% of Truitt Bros., Inc. for $14,420,000 (net of cash acquired).

Cash provided used in financing activities was $68,763,000 in the first six months of fiscal 2019, which included borrowings of $237,304,000 and the repayment of $304,777,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility (“Revolver”). Other than borrowings under the Revolver, there was no new long-term debt during the first six months of fiscal 2018 other than the $13,470,000 acquired via the acquisition of Truitt Bros., Inc. of which $3,515,000 was paid off immediately. The Company repurchased $1,579,000 and $2,696,000 of stock during the second quarter of fiscal year 2019 and 2018, respectively.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

September 29, 2018

The Company entered into a five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021. The total unused credit availability was $243,500,000 as of September 29, 2018. The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of September 29, 2018, the interest rate was approximately 3.73% on a balance of $242,947,000. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At September 29, 2018, the Company was in compliance with all such financial covenants.

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

(Unaudited)

September 29, 2018

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

Critical Accounting Policies

During the six months ended September 29, 2018, the Company sold $38,302,000 of Green Giant finished goods inventory to B&G Foods North America (“B&G”) for cash, on a bill and hold basis, as compared to $73,096,000 for the six months ended September 30, 2017. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. Under the new revenue recognition standard, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers and the Company has the right to payment (prior to physical delivery), which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 29, 2018, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

During the three months ended September 29, 2018, management completed it remediation plan related to the previously reported material weakness in the Company's internal control over financial reporting related to revenue recognition with respect to bill and hold transactions.  Management completed its testing of the additional controls instituted during the second fiscal quarter.  There were no other changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to footnote 14 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2018 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of			Average Price Paid		Total Number	Maximum Number
	Shares Purchased			per Share		of Shares	(or Approximate
						Purchased as	Dollar Value) or
						Part of Publicly	Shares that May
						Announced	Yet Be Purchased
	Class A		Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common		Common	Common	Common	Programs	Programs
7/01/2018 –
7/31/2018	15,400	(1)	-	$28.93	$-	-
8/01/2018 –
8/31/2018	13,501		-	$29.28	$-	13,501
9/01/2018 –
9/30/2018	22,966		-	$32.17	$-	22,966
Total	51,867		-	$30.45	$-	36,467	1,029,691

Note 1: These shares were purchased by the Company in open market transactions for the intended use by the trustees of Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

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

101

The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the three months ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net loss, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders’ equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
(Company)

/s/Kraig H. Kayser
November 9, 2018
Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
November 9, 2018
Timothy J. Benjamin
Chief Financial Officer