Form 10-Q
period 2018-12-29
Seneca Foods Corp
filed 2019-02-01
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 29, 2018	Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Company as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code	315/926-8100

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

Yes ☑ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☑

If an emerging growth company, indicate by checkmark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 25, 2019
Common Stock Class A, $.25 Par	7,700,102
Common Stock Class B, $.25 Par	1,874,901

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 29, 2018	December 30, 2017	March 31, 2018
ASSETS

Current Assets:
Cash and Cash Equivalents	$12,828	$13,122	$15,102
Accounts Receivable, Net	82,892	58,743	66,210
Current Assets Held For Sale	20,339	-	-
Current Assets Held For Sale-Discontinued Operations	12,063	137,228	109,870
Inventories:
Finished Goods	434,713	462,779	388,905
Work in Process	33,888	39,541	41,663
Raw Materials and Supplies	107,334	81,913	116,391
Total Inventories	575,935	584,233	546,959
Refundable Income Taxes	1,422	2,222	1,142
Other Current Assets	4,520	2,815	1,856
Total Current Assets	709,999	798,363	741,139
Property, Plant and Equipment, Net	246,014	253,755	258,543
Deferred Income Taxes, Net	1,417	-	5,576
Noncurrent Assets Held For Sale-Discontinued Operations	1,739	20,182	20,098
Other Assets	2,890	3,556	3,489
Total Assets	$962,059	$1,075,856	$1,028,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$93,586	$87,777	$56,752
Deferred Revenue	6,829	9,698	8,362
Accrued Vacation	11,404	11,014	11,691
Accrued Payroll	5,350	5,154	4,955
Other Accrued Expenses	22,194	24,923	20,834
Current Liabilities Held For Sale	142	-	-
Current Liabilities Held For Sale-Discontinued Operations	8,697	20,647	28,573
Current Portion of Long-Term Debt and Capital Lease Obligations	320,579	7,394	7,468
Total Current Liabilities	468,781	166,607	138,635
Long-Term Debt, Less Current Portion	10,715	404,877	407,733
Capital Lease Obligations, Less Current Portion	29,730	35,804	34,331
Pension Liabilities	27,356	7,106	23,290
Deferred Income Taxes, Net	-	2,896	-
Noncurrent Liabilities Held For Sale	593	-	-
Noncurrent Liabilities Held For Sale-Discontinued Operations	-	8,565	7,964
Other Long-Term Liabilities	4,851	13,447	5,829
Total Liabilities	542,026	639,302	617,782
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	707	707	707
Common Stock, $.25 Par Value Per Share	3,038	3,038	3,038
Additional Paid-in Capital	98,236	98,136	98,161
Treasury Stock, at Cost	(74,896)	(69,941)	(69,556)
Accumulated Other Comprehensive Loss	(25,186)	(11,023)	(25,067)
Retained Earnings	418,134	415,637	403,780
Total Stockholders' Equity	420,033	436,554	411,063
Total Liabilities and Stockholders’ Equity	$962,059	$1,075,856	$1,028,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017

Net Sales	$372,238	$354,894	$936,991	$923,733

Costs and Expenses:
Cost of Product Sold	374,334	326,116	911,291	859,783
Selling, General and Administrative	19,389	19,202	55,432	53,984
Plant Restructuring Charge	1,396	101	2,279	157
Other Operating Loss (Income)	776	17	(3,498)	(2,615)
Total Costs and Expenses	395,895	345,436	965,504	911,309
Operating (Loss) Income	(23,657)	9,458	(28,513)	12,424
Earnings From Equity Investment	-	-	-	(21)
Other Income	(607)	(1,658)	(2,649)	(4,594)
Interest Expense, Net	3,864	3,475	11,587	9,053
(Loss) Earnings From Continuing Operations Before Income Taxes	(26,914)	7,641	(37,451)	7,986
Income Taxes (Benefit) From Continuing Operations	(6,874)	(1,245)	(9,617)	(1,710)
(Loss) Earnings From Continuing Operations	(20,040)	8,886	(27,834)	9,696
Earnings (Loss) From Discontinued Operations (net of income taxes)	34,056	(1,157)	42,211	(3,909)
Net Earnings	$14,016	$7,729	$14,377	$5,787

Basic (Loss) Earnings per Common Share:
Continuing Operations	$(2.07)	$0.91	$(2.86)	$0.98
Discontinued Operations	3.52	(0.12)	4.34	(0.40)
Net Basic Earnings (Loss) per Common Share	$1.45	$0.79	$1.48	$0.58

Diluted (Loss) Earnings per Common Share:
Continuing Operations	$(2.07)	$0.90	$(2.86)	$0.98
Discontinued Operations	3.50	(0.12)	4.31	(0.40)
Net Diluted Earnings (Loss) per Common Share	$1.43	$0.78	$1.45	$0.58

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017

Comprehensive income:
Net earnings	$14,016	$7,729	$14,377	$5,787
Change in pension, post retirement benefits and other (net of tax)	17	50	119	152
Total	$14,033	$7,779	$14,496	$5,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	December 29, 2018	December 30, 2017
Cash Flows from Operating Activities:
Net (Loss) Earnings From Continuing Operations	$(27,834)	$9,696
Net Earnings (Loss) From Discontinued Operations (Net of Tax)	42,211	(3,909)

Adjustments to Reconcile Net (Loss) Earnings to
Net Cash Used In Operations (Net of Acquisition):
Depreciation & Amortization	23,550	23,112
Gain on the Sale of Assets	(55,863)	(1,590)
Bargain Purchase Gain	-	(1,078)
Provision for Restructuring and Impairment	6,537	157
Earnings From Equity Investment	-	(21)
Deferred Income Tax (Benefit)	4,159	(988)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,537)	11,891
Inventories	52,836	(99,839)
Other Current Assets	(8,353)	954
Income Taxes	(280)	240
Accounts Payable, Accrued Expenses and Other Liabilities	15,004	34,627
Net Cash Provided By (Used In) Operations	46,430	(26,748)
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(30,468)	(21,120)
Cash Paid for Acquisition (Net of Cash Acquired)	-	(14,420)
Proceeds from the Sale of Assets	84,975	1,841
Net Cash Used In (Provided By) Investing Activities	54,507	(33,699)
Cash Flows from Financing Activities:
Long-Term Borrowing	419,102	438,730
Payments on Long-Term Debt and Capital Lease Obligations	(517,187)	(373,298)
Payments on Notes Payable	-	(166)
Other Assets	226	(235)
Purchase of Treasury Stock	(5,340)	(3,442)
Dividends	(12)	(12)
Net Cash (Used In) Provided By Financing Activities	(103,211)	61,577

Net (Decrease) Increase in Cash and Cash Equivalents	(2,274)	1,130
Cash and Cash Equivalents, Beginning of the Period	15,102	11,992
Cash and Cash Equivalents, End of the Period	$12,828	$13,122

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Capital Lease Obligations	$258	$8,381
Silgan Payable	$-	$8,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
Balance March 31, 2018	$707	$3,038	$98,161	$(69,556)	$(25,067)	$403,780
First Quarter FY 2019:
Net loss	-	-	-	-	-	(8,755)
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Change in pension, post retirement benefits, other adjustment (net of tax)	-	-	-	-	(51)	-
Second Quarter FY 2019:
Net earnings	-	-	-	-	-	9,116
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(1,579)	-	-
Change in pension, post retirement benefits, other adjustment (net of tax)	-	-	-	-	(51)	-
Third Quarter FY 2019:
Net earnings	-	-	-	-	-	14,016
Cash dividends paid on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(3,761)	-	-
Change in pension, post retirement benefits, other adjustment (net of tax)	-	-	-	-	(17)	-
Balance December 29, 2018	$707	$3,038	$98,236	$(74,896)	$(25,186)	$418,134

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
December 29, 2018	200,000	1,400,000	37,529	500	20,000,000	10,000,000
Shares outstanding:
December 29, 2018	200,000	807,240	37,529	500	7,700,102	1,874,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 29, 2018 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2018 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and nine month periods ended December 29, 2018 are not necessarily indicative of the results to be expected for the full year.

During the nine months ended December 29, 2018, the Company sold on a gross basis including case and labeling and future warehousing of $65,741,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $112,768,000 for the nine months ended December 30, 2017. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. Under the new revenue recognition standard discussed in Note 4 below, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers and the Company has the right to payment (prior to physical delivery), which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

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

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

2.	Assets Held For Sale

As of December 29, 2018, the Company has certain operating units in the East that met the criteria to be classifed as held for sale, which requires the Company to present the related assets and liabilities as separate line items in our Condensed Consolidated Balance Sheet. The Company is required to record the assets held for sale at the lower of carrying value or fair value less costs to sell. The following table presents information related to the major classes of assets and liabilities that were held for sale in our Condensed Consolidated Balance sheets (in thousands):

Inventories	$10,539
Property, Plant and Equipment (net)	9,800

Current Assets Held For Sale	$20,339

Capital Lease Obligations Current Portion	$142
Current Liabilities Held For Sale	$142

Capital Lease Obligations	$593
Noncurrent Liabilities Held For Sale	$593

3.	Discontinued Operations

On July 13, 2018, the Company executed a nonbinding letter of intent with a perspective buyer of the Modesto facility. On October 9, 2018, the Company closed on the sale of the facility to this outside buyer with net proceeds of $63,326,000. Based on its magnitude of revenue to the Company (approximately 15%) and because the Company was exiting the production of peaches, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. This business we are exiting is part of the Fruit and Vegetable segment.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

The following table presents information related to the major classes of assets and liabilities of Modesto that are classified as Held For Sale-Discontinued Operations in the Company's Consolidated Condensed balance sheets (in thousands):

	December 29	December 30	March 31
	2018	2017	2018
Accounts Receivable	$1,441	$7,490	$12,586
Inventories	4,645	129,738	96,996
Other Current Assets	5,977	-	288

Current Assets Held For Sale-Discontinued Operations	$12,063	$137,228	$109,870

Other Assets	$1,739	$1,574	$1,616
Property, Plant and Equipment (net)	-	18,608	18,482

Noncurrent Assets Held For Sale-Discontinued Operations	$1,739	$20,182	$20,098

Accounts Payable and Accrued Expenses	$8,697	$18,338	$26,226
Long-Term Debt and Capital Leases Current Portion	-	2,309	2,347
Current Liabilities Held For Sale-Discontinued Operations	$8,697	$20,647	$28,573

Long-Term Debt and Capital Lease Obligations	$-	$8,565	$7,964
Noncurrent Liabilities Held For Sale-Discontinued Operations	$-	$8,565	$7,964

The operating results of the discontinued operations that are reflected in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss) from discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017

Net Sales	$1,644	$37,547	$111,693	$123,629

Costs and Expenses:

Cost of Product Sold	5,796	36,280	129,872	124,297
Selling, General and Administrative	137	910	1,135	2,446
Plant Restructuring Charge (a)	854	-	4,350	-
Interest (Income) Expense (b)	-	537	1,077	1,609
Total cost and expenses	6,787	37,727	136,434	128,352
Loss From Discontinued Operations Before Income Taxes	(5,143)	(180)	(24,741)	(4,723)
Gain on the Sale of Assets Before Income Taxes (c) (d) (e)	(50,411)	-	(80,677)	-
Income Tax Expense (Benefit)	11,212	977	13,725	(814)
Net Earnings (Loss) From Discontinued Operations, Net of Tax	$34,056	$(1,157)	$42,211	$(3,909)

(a)	Includes $278,000 and $3,579,000 of Modesto severance in the three and nine month periods of fiscal 2019, respectively.
(b)	Includes interest on debt directly related to Modesto including the building mortgage and equipment leases and an allocation of the Company's line of credit facility.
(c)	Includes a $24,211,000 gain as a result of LIFO layer liquidations from the disposal of the inventory for nine months.
(d)	Includes $50,411,000 and $51,491,000 gain on the sale of Modesto plant and equipment in the three and nine month periods of fiscal 2019, respectively.
(e)	Includes a $4,975,000 gain on the sale of bins for the nine months period.

Supplemental Information on Discontinued Operations (in thousands):
Capital Expenditures	-	621	3,937	1,889
Depreciation	7	491	1,302	1,583

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

4.	Revenue Recognition

The Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) as of April 1, 2018, utilizing the full retrospective method of transition, which requires a restatement of each prior reporting period presented. The Company implemented new policies, processes and systems to enable both the preparation of financial information and internal controls over financial reporting in connection with its adoption of ASC 606. The updated accounting policy for revenue recognition follows:

Nature of products

We manufacture and sell the following:
•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;

•	branded products under our own proprietary brands, primarily on a national basis to retailers;

•	branded products under co-pack agreements to other major branded companies for their distribution; and

•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Disaggregation of revenue

In the following table, segment revenue is disaggregated by product category groups (in millions).

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Canned Vegetables	$259.5	$224.4	$631.1	$563.2
B&G*	27.7	42.1	66.7	121.9
Frozen	29.7	29.0	87.5	80.1
Fruit Products	27.2	24.9	70.7	69.5
Chip Products	2.5	2.4	7.7	7.9
Prepared Foods	22.0	28.2	59.2	69.4
Other	3.6	3.9	14.1	11.7
	$372.2	$354.9	$937.0	$923.7

*B&G includes both canned and frozen vegetable sales exclusively for B&G under the Green Giant label.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

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

Revenue recognition is completed primarily at a point in time basis when product control is transferred to the customer. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time.

Customer contracts generally do not include more than one performance obligation. When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price. The standalone selling price for each distinct good is generally determined by directly observable data.

The performance obligations in our contracts are generally satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations for labeling and storage as of December 29, 2018 which is included in deferred revenue.

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

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

Contract balances

Contract asset and liability balances as of December 29, 2018 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers. The Company does have deferred revenue for prepaid case and labeling and storage services which have been collected from B&G for Green Giant bill and hold sales.

Contract Costs

We have identified certain incremental costs to obtain a contract, primarily sales commissions, requiring capitalization under the new standard. The Company continues to expense these costs as incurred because the amortization period for the costs would have been one year or less. The Company does not incur significant fulfillment costs requiring capitalization.

Impact of Adoption

Due to the changes in ASC 606, the December 30, 2017 inventory decreased $3.9 million and deferred revenue decreased $4.2 million. There were no material impacts to the Condensed Consolidated Statement of Cash Flows. The following table summarizes the impact of our adoption of ASC 606 on a full retrospective basis on selected Condensed Consolidated Statement of Net Earnings items.

Condensed Consolidated Statements of Net Earnings (Loss) (in thousands)

	For the Three Months Ended
	December 30, 2017
	As Reported (1)	606 Adjustments	Less Discontinued Operations	As Adjusted
Net sales	$387,689	$4,752	$(37,547)	$354,894
Cost of products sold	357,188	5,208	(36,280)	326,116
Gross profit (loss)	30,501	(456)	(1,267)	28,778
Operating income (loss)	10,271	(456)	(357)	9,458
Earnings before income taxes	6,259	1,202	180	7,641
Net earnings from continuing operations	4,377	3,352	1,157	8,886

	For the Nine Months Ended
	December 30, 2017
	As Reported (1)	606 Adjustments	Less Discontinued Operations	As Adjusted
Net sales	$1,015,086	$32,276	$(123,629)	$923,733
Cost of products sold	951,639	32,441	(124,297)	859,783
Gross profit (loss)	63,447	(165)	668	63,950
Operating income (loss)	9,475	(165)	3,114	12,424
(Earnings) loss before income taxes	(1,166)	4,429	4,723	7,986
Net earnings from continuing operations	439	5,348	3,909	9,696

(1) These reported amounts for the three and nine months ended December 30, 2017 are restated amounts.  See the Company's Annual Report on Form 10-K for the year ended March 31, 2018 which was filed on June 29, 2018 and the amended 10-Q filed September 7, 2018 for more information on the restatement.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

5.	Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $160,727,000 as of the end of the third quarter of fiscal 2019 as compared to $152,091,000 as of the end of the third quarter of fiscal 2018. The change in the LIFO Reserve for the three months ended December 29, 2018 was an increase of $25,776,000 as compared to an increase of $994,000 (including a decrease of $274,000 related to discontinued operations) for the three months ended December 30, 2017.

The change in the LIFO Reserve for the nine months ended December 29, 2018 was an increase of $15,722,000 as compared to an increase of $18,835,000 for the nine months ended December 30, 2017 (including a decrease of $928,000 related to discontinued operations). The year-to-date increase includes a decrease of $24,211,000 related to the LIFO impact for the gain on sale of Modesto Fruit which is included in Other Operating Income under Discontinued Operations and it includes an increase of $39,933,000 related to Continuing Operations included in Cost of Product Sold. This reflects the projected impact of the disposal of Modesto Fruit which was entirely offset by an overall cost increase expected for continuing operations in fiscal 2019 versus fiscal 2018.

6.	Revolving Credit Facility

The Company has a five-year revolving credit facility (“Revolver”) with maximum borrowings totaling $400,000,000 from April through July and $500,000,000 from August through March and the Revolver matures on July 5, 2021. The Revolver balance as of December 29, 2018 was $214,161,000 and is included in Current Portion of Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet . The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The Company also has a $100 million unsecured term loan with Farm Credit which was in violation of an interest ratio covenant requirement at the balance sheet date, but the Company obtained a waiver for the quarter ended December 29, 2018. A more restrictive covenant must be met at March 31, 2019 and it is probable that the Company will fail to meet that requirement at that date as well unless an additional waiver or amendment is obtained. Therefore, the Company concluded that the Farm Credit term loan, as of December 29, 2018, should be classified as a current liability.  In addition, the Revolver agreement contains a cross-default provision. The Revolver agreement has triggered an event of default as of December 29, 2018, due to the Farm Credit loan default. A waiver was obtained from the lender to provide temporary relief of default as of this measurement date. However, the Company believes that it is probable that the Revolver will be in default as of March 31, 2019 given the likelihood of a Farm Credit default again thus triggering a cross-default. Therefore, the Company concluded that the Revolver should be classified as a current liability as of December 29, 2018.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

The decrease in the reported end of period amount of Revolver borrowings during the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 was attributable to Working Capital which is $390,538,000 ($181,953,000 excluding the Revolver reclassification to current) lower than the same period last year due to the Modesto disposal, partially offset by a net loss in the last twelve months ended December 29, 2018.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date of fiscal 2019 and fiscal 2018:

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$214,161	$290,196	$214,161	$290,196
Weighted average interest rate	4.02%	3.04%	4.02%	3.04%
Reported during the period:
Maximum amount of borrowings	$242,947	$296,088	$294,062	$296,088
Average outstanding borrowings	$192,323	$280,960	$225,345	$246,414
Weighted average interest rate	3.86%	2.82%	3.64%	2.59%

7.	Stockholders’ Equity

During the nine-month period ended December 29, 2018, the Company repurchased 160,179 shares of its Class A Common Stock and 9,290 of Class B Common Stock as Treasury Stock. As of December 29, 2018, there are 2,578,565 shares or $74,896,000 of repurchased stock. These shares are not considered outstanding.

8.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(In thousands)
Service Cost	$1,831	$1,981	$6,716	$5,944
Interest Cost	2,362	1,985	6,848	5,956
Expected Return on Plan Assets	(3,593)	(3,673)	(10,785)	(10,640)
Amortization of Prior Service Cost	30	0	90	0
Amortization of Net Gain	593	30	1,198	90
Net Periodic Benefit Cost	$1,223	$323	$4,067	$1,350

There was none and $2,500,000 in contributions to the pension plan during the three and nine month periods ended December 29, 2018 and December 30, 2017, respectively.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

9.	Plant Restructuring

The following table summarizes the rollforward of continuing restructuring charges and the accruals established:

	Restructuring Payable
	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2018	$-	$-	$-
First quarter charge	110	-	110
Second quarter charge	841	-	841
Third quarter charge	378	-	378
Cash payments/write offs	(976)	-	(976)
Balance December 29, 2018	$353	$-	$353

	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2017	$37	$305	$342
First quarter charge	36	36	72
Second quarter credit	-	(33)	(33)
Third quarter charge	98	3	101
Cash payments/write offs	(73)	(311)	(384)
Balance December 30, 2017	$98	$-	$98

During the nine months ended December 29, 2018, the Company recorded a restructuring charge of $2,279,000 related to the closing and sale of plants in the East and Northwest of which $1,329,000 was related to severance cost, and $950,000 which was related to other costs (mostly equipment moves).

During the nine months ended December 30, 2017, the Company recorded a restructuring charge of $140,000 related to the previous closing of a Northwest plant and the Company also incurred a long-lived asset impairment charge of $17,000.

10.	Other Operating Income and Expense

During the nine months ended December 29, 2018, the Company sold unused fixed assets which resulted in a gain of $3,920,000 as compared to a gain of $1,590,000 during the nine months ended December 30, 2017. The current year gain was mostly related to the sale of a closed plant in the Midwest. $1,081,000 of the prior year gain was related to the sale of a closed plant in the Midwest.   In addition, the Company recorded a bargain purchase gain of $1,078,000 during the nine months ended December 30, 2017. These items are included in other operating income (loss) in the Unaudited Condensed Consolidated Statements of Net Earnings.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

11.	Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual periods beginning after December 15, 2018. We currently expect to adopt ASU 2016-02 as of April 1, 2019, under the modified prospective method. Our evaluation of ASU 2016-02 is ongoing and not complete. Our estimated date of completion of FASB ASC 842 technical assessment of applying the new standard to the Company’s lease contracts is between Q4 of Fiscal Year 2019 and Q1 of Fiscal Year 2020. The estimated date of revised Internal Control of Financial Reporting (ICFR) is Q4 of Fiscal Year 2019. The estimated date of draft footnote disclosures is Q1 of Fiscal Year 2020. The Company believes that the new standard will have a material impact on its consolidated balance sheet due to the recognition of ROU assets and liabilities for the Company’s operating leases but it will not have a material impact on its statement of operations or liquidity. We expect our accounting for capital leases to remain substantially unchanged. The ASU also will require disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Our leasing activity is primarily related to buildings and equipment. The Company is continuing to evaluate potential impacts to its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 ("ASU 2017-01"), which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted for transactions which occur before the issuance or effective date of the amendments, only when the transaction has not been reported in the financial statements that have been issued or made available for issuance. ASU 2017-01 is to be applied on a prospective basis. The Company adopted ASU 2017-01 in the first quarter of fiscal 2019 and it did not have a material impact on its consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

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

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended December 29, 2018.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

12.	Earnings (Loss) per Common Share From Continuing Operations

Earnings (loss) per share for the three and nine months ended December 29, 2018 and December 30, 2017 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except share amounts)	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Basic

(Loss) earnings from continuing operations	$(20,040)	$8,886	$(27,834)	$9,696
Deduct preferred stock dividends paid	6	6	17	17

Undistributed (loss) earnings from continuing operations	(20,046)	8,880	(27,851)	9,679
(Loss) earnings from continuing operations attributable to participating preferred	(78)	35	(109)	49

(Loss) earnings from continuing operations attributable to common shareholders	$(19,968)	$8,845	$(27,742)	$9,630

Weighted average common shares outstanding	9,625	9,740	9,694	9,782

Basic (loss) earnings per common share from continuing operations	$(2.07)	$0.91	$(2.86)	$0.98

Diluted

(Loss) earnings from continuing operations attributable to common shareholders	$(19,968)	$8,845	$(27,742)	$9,630
Add dividends on convertible preferred stock	-	5	-	15

(Loss) earnings from continuing operations attributable to common stock on a diluted basis	$(19,968)	$8,850	$(27,742)	$9,645

Weighted average common shares outstanding-basic	9,625	9,740	9,694	9,782
Additional shares issued related to the equity compensation plan	-	2	-	2
Additional shares to be issued under full conversion of preferred stock	-	67	-	67

Total shares for diluted	9,625	9,809	9,694	9,851

Diluted (loss) earnings per common share from continuing operations	$(2.07)	$0.90	$(2.86)	$0.98

Note: For fiscal 2019 addbacks for equity compensation and additional shares that were anti-dilutive were excluded.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 29, 2018

13.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $325,373,000 and an estimated fair value of $325,276,000 as of December 29, 2018. As of March 31, 2018, the carrying amount was $409,396,000 and the estimated fair value was $408,942,000. Capital lease obligations, including current portion had a carrying amount of $36,387,000 and an estimated fair value of $32,994,000 as of December 29, 2018. As of March 31, 2018, the carrying amount was $40,137,000 and the estimated fair value was $37,287,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

14.	Income Taxes

The effective tax rate from continuing operations was 25.7% and (21.4)% for the nine month periods ended December 29, 2018 and December 30, 2017, respectively. The 47.1 percentage point increase in the effective tax rate is the result of a 38.1% increase due to the Tax Cuts and Jobs Act and a 8.6% increase due to federal and state income tax credits. The amount of federal and state income tax credits has remained consistent with the prior year. However, the percentage of federal and state income tax credits in relation to the 2019 pre-tax loss versus the percentage of state credits in relation to the 2018 pre-tax income has resulted in a significant increase.

15.	Subsequent Event

On January 23, 2019, the sale of the Marion Can plant (land and buildings) was completed for approximately $3.5 million. This was included in Assets Held For Sale on the Condensed Consolidated Balance Sheet as of December 29, 2018.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Unaudited)

December 29, 2018

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

On February 16, 2018, the Company announced production at its fruit (primarily peaches) processing plant in Modesto, California will cease prior to the 2018 production season. During the second fiscal quarter of 2019, the Company sold and transferred most of the remaining inventory in the facility and completed most of the labeling and casing required to PCP for the fruit inventory sold to them in the first quarter. The Company continued to ready the building and equipment for sale during the second quarter and into the third quarter. The Modesto operations have met the requirements (approximately a 15% reduction in revenue and a strategic shift away from producing peaches) for discontinued operations and those operations have been presented as such in these financial statements. During October 2018, the building and the land was sold to an unrelated third party for net proceeds of $63,326,000 and the Company auctioned off the remaining equipment in the third quarter. See note 3 Discontinued Operations for more details.

The Company’s raw product is harvested mainly between June through November.

Results of Operations:

Sales:

The third fiscal quarter 2019 results include net continuing sales of $372,238,000, which represents a 4.9% increase, or $17,344,000, from the third quarter of fiscal 2018. The net increase in sales is higher selling prices/sales mix of $45,419,000 partially offset by a sales volume decrease of $28,075,000. The increase in sales is primarily from a $35,019,000 increase in Canned Vegetable sales, a $2,375,000 increase in other Canned Fruit sales and a $732,000 increase in Frozen sales, which was partially offset by a $14,377,000 decrease in B&G Foods, Inc. sales, a $242,000 decrease in Other sales and a $6,260,000 decrease in Prepared Food sales.

The nine months ended 2019 results include net continuing sales of $936,991,000, which represents a 1.4% increase, or $13,258,000, from the third quarter of fiscal 2018. The net increase in sales is higher selling prices/sales mix of $60,157,000 partially offset by a sales volume decrease of $46,899,000. The increase in sales is primarily from a $67,966,000 increase in Canned Vegetable sales, a $7,338,000 increase in Frozen sales and a $2,325,000 increase in Other sales, which was partially offset by a $55,278,000 decrease in B&G Foods, Inc. sales, and a $10,154,000 decrease in Prepared Food sales.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Unaudited)

December 29, 2018

The following table presents continuing sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Canned Vegetables	$259.5	$224.4	$631.1	$563.2
B&G*	27.7	42.1	66.7	121.9
Frozen	29.7	29.0	87.5	80.1
Fruit Products	27.2	24.9	70.7	69.5
Chip Products	2.5	2.4	7.7	7.9
Prepared Foods	22.0	28.2	59.2	69.4
Other	3.6	3.9	14.1	11.7
	$372.2	$354.9	$937.0	$923.7

*B&G includes canned and frozen vegetable sales exclusively for B&G.

Operating Income:

The following table presents components of continuing operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Gross Margin	-0.4%	8.1%	2.8%	6.9%

Selling	2.6%	2.9%	2.9%	3.0%
Administrative	2.6%	2.8%	3.1%	3.1%
Plant Restructuring	0.4%	0.0%	0.2%	0.0%
Other Operating Expense (Income)	0.2%	0.0%	-0.4%	-0.3%

Operating Income	-6.2%	2.7%	-3.0%	1.3%

Interest Expense, Net	1.2%	1.0%	1.3%	1.0%

For the three month period ended December 29, 2018, the gross margin decreased from the prior year quarter from 8.1% to (0.4)% due primarily to a higher LIFO charge in the third quarter of 2019. The LIFO charge for continuing operations for the third quarter ended December 29, 2018 was $25,776,000 or 6.9% of sales as compared to a charge of $1,268,000 or 0.4% of sales for the third quarter ended December 30, 2017 and reflects the impact on the quarter of higher cost increases incurred for higher steel costs and lower yields for peas and corn in fiscal 2019, compared with smaller cost increases to fiscal 2018. On an after-tax basis, LIFO net earnings decreased by $19,332,000 for the quarter ended December 29, 2018 and decreased LIFO net earnings by $951,000  for the quarter ended December 30, 2017, based on the historical statutory federal income tax rate.

For the nine month period ended December 29, 2018, the gross margin decreased from the prior year period from 6.9% to 2.8% due primarily to a higher LIFO charge in the current year. The LIFO charge for the first nine months ended December 29, 2018 which was $39,933,000 or 4.3% of sales as compared to a charge of $19,763,000 or 2.1% of sales for the nine months ended December 30, 2017 and reflects the impact on the quarter of higher cost increases incurred for higher steel costs and lower yields for peas and corn in fiscal 2019, compared with smaller cost increases to fiscal 2018. On an after-tax basis, LIFO net earnings increased by $29,950,000 for the nine months ended December 29, 2018 and decreased LIFO net earnings by $14,822,000 for the nine months ended December 30, 2017, based on the historical statutory federal income tax rate.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Unaudited)

December 29, 2018

For the three month period ended December 29, 2018, selling costs as a percentage of sales remained the same at 2.6% for each period. For the nine month period ended December 29, 2018, selling costs as a percentage of sales remained the same at 2.8% for each period.

For the three month period ended December 29, 2018, administrative expense as a percentage of sales decreased from 2.8% to 2.6%. For the nine month period ended December 29, 2018, administrative expense as a percentage of sales remained the same at 3.1%. This primarily due to higher sales during compared to same periods in the prior year and the fixed nature of these administrative costs.

During the nine months ended December 29, 2018, the Company sold unused fixed assets which resulted in a gain of $3,920,000 as compared to a gain of $1,590,000 during the nine months ended December 30, 2017. The current year gain was mostly related to the sale of a closed plant in the Midwest. $1,081,000 of the prior year gain was related to the sale of a closed plant in the Midwest.   In addition, the Company recorded a bargain purchase gain of $1,078,000 during the nine months ended December 30, 2017. These items are included in other operating income (loss) in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the third quarter ended December 29, 2018, as a percentage of sales, increased to 1.2% from 1.0% in third quarter ended December 30, 2017. Interest expense for the nine months ended December 29, 2018, as a percentage of sales, increased to 1.3% from 1.0% in nine months ended December 30, 2017. During fiscal 2019, overall interest rates were higher than the previous year.

Income Taxes:

The effective tax rate from continuing operations was 25.7% and (21.4)% for the nine month periods ended December 29, 2018 and December 30, 2017, respectively. The 47.1 percentage point increase in the effective tax rate is the result of a 38.1% increase due to the Tax Cuts and Jobs Act and an 8.6% increase due to federal and state income tax credits.  The amount of federal and state income tax credits has remained consistent with the prior year.  However, the percentage of federal and state income tax credits in relation to the 2019 pre-tax loss versus the percentage of state credits in relation to the 2018 pre-tax income has resulted in a significant increase.

Earnings (Loss) per Share:

Continuing basic earnings (loss) per share were $(2.07) and $0.91 for the three months ended December 29, 2018 and December 30, 2017, respectively. Continuing diluted earnings (loss) per share were $(2.07) and $0.90 for the three months ended December 29, 2018 and December 30, 2017, respectively. Continuing basic and diluted earnings (loss) per share were $(2.86) and $0.98 for the nine months ended December 29, 2018 and December 30, 2017, respectively. For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Discontinued Operations

On July 13, 2018, the Company executed a nonbinding letter of intent with a perspective buyer of the Modesto facility. On October 9, 2018, the Company closed on the sale of the facility to this outside buyer with net proceeds of $63,326,000. Based on its magnitude of revenue to the Company (approximately 15%) and because the Company was exiting the production of peaches, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. This business we are exiting is part of the Fruit and Vegetable segment.  For the three months ended December 29, 208, the Company reported a loss from operations before taxes of $5,143,000 compared to a loss of $180,000 for the three months ended December 30, 2017.  For the nine months ended December 29, 208, the Company reported a loss from operations before taxes of $24,741,000 compared to a loss of $4,723,000 for the nine months ended December 30, 2017.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Unaudited)

December 29, 2018

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	December 29,	December 30,	March 31,	March 31,
	2018	2017	2018	2017
Working Capital:
Balance	$241,218	$631,756	$602,504	$555,993
Change in Quarter	(313,541)	22,461
Current Portion of Long-Term Debt and Capital Lease Obligations	320,579	7,394	7,468	8,334
Long-Term Debt, Less Current Portion	10,715	404,877	407,733	329,138
Capital Lease Obligations, Less Current Portion	29,730	35,804	34,331	34,194
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	43.39	44.35	41.66	43.63
Stockholders' Equity Per Common Share	43.79	44.75	42.05	44.20
Current Ratio	1.52	4.79	5.35	5.20

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 10 of the Notes to Consolidated Financial Statements of the Company’s 2018 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $46,430,000 in the first nine months of fiscal 2019, compared to net cash used by operating activities of $26,748,000 in the first nine months of fiscal 2018. The $73,178,000 increase in cash provided is primarily attributable to a  a considerable decrease in inventory ($152,675,000) due to the Modesto closure and to poor yields for peas and corn, which was partially offset by a $9,307,000 decrease in cash provided by other current assets, a $520,000 decrease in cash provided by income taxes, and a $19,623,000 decrease in cash provided by accounts payable, accrued expenses and other liabilities, a $17,428,000 increase in cash used by accounts receivable, and an increased net earnings of $8,590,000 which included a gain on the sale of assets totaling $55,863,000 in the nine months ended December 29, 2018.

As compared to December 30, 2017, inventory decreased $8,298,000 to $575,935,000 at December 29, 2018 (including $55,800,000 decrease from the Pacific Coast Producers inventory sale). The components of the inventory increase reflect a $28,066,000 decrease in finished goods, a $5,653,000 decrease in work in process and a $25,421,000 increase in raw materials and supplies. The finished goods increase reflects lower inventory quantities attributable to the higher calendar year 2018 pack versus the calendar year 2017 pack partially offset by the $55,800,000 inventory sale to PCP. The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $160,727,000 as of the end of the third quarter of 2019 as compared to $152,091,000 as of the end of the third quarter of 2018.

Cash provided by investing activities was $54,507,000 in the first nine months of fiscal 2019 compared to cash used in investing activities of $33,699,000 in the first nine months of fiscal 2018. Additions to property, plant and equipment were $30,468,000 in the first nine months of fiscal 2019 as compared to $21,120,000 in first nine months of fiscal 2018. The Company received cash proceeds from the sale of various assets from Modesto and Buhl which totaled $84,975,000 during the nine months ended December 29, 2018.  In April 2017, the Company acquired the other 50% of Truitt Bros., Inc. for $14,420,000 (net of cash acquired).

Cash used in financing activities was $103,211,000 in the first nine months of fiscal 2019, which included borrowings of $419,102,000 and the repayment of $517,187,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility (“Revolver”). The Company made additional repayments on the Revolver from cash proceeds received from the sale of Modesto and Buhl assets.  Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal 2018 other than the $13,470,000 acquired via the acquisition of Truitt Bros., Inc. of which $3,515,000 was paid off immediately. The Company repurchased $5,340,000 and $3,442,000 of stock during the first nine months of fiscal year 2019 and 2018, respectively.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Unaudited)

December 29, 2018

The Company entered into a five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of December 29, 2018, the interest rate was approximately 4.01% on a balance of $214,161,000. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. The Company is in violation of a Farm Credit term loan covenant requirement at the balance sheet date, but obtained a waiver for the quarter ended December 29, 2018.  A more restrictive covenant must be met at March 31, 2019, and it is probable that the Company will fail to meet that requirement at that date, unless an additional waiver or amendment is obtained.  Therefore, the Company concluded that the Farm Credit term loan, as of December 29, 2019, should be classified as a current liability.  However, the Company is looking to amend the Farm Credit covenants on a longer term basis during the fourth quarter.

In addition, the Revolver agreement contains a cross-default provision.   The Revolver agreement has triggered an event of default as of December 29, 2018, due to the Farm Credit loan default.  A waiver was obtained from the lender to provide temporary relief of default as of this measurement date. The Company believes that it is probable that the Revolver will be in default as of March 31, 2019 given the likelihood of a Farm Credit default thus triggering a cross-default. Therefore, the Company concluded that the Revolver should be classified as a current liability as of December 29, 2018.

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

December 29, 2018

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

Critical Accounting Policies

During the nine months ended December 29, 2018, the Company sold $65,741,000 of Green Giant finished goods inventory to B&G Foods North America (“B&G”) for cash, on a bill and hold basis, as compared to $112,768,000 for the nine months ended December 30, 2017. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. Under the new revenue recognition standard, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers and the Company has the right to payment (prior to physical delivery), which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

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

December 29, 2018

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 29, 2018, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) of
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
10/01/2018 –
10/31/2018 (1)	41,808	-	$31.78	$-	24,808
11/01/2018 –
11/30/2018	22,202	9,290	$33.40	$33.88	31,492
12/01/2018 –
12/31/2018 (2)	48,302	-	$30.82	$-	27,202
Total	112,312	9,290	$31.69	$33.88	83,502	946,189

Note 1: 17,000 of these shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Note 2: 21,100 of these shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	An amendment dated November 5, 2018 to the Loan Agreement as of December 9, 2016 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (filed herewith)

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the three months ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net loss, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders’ equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation (Company)

/s/ Kraig H. Kayser
February 1, 2019
Kraig H. Kayser President and Chief Executive Officer

/s/ Timothy J. Benjamin
February 1, 2019
Timothy J. Benjamin Chief Financial Officer