Form 10-K
period 2019-03-31
Seneca Foods Corp
filed 2019-06-13
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2019	Commission File Number 0-01989

SENECA FOODS CORPORATION
(Exact name of registrant as specified in its charter)

New York

(State or other jurisdiction of

incorporation or organization)

3736 South Main Street, Marion, New York

(Address of principal executive offices)

Registrant’s telephone number, including area code

16-0733425 (I.R.S. Employer Identification No.) 14505 (Zip Code) (315) 926-8100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Market

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

Yes   X     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).

Yes   X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer X Non-accelerated filer Smaller reporting company X Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes         No   X

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on October 1, 2018 was approximately $217,512,000.

As of May 25, 2019, there were 7,605,049 shares of Class A common stock and 1,874,861 shares of Class B common stock outstanding.

Documents Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2019 (the “2019 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

(2)	Portion of the Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

FORM 10-K ANNUAL REPORT FISCAL YEAR 2019
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

PART I

Item 1

Business

History and Development of Seneca Foods Corporation

SENECA FOODS CORPORATION (the “Company”) is one of North America's leading providers of packaged fruits and vegetables with facilities located throughout the United States. The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, READ®, Green Valley® and CherryMan®. The Company packs Green Giant, Le Sueur and other brands of canned vegetables as well as select Green Giant frozen vegetables for B&G Foods North America (“B&G”) under a contract packing agreement.

As of March 31, 2019, the Company’s facilities consisted of 22 packaging plants strategically located throughout the United States, two can manufacturing plants, three seed packaging operations, a farming operation and a logistical support network. The Company also maintains warehouses which are generally located adjacent to its packaging plants. The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 71 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby’s brand in 1983, the purchase of General Mills’ Green Giant packaging assets and entry into an Alliance Agreement with General Mills Operations, LLC in 1995 and the acquisition of Chiquita Processed Foods in 2003. The Company believes that these acquisitions have enhanced the Company’s leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales. In August 2006, the Company acquired Signature Fruit Company, LLC, a leading producer of canned fruits located in Modesto, California which was sold during 2019. In 2013, the Company completed its acquisition of 100% of the membership interest in Independent Foods, LLC. In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. In April 2018, the Company acquired the balance of the Truitt Bros. Inc. stock.  In 2016, the Company acquired Gray & Company and Diana Foods Co., Inc., each leading providers of maraschino cherries and other cherry products. The plants acquired are in Hart, Michigan and Dayton, Oregon. During 2019, the Company sold its Modesto fruit operations, its Lebanon frozen packaging operation and its Marion Can Plant.

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

Financial Information about Industry Segments

The Company manages its business on the basis of three reportable segments – the primary segment is the packaging and sale of fruits and vegetables, another segment is prepared foods and the last segment is the packaging and sale of chip products. These three segments constitute the food operation. The food operation constitutes 99% of total sales, of which approximately 73% is canned vegetable packaging, 8% is canned fruit packaging, 11% is frozen fruit and vegetable packaging, 7% for prepared foods and 1% is fruit chip packaging. The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 1% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Packaging

The Company’s principal products include canned fruits and vegetables, frozen vegetables and other food products. The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. Additionally, products are sold to food service distributors, industrial markets, other food packagers, export customers in 90 countries and federal, state and local governments for school and other feeding programs. Food packaging operations are primarily supported by plant locations in New York, Michigan, Kentucky, Oregon, Wisconsin, Washington, Idaho, Illinois, and Minnesota. See Note 14 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s segments.

The following table summarizes net sales by major product category for the years ended March 31, 2019 and 2018:

Classes of similar products/services:	2019	2018
	(In thousands)
Net Sales:
Green Giant *	$71,161	$124,811
Canned vegetables	815,780	721,121
Frozen	113,115	105,857
Fruit	91,941	91,019
Prepared foods	79,593	92,826
Snack	9,684	10,110
Other	18,307	17,150
Total	$1,199,581	$1,162,894

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

The Company is required to pay an annual royalty to Corlib Brands now known as Libby's Brand Holding, Ltd., who may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans. A total of $315,000 was paid as a royalty fee for the year ended March 31, 2019.

The Company also sells canned fruits and vegetables, frozen vegetables and other food products under several other brands for which the Company has obtained registered trademarks, including, Aunt Nellie’s®, Cherryman®, Green Valley®, READ® and Seneca® and other regional brands.

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended March 31, 2019:
Net sales	$244,093	$320,660	$372,238	$262,590
Gross margin	16,788	11,008	(2,096)	$13,796
(Loss) earnings from continuing operations	(2,160)	(5,634)	(20,040)	(8,649)
Revolver outstanding (at quarter end)	207,610	242,947	214,161	155,278

Year ended March 31, 2018:
Net sales	$241,175	$327,664	$354,894	$239,161
Gross margin	13,501	21,671	28,778	$17,053
(Loss) earnings from continuing operations	(633)	1,443	8,886	353
Revolver outstanding (at quarter end)	226,010	272,609	290,196	293,459

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

Competition and Customers

Competition in the food business is substantial with brand recognition and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company believes that it is a major producer of canned fruits and vegetables, but some producers of canned, frozen and other forms of fruit and vegetable products have sales which exceed the Company's sales. The Company is aware of approximately 14 competitors in the U.S. packaged vegetable industry, many of which are privately held companies. The Company is aware of approximately nine competitors in the U.S. packaged fruit industry. In addition, there are significant quantities of fruit that are imported from Europe, Asia, and South America.

During the past year, approximately 11% of the Company’s packaged foods sales were packed for retail customers under the Company’s branded labels of Seneca®, Libby’s®, CherryMan®, Green Valley®, Aunt Nellie’s® and READ®. About 20% of packaged foods sales were packed for institutional food distributors and 63% were retail packed under the private label of our customers. The remaining 6% was sold under a Contract Packing Agreement with B&G Foods (the “Green Giant Agreement”) (see note 14 of Item 8, Financial Statements and Supplementary Data). Termination of the Green Giant Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with Green Giant or another major vegetable marketer. The non-Green Giant customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Green Giant Agreement.

The Company's principal branded products are its Libby’s canned fruit and vegetable products, which rate among the top three national brands according to a leading market research firm.

The information under the heading "Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2019 Annual Report is incorporated by reference.

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

Employment

As of the end of December 2018, the Company had approximately 3,700 employees of which 3,300 full time and 400 seasonal employees work in food packaging and 100 full time employees work in other activities. The number of employees increases to approximately 7,000 due to an increase in seasonal employees during our peak pack season.

The Company has six collective bargaining agreements with three unions covering approximately 840 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  There are three agreements that will expire in calendar 2020, two agreements that will expire in calendar 2022 and one agreement that will expire in calendar 2023.

Domestic and Export Sales

The following table sets forth domestic and export sales from continuing operations:

	Fiscal Year
	2019	2018
	(In thousands, except percentages)
Net Sales:
United States	$1,109,704	$1,076,270
Export	89,877	86,624
Total Net Sales	$1,199,581	$1,162,894

As a Percentage of Net Sales:
United States	92.5%	92.6%
Export	7.5%	7.4%
Total	100.0%	100.0%

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

Canned fruit and vegetable categories are declining, with that; less shelf space is being devoted to these categories in the supermarkets. Fresh and perishable businesses are improving their delivery systems around the world and the availability of fresh produce is impacting the consumers purchasing patterns relating to processed fruits and vegetables. Our financial performance and growth are related to conditions in the United States’ fruit and vegetable packaging industry which is a mature industry with a modest growth rate during the last 10 years. Our net sales are a function of product availability and market pricing. In the fruit and vegetable packaging industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. Moreover, fruit and vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products, is being impacted by the global economic slowdown. These factors may have a significant effect on supply and competition and create downward pressure on prices. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors. Generally, market prices in the fruit and vegetable packaging industry adjust more quickly to variations in product availability than an individual packager can adjust its cost structure; thus, in an oversupply situation, a packager’s margins likely will weaken. We typically have experienced lower margins during times of industry oversupply.

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

Our operations are affected by the growing cycles of the fruits and vegetables we package. When the fruits and vegetables are ready to be picked, we must harvest and package them quickly or forego the opportunity to package fresh picked fruits and vegetables for an entire year. Most of our fruits and vegetables are grown by farmers under contract with us. Consequently, we must pay the contract grower for the fruits and vegetables even if we cannot or do not harvest or package them. Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the quarter that the growing season ends for most of the produce packaged by us. A majority of our sales occur during the second and third quarters of each fiscal year due to seasonal consumption patterns for our products. Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the third and fourth quarters. Net sales generated during our third and fourth fiscal quarters have a significant impact on our results of operations. Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

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

Global Trade Policy Could Adversely Impact Our Results From Operations

Recently, the U.S. Government imposed 25% duties on the importation of steel from most of the steel producing countries around the world. Seneca Foods makes its own cans using tin-plated and tin-free steel purchased from both domestic and off-shore suppliers. The duties will potentially have an impact on the cost of steel that the Company has already committed for but yet not received from off-shore suppliers. In addition, based on information provided by domestic suppliers, the cost of steel in the future will substantially increase. This will create higher costs of the primary packaging used by the Company for its products. The ability to pass on these costs to our customers is an unknown risk. In addition, other countries have or are threatening to impose retaliatory duties on items produced in the U.S. including the Company’s products. This will limit the export potential for the Company’s products going forward.

Risks Associated With Our Operations

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters. Dependence upon key customers could lead to increased pricing pressure by these customers.

Green Giant products packed by us in fiscal years 2019 and 2018 constituted approximately 6% and 11%, respectively, of our total sales. Our sales of Green Giant product and financial performance under the Contract Packing Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and B&G Foods success in marketing the products produced by us. The ability of B&G Foods to successfully market these products will depend upon B&G Foods’s sales efforts as well as the factors described above under “Excess capacity in the fruit and vegetable industry has a downward impact on selling price.” We cannot give assurance as to the volume of B&G Foods’s sales and cannot control many of the key factors affecting that volume.

Additionally, purchases by the United Sates Department of Agriculture (“USDA”) in fiscal year 2019 represented approximately 2.1% of our total sales. The purchase of our products by the USDA is done through the government’s competitive bid process. We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product. The government contracting process is complex and subject to numerous regulations and requirements. Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA. The government procurement process could also change and result in our inability to meet the new requirements. Additionally, the government’s need for our products could decrease, which would result in reduced sales to the USDA.

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

We are increasingly dependent on information technology; disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations.

We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of data. Future investigations, lawsuits or adverse publicity relating to our methods of handling data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments.

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks will cause us to incur increased costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

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

We only have three plants that produce fruit products and one plant that produces pumpkin products. We have two plants that manufacture empty cans, one with substantially more capacity than the other, which are not interchangeable since each plant cannot necessarily produce all the can sizes needed. Although we maintain property and business interruption insurance coverage, there can be no assurance that this level of coverage is adequate in the event of a catastrophe or significant disruption at these or other Company facilities. If such an event occurs, it could materially and adversely affect our business, financial condition and results of operations.

We may undertake acquisitions or product innovations and may have difficulties integrating them or may not realize the anticipated benefits.

In the future, we may undertake acquisitions of other businesses or introduce new products, although there can be no assurances that these will occur. Such undertakings involve numerous risks and significant investments. There can be no assurance that we will be able to identify and acquire acquisition candidates on favorable terms, to profitably manage or to successfully integrate future businesses that we may acquire or new products we may introduce without substantial costs, delays or problems. Any of these outcomes could materially and adversely affect our business, financial condition and results of operations.

We are dependent upon a seasonal workforce and our inability to hire sufficient employees may adversely affect our business.

At the end of our 2019 fiscal year, we had approximately 3,700 employees of which 3,300 full time and 400 seasonal employees worked in food packaging and 100 employees worked in other activities. During the peak summer harvest period, we hire up to approximately 7,000 seasonal employees to help package fruits and vegetables. If there is an increase to minimum wage rates, this could have a negative impact on our costs of operations. Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions. An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to BPA.

There has been continued state legislative activity to ban Bisphenol-A ("BPA") from food contact packaging. These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing BPA containing materials. The Company, in collaboration with other can makers as well as enamel suppliers, has decided to aggressively work to find alternative materials for can linings not manufactured using BPA. However, commercially acceptable alternatives are not immediately available for some applications and there can be no assurance that these steps will be successful. Less than 1% of our canned product volume (excluding B&G Foods and purchased canned products) still includes BPA.

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

As of March 31, 2019, we had approximately $303.9 million of total indebtedness, including various debt agreements, capital lease and a $155.3 million outstanding balance on our $400.0 million to $500.0 million revolving credit facility (“Revolver”).  Scheduled debt service for fiscal 2019 is $6.8 million. During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our Revolver.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

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

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to as our voting preferred stock, are entitled to one vote per share. As of March 31, 2019, holders of Class B common stock and voting preferred stock held 88.3% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2019, our current executive officers and directors beneficially owned 12.4% of our outstanding shares of Class A common stock, 50.1% of our outstanding shares of Class B common stock and 53.5% of our voting preferred stock, or 46.7% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

The Company uses the Last-In, First-Out (LIFO) method of inventory accounting. As of March 31, 2019, we had a LIFO reserve of $161.3 million which, at the U.S. corporate tax rate, represents approximately $40.3 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $40.3 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

Item 1B

Unresolved Staff Comments

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

	Square
	Footage	Acres
	(000)
Food Group
Nampa, Idaho	243	16
Payette, Idaho	392	43
Princeville, Illinois	286	478
East Bernstadt, Kentucky	246	15
Hart, Michigan	179	92
Traverse City, Michigan	58	43
Blue Earth, Minnesota	286	350
Glencoe, Minnesota	646	1,278
LeSueur, Minnesota	82	7
Montgomery, Minnesota	549	1,162
Rochester, Minnesota	1,070	650
Geneva, New York	769	602
Leicester, New York	200	91
Dayton, Oregon	82	19
Salem, Oregon	469	22
Dayton, Washington	250	28
Sunnyside, Washington	526	54
Yakima, Washington	122	8
Baraboo, Wisconsin	584	11
Cambria, Wisconsin	412	406
Clyman, Wisconsin	437	724
Cumberland, Wisconsin	389	305
Gillett, Wisconsin	324	105
Janesville, Wisconsin	1,227	342
Mayville, Wisconsin	297	367
Oakfield, Wisconsin	229	2,277
Ripon, Wisconsin	589	75

Non-Food Group
Marion, New York	6
Penn Yan, New York	27	4

Total	10,976	9,574

These facilities primarily package various fruit and vegetable products. Most of the facilities are owned by the Company. The Company is a lessee under a number of operating leases and capital leases for equipment and real property mostly used for packaging and warehousing.

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

Certain of the Company’s facilities are mortgaged to financial institutions to secure long-term debt. See Notes 5, 6 and 7 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s long-term debt and lease commitments.

Item 3

Legal Proceedings

See Note 15, "Legal Proceedings and Other Contingencies" to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplemental Data.

See also Item 1, Business -- Environmental Regulation, for information regarding environmental legal proceedings.

Item 4

Mine Safety Disclosures

Not Applicable.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2019 Annual Report, “Shareholder Information and Quarterly Results”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2007, the 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting. The 2007 Equity Plan had an initial 10-year term and authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock. The 2007 Equity Plan was amended and extended for an additional 10-year term at the Company's 2017 annual meeting. 3,127 shares were awarded in fiscal year 2019 under the terms of the 2007 Equity Plan. As of March 31, 2019, there were 59,113 shares available for distribution as part of future awards under the 2007 Equity Plan. No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

The Company maintains an Executive Profit Sharing Bonus Plan, as amended (the “Executive Bonus Plan”), and a Manager Profit Sharing Bonus Plan, as amended (the “Manager Bonus Plan”).  Each plan enables eligible employees to elect to acquire shares of the Company’s Class A Common Stock or Class B Common Stock in lieu of the cash bonus compensation payable under such plan.  The number of shares to be issued upon an employee’s valid election is determined at the then current fair market value of such Common Stock.  Each plan authorizes the issuance of up to 500,000 shares of Common Stock.  As March 31, 2019 there were 496,833 shares available for issuance in lieu of cash compensation under the Executive Bonus Plan and 498,985 shares available under the Manager Bonus Plan. Nasdaq Rule 5635(c)(2) provides an exemption from the shareholder approval rules for plans that merely provide a convenient way to purchase shares from the Company at fair market value.  Accordingly, no shareholder approval was required for the Executive Bonus Plan or Manager Bonus Plan.

There are no equity compensation plans not approved by the Company’s shareholders.

Common Stock Performance Graph

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Issuer Purchases of Equity Securities

						Maximum Number (or
						Approximate Dollar
	Total Number of Shares		Average Price Paid per		Total Number of Shares	Value) of Shares that
	Purchased (1)		Share		Purchased as Part of	May Yet Be Purchased
	Class A	Class B	Class A	Class B	Publicly Announced	Under the Plans or
Period	Common	Common	Common	Common	Plans or Programs (2)	Programs (2)
1/01/19 - 1/31/19	45,101	-	$29.86	$-	-
2/01/19 - 2/28/19	27,017	40	$29.87	$30.96	-
3/01/19 - 3/31/19	14,327	-	$24.36	$-	-
Total	86,445	40	$28.96	$30.96	-	880,304

(1)

No shares were purchased under the Company's share repurchase program. The purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide matching employee contributions under the Plans.

(2)

In 2012 the Company's Board of Directors authorized the repurchase of the Company's stock. The number of shares authorized for repurchase has been increased from time to time, most recently on March 10, 2015 when the repurchase program was increased to 2,500,000 shares. As of March 31, 2019, the Company has purchased 1,619,696 shares and there remains 880,304 shares available to purchase under the program.

0

Item 6

Selected Financial Data

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2019 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2019 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm," which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2019, our internal control over financial reporting is effective based on those criteria.

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

Shareholders and Board of Directors

Seneca Foods Corporation

Marion, New York

Opinion on Internal Control over Financial Reporting

We have audited Seneca Foods Corporation’s (the “Company’s”) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of net earnings (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as “the financial statements”) and our report dated June 13, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

June 13, 2019

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Information Concerning Directors” in the Company’s definitive Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on August 7, 2019. The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2019.

The information regarding executive officers is incorporated herein by reference from the section entitled “Executive Officers” in the Proxy Statement.

The information, if any, regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Delinquent Section 16(a) Reports” in the Proxy Statement.

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

Item 11

Executive Compensation

The information included under the following captions in the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Outstanding Equity Awards at 2019 Fiscal Year-End,” “Pension Benefits,” “Compensation of Directors” and “Compensation Committee Interlocks.” The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the 2019 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings (Loss) – Years ended March 31, 2019 and 2018

Consolidated Statements of Comprehensive Income (Loss) – Years ended March 31, 2019 and 2018

Consolidated Balance Sheets - March 31, 2019 and 2018

Consolidated Statements of Cash Flows – Years ended March 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements – Years ended March 31, 2019 and 2018

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

3.	Exhibits:

Exhibit Number          Description

3.1	The Company’s Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 2010).

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995)

3.3	Amendment to the Company’s Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated November 6, 2007)

4.1	Description of Capital Stock (filed herewith)

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

10.2

The Loan and Guaranty Agreement as of December 9, 2016 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2016).

10.3

An amendment dated November 5, 2018 to the Loan and Guaranty Agreement as of December 9, 2016 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2018).

10.4

An amendment dated May 9, 2019 to the Loan and Guaranty Agreement as of December 9, 2016 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2019).

10.5

Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002)

10.6*	Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2017)

10.7*	Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 27, 2017)

13

The material contained in the 2019 Annual Report to Shareholders under the following headings, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, and “Corporate Information” (filed herewith)

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

101

The following materials from Seneca Foods Corporation’s Annual Report on Form 10-K for the year ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of net earnings (loss), (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements

* Indicates management or compensatory agreement

Item 16

Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Seneca Foods Corporation

Marion, New York

The audits referred to in our report dated June 13, 2019 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Seneca Foods Corporation’s Form 10-K for the year ended March 31, 2019 by reference to the annual report to shareholders for the year ended March 31, 2019 also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when read in connection with the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Milwaukee, Wisconsin
June 13, 2019

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged/	Charged to	Deductions		Balance
	beginning	(credited)	other	from		at end
	of period	to income	accounts	reserve		of period

Year-ended March 31, 2019:
Allowance for doubtful accounts	$56	$1	$-	$-	(a)	$57
Income tax valuation allowance	$3,865	$6	$117	$-		$3,988

Year-ended March 31, 2018:
Allowance for doubtful accounts	$50	$33	$-	$(27)	(a)	$56
Income tax valuation allowance	$1,891	$1,396	$601	$(23)		$3,865

(a) Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION /s/Timothy J. Benjamin Timothy J. Benjamin Senior Vice President, Chief Financial Officer and Treasurer	June 13, 2019

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott Arthur S. Wolcott	Chairman and Director	June 13, 2019

/s/Kraig H. Kayser Kraig H. Kayser	President, Chief Executive Officer, Director	June 13, 2019

/s/Timothy J. Benjamin Timothy J. Benjamin	Senior Vice President, Chief Financial Officer and Treasurer	June 13, 2019

/s/Jeffrey L. Van Riper Jeffrey L. Van Riper	Vice President, Controller, and Secretary (Principal Accounting Officer)	June 13, 2019

/s/Kathryn J. Boor	Director	June 13, 2019
Kathryn J. Boor

/s/Peter R. Call	Director	June 13, 2019
Peter R. Call

/s/John P. Gaylord John P. Gaylord	Director	June 13, 2019

/s/Samuel T. Hubbard, Jr.	Director	June 13, 2019
Samuel T. Hubbard, Jr.

/s/Thomas Paulson	Director	June 13, 2019
Thomas Paulson

/s/Susan W. Stuart	Director	June 13, 2019
Susan W. Stuart

/s/Keith A. Woodward	Director	June 13, 2019
Keith A. Woodward