Form 10-Q
period 2019-06-29
Seneca Foods Corp
filed 2019-08-07
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2019	Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Company as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code	315/926-8100

Not Applicable

Former name, former address and former fiscal year,

if changed since last report

                                                                                                                                                                             Name of Exchange on

Title of Each Class                                                              Trading Symbol                                                      Which Registered

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and an "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☑    Non-accelerated filer ☐    Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 31, 2019
Common Stock Class A, $.25 Par	7,540,472
Common Stock Class B, $.25 Par	1,753,361

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	June 29, 2019	June 30, 2018	March 31, 2019
ASSETS

Current Assets:
Cash and Cash Equivalents	$16,901	$12,626	$11,480
Accounts Receivable, Net	74,000	73,743	84,122
Contracts Receivable	5,157	-	-
Current Assets Held For Sale	-	3,859	1,568
Current Assets Held For Sale-Discontinued Operations	98	16,696	98
Inventories	493,498	567,594	501,684
Refundable Income Taxes	441	1,505	1,221
Other Current Assets	3,577	3,277	3,075
Total Current Assets	593,672	679,300	603,248
Property, Plant and Equipment, Net	206,188	252,045	239,273
Right-of-Use Assets Operating Net	83,742	-	-
Right-of-Use Assets Financing, Net	34,294	-	-
Deferred Income Taxes, Net	3,722	7,805	2,417
Noncurrent Assets Held For Sale-Discontinued Operations	1,143	21,632	1,143
Other Assets	2,547	3,394	2,801
Total Assets	$925,308	$964,176	$848,882

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$77,571	$87,336	$61,024
Deferred Revenue	1,936	3,080	4,098
Accrued Vacation	11,843	12,696	11,678
Accrued Payroll	6,002	7,748	5,105
Other Accrued Expenses	17,550	25,072	19,363
Current Liabilities Held For Sale	-	-	61
Current Liabilities Held For Sale-Discontinued Operations	3,653	33,656	4,285
Current Portion of Operating Lease Obligations	26,641	-	-
Current Portion of Financing Lease Obligations	6,573	-	-
Current Portion of Capital Lease Obligations	-	5,863	6,418
Current Portion of Long-Term Debt	88	4,873	345
Total Current Liabilities	151,857	180,324	112,377
Long-Term Debt, Less Current Portion	246,645	318,282	265,900
Operating Lease Obligations, Less Current Portion	60,979	-	-
Financing Lease Obligations, Less Current Portion	29,907	-	-
Capital Lease Obligations, Less Current Portion	-	32,835	31,286
Pension Liabilities	18,005	24,761	17,349
Noncurrent Liabilities Held For Sale	-	-	305
Noncurrent Liabilities Held For Sale-Discontinued Operations	-	624	-
Other Long-Term Liabilities	4,077	5,080	4,180
Total Liabilities	511,470	561,906	431,397
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	707	707	707
Common Stock, $.25 Par Value Per Share	3,039	3,038	3,039
Additional Paid-in Capital	98,285	98,186	98,260
Treasury Stock, at Cost	(78,484)	(69,556)	(75,740)
Accumulated Other Comprehensive Loss	(18,285)	(25,118)	(18,285)
Retained Earnings	408,576	395,013	409,504
Total Stockholders' Equity	413,838	402,270	417,485
Total Liabilities and Stockholders’ Equity	$925,308	$964,176	$848,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS)
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	June 29, 2019	June 30, 2018

Net Sales	$264,925	$244,093

Costs and Expenses:
Cost of Product Sold	245,751	227,305
Selling, General and Administrative	16,258	17,688
Plant Restructuring Charge	4,806	38
Other Operating Income	(4,827)	(915)
Total Costs and Expenses	261,988	244,116
Operating Income (Loss)	2,937	(23)
Other Income	(1,803)	(1,020)
Interest Expense, Net	3,352	3,825
Earnings (Loss) From Continuing Operations Before Income Taxes	1,388	(2,828)
Income Taxes (Benefit) From Continuing Operations	285	(668)
Earnings (Loss) From Continuing Operations	1,103	(2,160)
Earnings (Loss) From Discontinued Operations (net of income taxes)	-	(6,595)
Net Earnings (Loss)	$1,103	$(8,755)

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.12	$(0.22)
Discontinued Operations	$-	$(0.67)
Net Basic Earnings (Loss) per Common Share	$0.12	$(0.90)

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.12	$(0.22)
Discontinued Operations	$-	$(0.67)
Net Diluted Earnings (Loss) per Common Share	$0.12	$(0.90)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended
	June 29, 2019	June 30, 2018

Comprehensive income (loss):
Net earnings (loss)	$1,103	$(8,755)
Change in pension, post retirement benefits and other (net of tax)	-	51
Total	$1,103	$(8,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	June 29, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net Earnings (Loss) From Continuing Operations	$1,103	$(2,160)
Net Loss From Discontinued Operations (Net of Tax)	-	(6,595)

Adjustments to Reconcile Net Earnings (Loss) to
Net Cash Used In Operations:
Depreciation & Amortization	7,382	8,046
Gain on the Sale of Assets	(4,663)	(6,444)
Provision for Restructuring and Impairment	4,806	1,820
Deferred Income Tax Benefit	(1,305)	(2,229)
Changes in Operating Assets and Liabilities:
Accounts Receivable	4,965	(9,827)
Inventories	8,186	74,622
Other Current Assets	(502)	(1,210)
Income Taxes	1,453	(363)
Accounts Payable, Accrued Expenses and Other Liabilities	16,418	31,290
Net Cash Provided By Operations	37,843	86,950
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(9,776)	(10,462)
Proceeds from the Sale of Assets	6,398	10,387
Net Cash Used In Investing Activities	(3,378)	(75)
Cash Flows from Financing Activities:
Long-Term Borrowing	93,600	89,546
Payments on Long-Term Debt and Lease Obligations	(118,272)	(178,845)
Other Assets	-	(40)
Payments on Financing Leases	(1,616)	-
Purchase of Treasury Stock	(2,744)	-
Dividends	(12)	(12)
Net Cash Used In Financing Activities	(29,044)	(89,351)

Net Increase (Decrease) in Cash and Cash Equivalents	5,421	(2,476)
Cash and Cash Equivalents, Beginning of the Period	11,480	15,102
Cash and Cash Equivalents, End of the Period	$16,901	$12,626

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Lease Obligations	$4,775	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2020:
Balance March 31, 2019	$707	$3,039	$98,260	$(75,740)	$(18,285)	$409,504

Net earnings	-	-	-	-	-	1,103
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(2,744)	-	-
Operating lease impairment adjustment upon the adoption of ASU 2016-02 "Leases" (net of tax)	-	-	-	-	-	(2,019)
Balance June 29, 2019	$707	$3,039	$98,285	$(78,484)	$(18,285)	$408,576
First Quarter FY 2019:
Balance March 31, 2018	$707	$3,038	$98,161	$(69,556)	$(25,067)	$403,780

Net loss	-	-	-	-	-	(8,755)
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	-	-	-
Change in pension, post retirement benefits, other (net of tax)	-	-	-	-	(51)	-
Balance June 30, 2018	$707	$3,038	$98,186	$(69,556)	$(25,118)	$395,013

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
June 29, 2019	200,000	1,400,000	37,529	500	20,000,000	10,000,000
Shares outstanding:
June 29, 2019	200,000	807,240	37,529	500	7,557,913	1,874,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of June 29, 2019 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2019 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three month period ended June 29, 2019 are not necessarily indicative of the results to be expected for the full year.

During the three months ended June 29, 2019, the Company sold $5,706,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $6,885,000 for the three months ended June 30, 2018. Under the terms of the bill and hold agreement, title to the specified inventory is transferred to B&G. Under the new revenue recognition standard, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers as the customer has the right to control the inventory (prior to physical delivery) and the Company has a right to payment, which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2019 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

Reclassifications—Certain previously reported amounts have been reclassified to conform to the current period classification.

2.	Discontinued Operations

On July 13, 2018, the Company executed a nonbinding letter of intent with a perspective buyer of the Modesto facility. On October 9, 2018, the Company closed on the sale of the facility to this outside buyer with net proceeds of $63,326,000. During the second quarter of fiscal 2019, the Company ceased use of the Modesto facility. Based on its magnitude of revenue to the Company (approximately 15%) and because the Company was exiting the production of peaches, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by Accounting Standards Codification 210-05—Discontinued Operations. The business we exited is part of the Fruit and Vegetable segment.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

The following table presents information related to the major classes of assets and liabilities of Modesto that are classified as Held For Sale-Discontinued Operations in the Company's Condensed Consolidated Balance Sheets (in thousands):

	June 29	June 30
	2019	2018
Accounts Receivable	$-	$14,880
Inventories	-	1,739
Other Current Assets	98	77

Current Assets Held For Sale-Discontinued Operations	$98	$16,696

Other Assets	$1,143	$1,656
Property, Plant and Equipment (net)	-	19,976

Noncurrent Assets Held For Sale-Discontinued Operations	$1,143	$21,632

Accounts Payable and Accrued Expenses	$3,653	$25,589
Long-Term Debt and Capital Leases Current Portion	-	8,067
Current Liabilities Held For Sale-Discontinued Operations	$3,653	$33,656

Long-Term Debt and Capital Lease Obligations	$-	$624
Noncurrent Liabilities Held For Sale Discontinued Operations	$-	$624

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

The operating results of the discontinued operations that are reflected in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss) from discontinued operations are as follows:

	Three Months Ended
	June 29	June 30
	2019	2018

Net Sales	$-	$99,299

Costs and Expenses:

Cost of Product Sold	-	110,189
Selling, General and Administrative	-	780
Plant Restructuring Charge (a)	-	1,782
Interest (Income) Expense (b)	-	624
Total cost and expenses	-	113,375
Loss From Discontinued Operations Before Income Taxes	-	(14,076)
Gain on the Sale of Assets Before Income Taxes (c) (d)	-	(5,638)
Income Tax Benefit	-	(1,843)
Net Loss From Discontinued Operations, Net of Tax	$-	$(6,595)

Supplemental Information on Discontinued Operations:
Capital Expenditures	-	4,260
Depreciation	-	677

(a)	Includes $1,653,000 of Modesto severance in first quarter of fiscal 2019.
(b)	Includes interest on debt directly related to Modesto including the building mortgage and equipment leases and an allocation of the Company's line of credit facility.
(c)	Includes $663,000 gain on the sale of Modesto equipment in first quarter of fiscal 2019.
(d)	Includes a $4,975,000 gain on the sale of bins in the first quarter of fiscal 2019.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

3.	Revenue Recognition

In the following table, revenue is disaggregated by product category groups (in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Canned Vegetables	$180.7	$161.9
B&G*	7.0	7.3
Frozen	17.7	28.1
Fruit Products	22.7	21.2
Chip Products	2.9	2.0
Prepared Foods	29.8	17.3
Other	4.1	6.3
	$264.9	$244.1

*B&G includes canned and frozen vegetable sales exclusively for B&G.

4.	Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $164,517,000 as of the end of the first quarter of fiscal 2020 as compared to $121,607,000 as of the end of the first quarter of fiscal 2019. The change in the LIFO Reserve for the three months ended June 29, 2019 was an increase of $3,176,000 as compared to a decrease of $710,000 for the three months ended June 30, 2018. The following table shows inventory by category and the related LIFO balance (in thousands):

	June 29, 2019	June 30, 2018

Finished products	$405,372	$468,236
In process	33,568	41,943
Raw materials and supplies	219,075	179,022
	658,015	689,201
Less excess of FIFO cost over LIFO cost	164,517	121,607
Total inventories	$493,498	$567,594

5.	Leases

The Company determines if an arrangement is a lease at inception of the agreement. Operating leases are included in right-of-use operating assets, and current and noncurrent operating lease obligations in the Company’s Condensed Consolidated Balance Sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The right-of-use operating lease assets also include in its calculation any prepaid lease payments made and excludes any lease incentives received from the arrangement. The Company’s lease terms may include options to extend or terminate the lease, and the impact of these options are included in the lease liability and lease asset calculations when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and nonlease components for its leases when it is impractical to separate the two, such as leases with variable payment arrangements. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

The Company has operating leases for land, machinery and equipment. The Company also has finance leases for machinery and equipment. The commencement date used for the calculation of the lease obligation is the latter of the commencement date of the new standard (April 1, 2019) or the lease start date. Certain of the leases have options to extend the life of the lease, which are included in the liability calculation when the option is at the sole discretion of the Company and it is reasonably certain that the Company will exercise the option. In addition, the Company has certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred. Leases with an initial term of 12 months or less are not material. The Company currently has finance leases which were accounted for as capital leases under the previous standard and were unchanged as a result of this standard implementation.

Upon adoption of ASU 2016-02, the Company determined its right-of-use assets related to the operating leases for its plant equipment in Sunnyside, Washington were partially impaired and therefore were reduced with a corresponding charge to retained earnings of $2,019,000 (which is net of tax). Lastly, the estimated lives of these assets will be shortened due to the planned closure of the facility after the year’s pack.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows:

Three Months
June 29, 2019
(In thousands)
Lease cost:

Amortization of right of use asset	$1,067
Interest on lease liabilities	368
Finance lease cost	1,435
Operating lease cost	7,900
Total lease cost	$9,335

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$368
Operating cash flows from operating leases	8,961
Financing cash flows from finance leases	1,616
$10,945

Right-of-use assets obtained in exchange for new finance lease liabilities for the three months ended June 29, 2019	$237
Right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended June 29, 2019	$4,538
Weighted-average lease term (years):
Financing leases	5.7
Operating leases	4.1
Weighted-average discount rate (percentage):
Financing leases	4.2
Operating leases	4.6

Estimated undiscounted future lease payments under non-cancelable operating leases and financial leases, along with a reconciliation of undiscounted cash flows to operating and financing lease liabilities, respectively, as of June 29, 2019 (in thousands) were as follows:

Years ending March 31:	Operating	Financing
Balance of 2020	$21,295	$5,916
2021	27,507	7,888
2022	19,738	7,888
2023	13,623	7,888
2024	6,834	6,141
2025-2031	6,839	5,268
Total minimum payment required	$95,836	$40,989
Less interest	8,216	4,509
Present value of minimum lease payments	87,620	36,480
Amount due within one year	26,641	6,573
Long-term lease obligations	$60,979	$29,907

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

As the Company has not restated prior year information for its adoption of ASC Topic 842, the following presents its future minimum lease payments for operating and capital leases under ASC Topic 840 on March 31, 2019:

Years ending March 31:	Operating	Capital
2020	$28,689	$7,827
2021	24,938	7,827
2022	17,526	7,827
2023	12,062	7,827
2024	5,950	6,102
2025-2031	6,927	5,267
Total minimum payment required	$96,092	$42,677
Less interest		4,973
Present value of minimum lease payments		37,704
Amount due within one year		6,418
Long-term capital lease obligation		$31,286

6.	Revolving Credit Facility

The Company entered into a five-year revolving credit facility (“Revolver”) on July 5, 2016. Maximum borrowings under the Revolver total $400,000,000 from April through July and $500,000,000 from August through March.   The Revolver balance as of June 29, 2019 was $136,014,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheets since the Revolver matures on July 5, 2021. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The decrease in average amount of Revolver borrowings during the first three months of fiscal 2020 compared to the first three months of fiscal 2019 was attributable to the sale of certain Company facilities during the last year (mostly Modesto, California).

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

The following table documents the quantitative data for Revolver borrowings during the first quarter of fiscal 2020 and fiscal 2019:

	First Quarter
	2020	2019
	(In thousands)
Reported end of period:
Outstanding borrowings	$136,014	$207,610
Weighted average interest rate	4.00%	3.62%
Reported during the period:
Maximum amount of borrowings	$151,107	$294,062
Average outstanding borrowings	$134,135	$262,794
Weighted average interest rate	3.96%	3.50%

7.	Stockholders’ Equity

During the three-month period ended June 29, 2019, the Company repurchased $2,744,000 of its Class A Common Stock as Treasury Stock. As of June 29, 2019, there are 2,864,133 shares or $78,484,000 of repurchased stock. These shares are not considered outstanding.

8.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended
	June 29, 2019	June 30, 2018
	(In thousands)
Service Cost	$2,288	$2,442
Interest Cost	2,296	2,243
Expected Return on Plan Assets	(3,958)	(3,596)
Amortization of Prior Service Cost	30	30
Amortization of Net Loss	-	303
Net Periodic Benefit Cost	$656	$1,422

There was no contribution to the pension plan in the three month periods ended June 29, 2019 or June 30, 2018.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

9.	Plant Restructuring

The following table summarizes the rollforward of restructuring charges and accelerated amortization of operating leases recorded and the accruals established:

	Restructuring Payable
	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2019	$225	$1	$226
First quarter charge	586	4,220	4,806
Cash payments/write offs	(170)	(4,220)	(4,390)
Balance June 29, 2019	$641	$1	$642

	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2018	$-	$-	$-
First quarter charge	110	(72)	38
Cash payments/write offs	-	72	72
Balance June 30, 2018	$110	$-	$110

During the quarter ended June 29, 2019, the Company recorded a restructuring charge of $4,806,000 related to the closing of plants in the Midwest and Northwest, of which $1,975,000 was mostly related to equipment moves and $586,000 was related to severance. In addition, the Company recorded $2,245,000 for accelerated amortization of right-of-use operating lease assets due to the planned closure of Sunnyside this Fall.

During the quarter ended June 30, 2018, the Company recorded a restructuring charge of $38,000 related to the closing of a plant in the Northwest.

10.	Other Operating Income and Expense

During the three months ended June 29, 2019, the Company recorded a gain on the partial sale of a plant in the Midwest of $4,075,000. The Company also recorded a gain of on the sale of unused fixed assets of $752,000. During the three months ended June 30, 2018, the Company sold unused fixed assets which resulted in a gain of $806,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss).

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

11.	Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements – Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard retrospectively at the beginning of the period of adoption, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual periods beginning after December 15, 2018. We adopted ASU 2016-02 as of April 1, 2019, using the optional transition method provided by ASU 2018-11. The standard resulted in the initial recognition of $88,333,000 of total operating lease assets and $91,025,000 of net operating lease liabilities and a net adjustment to retained earnings totaling $2,019,000 ($2,692,000 less tax effect of $673,000 on the Condensed Consolidated Balance Sheet on April 1, 2019. The standard did not materially impact the Condensed Consolidated Statement of Income or Condensed Consolidated Statement of Cash Flows.  The Company adjustment to retained earnings of $2,019,000, was due to an impairment loss that was related to a Northwest plant impairment which was incurred in March 2019 just prior to adoption of this standard. The disclosures required by the recently adopted accounting standard are included in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented. We are currently evaluating the effect that ASU 2018-14 will have on our condensed consolidated financial statements and related disclosures.

              There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended June 29, 2019.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

12.	Earnings per Common Share

Earnings per share from continuing and discontinued operations for the quarters ended June 29, 2019 and June 30, 2018 are as follows:

	Q U A R T E R
(Thousands, except per share amounts)	Fiscal 2020	Fiscal 2019
Continuing Operations
Basic

Earnings (loss) from continuing operations	$1,103	$(2,160)
Deduct preferred stock dividends paid	6	6

Undistributed earnings (loss) from continuing operations	1,097	(2,166)
Earnings (loss) from continuing operations attributable to participating preferred	4	(8)

Earnings (loss) from continuing operations attributable to common shareholders	$1,093	$(2,158)

Weighted average common shares outstanding	9,477	9,744

Basic earnings (loss) per common share from continuing operations	$0.12	$(0.22)

Diluted

Earnings (loss) from continuing operations attributable to common shareholders	$1,093	$(2,158)
Add dividends on convertible preferred stock	5	-

Earnings (loss) from continuing operations attributable to common stock on a diluted basis	$1,098	$(2,158)

Weighted average common shares outstanding-basic	9,477	9,744
Additional shares issued related to the equity compensation plan	2	-
Additional shares to be issued under full conversion of preferred stock	67	-

Total shares for diluted	9,546	9,744

Diluted earnings (loss) per common share from continuing operations	$0.12	$(0.22)

Note: For fiscal 2019, add backs for equity compensation and additional shares that were anti-dilutive were excluded.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

	Q U A R T E R
(Thousands, except per share amounts)	Fiscal 2020	Fiscal 2019
Discontinued Operations
Basic

Loss from discontinued operations	$-	$(6,595)
Deduct preferred stock dividends paid	-	6

Undistributed loss from continuing operations	-	(6,601)
Loss from continuing operations attributable to participating preferred	-	(26)

Loss from continuing operations attributable to common shareholders	$-	$(6,575)

Weighted average common shares outstanding	9,477	9,744

Basic loss per common share from continuing operations	$-	$(0.67)

Diluted

Loss from continuing operations attributable to common shareholders	$-	$(6,575)
Add dividends on convertible preferred stock	-	-

Loss from continuing operations attributable to common stock on a diluted basis	$-	$(6,575)

Weighted average common shares outstanding-basic	9,477	9,744
Additional shares issued related to the equity compensation plan	2	-
Additional shares to be issued under full conversion of preferred stock	67	-

Total shares for diluted	9,546	9,744

Diluted loss per common share from continuing operations	$-	$(0.67)

Note: For fiscal 2019, add backs for equity compensation and additional shares that were anti-dilutive were excluded.

13.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $246,733,000 and an estimated fair value of $246,639,000 as of June 29, 2019. As of March 31, 2019, the carrying amount was $266,245,000 and the estimated fair value was $266,140,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 29, 2019

14.	Income Taxes

The effective tax rate for continuing operations was 20.5% and 23.6% for the three month periods ended June 29, 2019 and June 30, 2018, respectively. The change in tax rate resulting from federal credits and incentives is a 4.0 percentage point decrease.  This change is a majority of the 3.1 percentage point decrease in the effective tax rate.  The dollar amount of these credits and incentives did not change significantly from 2019 to 2020.  The decrease is the result of the change in projected pre-tax income from 2019 to 2020. This resulted in the federal credits and incentives having a larger impact on the tax rate in 2020.

15\.	Legal Proceedings and Other Contingencies

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages, including proceedings involving product liability claims, workers’ compensation along with other employee claims, tort and other general liability claims, for which it carries insurance, as well as patent infringement and related litigation. The Company is in a highly regulated industry and is also periodically involved in government actions for regulatory violations and other matters surrounding the manufacturing of its products, including, but not limited to, environmental, employee, and product safety issues. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company does not believe that an adverse decision in any of these legal proceedings would have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 29, 2019

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. The Company’s product offerings include canned, frozen and bottled produce and snack chips. Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. The Company’s canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs. The Company packs Green Giant®, Le Sueur® and other brands of canned vegetables as well as select Green Giant® frozen vegetables for B&G Foods North America (“B&G”) under a contract packing agreement. In addition, Seneca provides contract packing services mostly through its wholly owned subsidiary Truitt Bros., Inc.

During April 2019, the Company announced production at its fruit processing plant in Sunnyside, Washington will cease after the end of the 2019 production season. The Company will continue to store, case and label products at this facility until sometime later this year. Therefore, this facility will not be available for immediate sale until sometime later this year.

The Company’s raw product is harvested mainly between June through November.

Results of Operations:

Sales:

The first fiscal quarter 2020 results include net sales of $264,925,000, which represents an 8.5% increase, or $20,832,000, from the first quarter of fiscal 2019.  The net increase in sales is due to volume increases of $10,414,000 and to higher selling prices/sales mix of $10,418,000. The increase in sales is primarily from a $18,758,000 increase in Canned Vegetable sales, a $12,449,000 increase in Prepared Food sales, a $1,527,000 increase in other Canned Fruit sales, partially offset by a $10,444,000 decrease in Frozen sales a $2,140,000 decrease in Other sales and a $227,000 decrease in B&G Foods, Inc. sales.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 29, 2019

The following table presents sales by product category (in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Canned Vegetables	$180.7	$161.9
B&G*	7.0	7.3
Frozen	17.7	28.1
Fruit Products	22.7	21.2
Chip Products	2.9	2.0
Prepared Foods	29.8	17.3
Other	4.1	6.3
	$264.9	$244.1

*B&G includes canned and frozen vegetable sales exclusively for B&G.

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended
	June 29, 2019	June 30, 2018
Gross Margin	7.2%	6.9%

Selling	2.8%	3.2%
Administrative	3.3%	4.0%
Plant Restructuring	1.8%	0.0%
Other Operating Income	-1.8%	-0.4%

Operating Income	1.1%	0.0%

Interest Expense, Net	1.3%	1.6%

For the three month period ended June 29, 2019, the gross margin increased from the prior year quarter from 6.9% to 7.2% due primarily to higher prices in the first quarter of 2020. The Company’s LIFO charge for the first quarter ended June 29, 2019 was $3,176,000 as compared to a credit of $710,000 for the first quarter ended June 30, 2018. This reflects the impact on the quarter of higher cost increases incurred in fiscal 2020, compared with to fiscal 2019. On an after-tax basis, LIFO decreased net earnings by $2,382,000 for the quarter ended June 29, 2019 and LIFO increased net earnings by $533,000 for the quarter ended June 30, 2018, based on the historical statutory federal income tax rates.

For the three month period ended June 29, 2019, selling costs as a percentage of sales decreased to 2.8% from 3.2% for the same period in the prior year. This decrease is primarily as a result of higher sales of product which don’t incur selling costs.

For the three month period ended June 29, 2019, administrative expense as a percentage of sales decreased from 4.0% to 3.3% primarily due to higher sales during the quarter and the fixed nature of these administrative costs.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 29, 2019

During the three months ended June 29, 2019, the Company recorded a gain on the partial sale of a plant in the Midwest of $4,075,000. The Company also recorded a gain of on the sale of unused fixed assets of $752,000. During the three months ended June 30, 2018, the Company sold unused fixed assets which resulted in a gain of $806,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss).

Interest expense for the first quarter ended June 29, 2019, as a percentage of sales, decreased to 1.3% from 1.6% in first quarter ended June 30, 2018. During fiscal 2020, overall borrowings were lower than the previous year along with higher sales for the current period.

Income Taxes:

The effective tax rate for continuing operations was 20.5% and 23.6% for the three month periods ended June 29, 2019 and June 30, 2018, respectively. The change in tax rate resulting from federal credits and incentives is a 4.0 percentage point decrease.  This change is a majority of the 3.1 percentage point decrease in the effective tax rate.  The dollar amount of these credits and incentives did not change significantly from 2019 to 2020.  The decrease is the result of the change in projected pre-tax income from 2019 to 2020. This resulted in the federal credits and incentives having a larger impact on the tax rate in 2020.

Earnings (Loss) per Share:

Basic and diluted continuing earnings (loss) per share were $0.12 and $(0.22) for the three months ended June 29, 2019 and June 30, 2018, respectively. For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	June 29,	June 30,	March 31,	March 31,
	2019	2018	2019	2018
Working Capital:
Balance	$441,815	$498,976	$490,871	$602,504
Change in Quarter	(49,056)	(103,528)
Long-Term Debt, Less Current Portion	246,645	318,282	265,900	407,733
Operating Lease Obligations, Less Current Portion	60,979	-	-	-
Financing Lease Obligations, Less Current Portion	29,907	-	-	-
Capital Lease Obligations, Less Current Portion	-	32,835	31,286	34,331
Total Stockholders' Equity Per Equivalent Common Share (see Note below)	43.39	40.84	43.27	41.73
Stockholders' Equity Per Common Share	43.80	41.21	43.67	42.11
Current Ratio	3.91	3.77	5.37	5.35

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 9 of the Notes to Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K for conversion details.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 29, 2019

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $37,843,000 in the first three months of fiscal 2020, compared to $86,950,000 in the first three months of fiscal 2019. The $49,107,000 decrease in cash provided is a $66,436,000 decrease in cash provided for inventory in the first three months of fiscal 2020 as compared to the first three months of fiscal 2019, a $14,792,000 increase in cash provided by accounts receivable, a $1,816,000 increase in cash provided by income taxes, a $708,000 increase in cash provided by other current assets partially offset by a $14,872,000 decrease in cash provided by accounts payable, accrued expenses and other liabilities and an increased net earnings of $9,858,000.

As compared to June 30, 2018, inventory decreased $74,096,000 to $493,498,000 at June 29, 2019. The components of the inventory decrease (excluding LIFO) reflect a $62,864,000 decrease in finished goods, an $8,375,000 decrease in work in process and a $40,053,000 increase in raw materials and supplies. The finished goods decrease primarily reflects lower inventory quantities attributable to the lower calendar year 2018 pack versus the calendar year 2017 pack. The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $164,517,000 as of the end of the first quarter of 2020 as compared to $121,607,000 as of the end of the first quarter of 2019.

Cash used in investing activities was $3,378,000 in the first three months of fiscal 2020 compared to cash used in investing activities of $75,000 in the first three months of fiscal 2019. Additions to property, plant and equipment were $9,776,000 in the first three months of fiscal 2020 as compared to $10,462,000 in first three months of fiscal 2019. Proceeds from the sale of assets were $6,398,000 for the first three months of fiscal 2020 as compared to $10,387,000 in first three months of fiscal 2019.

Cash used in financing activities was $29,044,000 in the first three months of fiscal 2020, which included borrowings of $93,600,000 and the repayment of $118,272,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility (“Revolver”). Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2019. The Company repurchased treasury stock of $2,744,000 in the first three months of fiscal 2020 but did not repurchase any stock during the first quarter of fiscal year 2019.

The Company entered into a five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of June 29, 2019, the interest rate was approximately 4.00% on a balance of $136,014,000. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At June 29, 2019, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 29, 2019

Seasonality

The Company's revenues are typically higher in the second and third fiscal quarters. This is due in part because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to B&G either weekly during production for specialty items, or at the end of each pack cycle, which typically occurs during the months of June to October. B&G buys the product from the Company at cost plus a specified fee for each equivalent case. See the Critical Accounting Policies section below for further details. The Company’s non-Green Giant sales also exhibit seasonality with the third fiscal quarter generating the highest retail sales due to holidays that occur during that quarter.

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 29, 2019

Critical Accounting Policies

During the three months ended June 29, 2019, the Company sold $5,706,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $6,885,000 for the three months ended June 30, 2018. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. Under the new revenue recognition standard, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers as the customer has the right to control the inventory (prior to physical delivery) and the Company has a right to payment, which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

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

The Company uses the lower of cost, determined under the LIFO (last-in, first out) method, or market, to value substantially all of its inventories. In a high inflation environment that the Company is experiencing, the Company believes that the LIFO method was preferable over the FIFO method because it better compares the cost of current production to current revenue.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility and the $100,000,000 term loan. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate capital lease obligations. There have been no material changes to the Company’s exposure to market risk since March 31, 2019.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 29, 2019, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to footnote 15 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2019 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) of
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
4/01/2019 – 4/30/2019 (1)	31,326	-	$24.39	$-	31,326
5/01/2019 – 5/31/2019	37,173	-	$24.12	$-	37,173
6/01/2019 – 6/30/2019 (2)	41,501	-	$26.12	$-	41,501
Total	110,000	-	$24.95	$-	110,000	770,304

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the three months ended June 29, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net earnings (loss), (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of stockholders’ equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
(Company)

/s/Kraig H. Kayser
August 7, 2019
Kraig H. Kayser
President and
Chief Executive Officer

/s/Timothy J. Benjamin
August 7, 2019
Timothy J. Benjamin
Chief Financial Officer