Form 10-Q
period 2019-09-28
Seneca Foods Corp
filed 2019-11-06
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 2019	Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Company as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Title of Each Class Common Stock Class A, $.25 Par Common Stock Class B, $.25 Par	Trading Symbol SENEA SENEB	Name of Exchange on Which Registered NASDAQ Global Market NASDAQ Global Market

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 30, 2019
Common Stock Class A, $.25 Par	7,518,805
Common Stock Class B, $.25 Par	1,753,136

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 28, 2019	September 29, 2018	March 31, 2019
ASSETS

Current Assets:
Cash and Cash Equivalents	$17,640	$12,795	$11,480
Accounts Receivable, Net	116,035	99,799	84,122
Contracts Receivable	7,334	-	-
Current Assets Held For Sale	-	23,148	1,568
Current Assets Held For Sale-Discontinued Operations	98	23,690	98
Inventories	575,183	683,897	501,684
Refundable Income Taxes	-	1,466	1,221
Other Current Assets	7,614	5,443	3,075
Total Current Assets	723,904	850,238	603,248
Property, Plant and Equipment, Net	204,746	242,408	239,273
Right-of-Use Assets Operating Net	76,178	-	-
Right-of-Use Assets Financing, Net	33,640	-	-
Deferred Income Taxes, Net	3,190	5,675	2,417
Noncurrent Assets Held For Sale-Discontinued Operations	1,143	20,641	1,143
Other Assets	2,882	2,938	2,801
Total Assets	$1,045,683	$1,121,900	$848,882

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$195,676	$212,111	$61,024
Deferred Revenue	9,547	9,357	4,098
Accrued Vacation	11,786	11,605	11,678
Accrued Payroll	11,622	10,745	5,105
Other Accrued Expenses	21,343	28,587	19,363
Income Taxes Payable	1,095	-	-
Current Liabilities Held For Sale	-	141	61
Current Liabilities Held For Sale-Discontinued Operations	3,649	16,300	4,285
Current Portion of Operating Lease Obligations	25,776	-	-
Current Portion of Financing Lease Obligations	6,137	-	-
Current Portion of Capital Lease Obligations	-	5,784	6,418
Current Portion of Long-Term Debt	-	849	345
Total Current Liabilities	286,631	295,479	112,377
Long-Term Debt, Less Current Portion	243,978	353,549	265,900
Operating Lease Obligations, Less Current Portion	52,992	-	-
Financing Lease Obligations, Less Current Portion	26,773	-	-
Capital Lease Obligations, Less Current Portion	-	30,757	31,286
Pension Liabilities	18,661	26,233	17,349
Noncurrent Liabilities Held For Sale	-	616	305
Noncurrent Liabilities Held For Sale-Discontinued Operations	-	552	-
Other Long-Term Liabilities	3,986	4,933	4,180
Total Liabilities	633,021	712,119	431,397
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	703	707	707
Common Stock, $.25 Par Value Per Share	3,040	3,038	3,039
Additional Paid-in Capital	98,313	98,211	98,260
Treasury Stock, at Cost	(84,320)	(71,135)	(75,740)
Accumulated Other Comprehensive Loss	(18,285)	(25,169)	(18,285)
Retained Earnings	413,211	404,129	409,504
Total Stockholders' Equity	412,662	409,781	417,485
Total Liabilities and Stockholders’ Equity	$1,045,683	$1,121,900	$848,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Net Sales	$370,002	$320,660	$634,927	$564,753

Costs and Expenses:
Cost of Product Sold	345,947	309,652	591,698	536,957
Selling, General and Administrative	17,692	18,355	33,950	36,043
Plant Restructuring Charge	1,146	845	5,952	883
Other Operating Income	(2,174)	(3,359)	(7,001)	(4,274)
Total Costs and Expenses	362,611	325,493	624,599	569,609
Operating Income (Loss)	7,391	(4,833)	10,328	(4,856)
Other Income	(1,804)	(1,022)	(3,607)	(2,042)
Interest Expense, Net	3,141	3,898	6,493	7,723
Earnings (Loss) From Continuing Operations Before Income Taxes	6,054	(7,709)	7,442	(10,537)
Income Taxes (Benefit) From Continuing Operations	1,419	(2,075)	1,704	(2,743)
Earnings (Loss) From Continuing Operations	4,635	(5,634)	5,738	(7,794)
Earnings From Discontinued Operations (net of income taxes)	-	14,750	-	8,155
Net Earnings	$4,635	$9,116	$5,738	$361

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.50	$(0.58)	$0.61	$(0.80)
Discontinued Operations	$-	$1.51	$-	$0.83
Net Basic Earnings per Common Share	$0.50	$0.93	$0.61	$0.03

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.49	$(0.58)	$0.61	$(0.80)
Discontinued Operations	$-	$1.50	$-	$0.83
Net Diluted Earnings per Common Share	$0.49	$0.92	$0.61	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Comprehensive income:
Net earnings	$4,635	$9,116	$5,738	$361
Change in pension, post retirement benefits and other (net of tax)	-	51	-	102
Total	$4,635	$9,167	$5,738	$463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	September 28, 2019	September 29, 2018
Cash Flows from Operating Activities:
Net Earnings (Loss) From Continuing Operations	$5,738	$(7,794)
Net Earnings From Discontinued Operations (Net of Tax)	-	8,155

Adjustments to Reconcile Net Earnings (Loss) to
Net Cash Provided By Operations:
Depreciation & Amortization	14,698	16,086
Gain on the Sale of Assets	(7,036)	(10,115)
Provision for Restructuring and Impairment	5,682	4,287
Deferred Income Tax Benefit	(773)	(99)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(39,247)	(25,797)
Inventories	(73,499)	(72,266)
Other Current Assets	(4,539)	(3,226)
Income Taxes	2,989	(324)
Accounts Payable, Accrued Expenses and Other Liabilities	160,585	157,812
Net Cash Provided By Operations	64,598	66,719
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(16,472)	(20,318)
Proceeds from the Sale of Assets	10,429	20,055
Net Cash Used In Investing Activities	(6,043)	(263)
Cash Flows from Financing Activities:
Long-Term Borrowing	226,902	237,304
Payments on Long-Term Debt and Lease Obligations	(267,020)	(304,777)
Other Assets	(433)	301
Payments on Financing Leases	(3,252)	-
Purchase of Treasury Stock	(8,580)	(1,579)
Dividends	(12)	(12)
Net Cash Used In Financing Activities	(52,395)	(68,763)

Net Increase (Decrease) in Cash and Cash Equivalents	6,160	(2,307)
Cash and Cash Equivalents, Beginning of the Period	11,480	15,102
Cash and Cash Equivalents, End of the Period	$17,640	$12,795

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Lease Obligations	$7,045	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2020:
Balance March 31, 2019	$707	$3,039	$98,260	$(75,740)	$(18,285)	$409,504
Net earnings	-	-	-	-	-	1,103
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(2,744)	-	-
Operating lease impairment adjustment upon the adoption of ASU 2016-02 "Leases" (net of tax)	-	-	-	-	-	(2,019)
Balance June 29, 2019	$707	$3,039	$98,285	$(78,484)	$(18,285)	$408,576
Second Quarter FY 2020:
Net earnings	-	-	-	-	-	4,635
Equity incentive program	-	-	25	-	-	-
Preferred stock conversion	(4)	1	3	-	-	-
Purchase treasury stock	-	-	-	(5,836)	-	-
Balance September 28, 2019	$703	$3,040	$98,313	$(84,320)	$(18,285)	$413,211
First Quarter FY 2019:
Balance March 31, 2018	$707	$3,038	$98,161	$(69,556)	$(25,067)	$403,780
Net loss	-	-	-	-	-	(8,755)
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Change in pension, post retirement benefits, other (net of tax)	-	-	-	-	(51)	-
Balance June 30, 2018	$707	$3,038	$98,186	$(69,556)	$(25,118)	$395,013
Second Quarter FY 2019:
Net earnings	-	-	-	-	-	9,116
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(1,579)	-	-
Change in pension, post retirement benefits, other (net of tax)	-	-	-	-	(51)	-
Balance September 29, 2018	$707	$3,038	$98,211	$(71,135)	$(25,169)	$404,129

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
September 28, 2019	200,000	1,400,000	37,155	500	20,000,000	10,000,000
Shares outstanding:
September 28, 2019	200,000	807,240	37,155	500	7,481,479	1,753,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of September 28, 2019 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2019 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and six month periods ended September 28, 2019 are not necessarily indicative of the results to be expected for the full year.

During the six months ended September 28, 2019, the Company sold $68,139,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $38,302,000 for the six months ended September 29, 2018. Under the terms of the bill and hold agreement, title to the specified inventory is transferred to B&G. Under the new revenue recognition standard, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers as the customer has the right to control the inventory (prior to physical delivery) and the Company has a right to payment, which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

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

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

The following table presents information related to the major classes of assets and liabilities of Modesto that are classified as Held For Sale-Discontinued Operations in the Company's Consolidated Balance Sheets (in thousands):

	September 28	September 29	March 31
	2019	2018	2019
Accounts Receivable	$-	$5,058	$-
Inventories	-	18,632	-
Other Current Assets	98	-	98

Current Assets Held For Sale-Discontinued Operations	$98	$23,690	$98

Other Assets	$1,143	$1,674	$1,143
Property, Plant and Equipment (net)	-	18,967	-

Noncurrent Assets Held For Sale-Discontinued Operations	$1,143	$20,641	$1,143

Accounts Payable and Accrued Expenses	$3,649	$16,178	$4,285
Long-Term Debt and Capital Leases Current Portion	-	122	-
Current Liabilities Held For Sale-Discontinued Operations	$3,649	$16,300	$4,285

Long-Term Debt and Capital Lease Obligations	$-	$552	$-
Noncurrent Liabilities Held For Sale Discontinued Operations	$-	$552	$-

The operating results of the discontinued operations that are reflected in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss) from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	September 28	September 29	September 28	September 29
	2019	2018	2019	2018

Net Sales	$-	$10,750	$-	$110,049

Costs and Expenses:

Cost of Product Sold	-	13,887	-	124,076
Selling, General and Administrative	-	218	-	998
Plant Restructuring Charge (a)	-	1,714	-	3,496
Interest (Income) Expense (b)	-	453	-	1,077
Total cost and expenses	-	16,272	-	129,647
Loss From Discontinued Operations Before Income Taxes	-	(5,522)	-	(19,598)
Gain on the Sale of Assets Before Income Taxes (c) (d)	-	(24,628)	-	(30,266)
Income Tax Benefit	-	4,356	-	2,513
Net Loss From Discontinued Operations, Net of Tax	$-	$14,750	$-	$8,155

Supplemental Information on Discontinued Operations:
Capital Expenditures	-	-	-	3,937
Depreciation	-	618	-	1,295

(a)	Includes $1,653,000 and $1,648,000 of Modesto severance in the three and six month periods of prior year, respectively.
(b)	Includes interest on debt directly related to Modesto including the building mortgage and equipment capital leases and an allocation of the Company's line of credit facilty.
(c)	Includes a $24,211,000 gain from LIFO layer liquidations from the disposal of the inventory for both prior three and six months.
(d)	Includes a $4,975,000 gain on the sale of bins for the prior six months period.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

3.	Revenue Recognition

In the following table, revenue is disaggregated by product category groups (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Canned Vegetables	$227.0	$209.7	$405.9	$371.6
B&G*	61.8	31.7	68.9	39.0
Frozen	25.0	29.7	44.5	57.8
Fruit Products	26.9	22.3	49.5	43.5
Chip Products	3.1	3.2	6.0	5.2
Prepared Foods	23.6	19.9	53.4	37.3
Other	2.6	4.2	6.7	10.4
	$370.0	$320.7	$634.9	$564.8

*B&G includes canned and frozen vegetable sales exclusively for B&G.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

4.	Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $165,221,000 as of the end of the second quarter of fiscal 2020 as compared to $134,953,000 as of the end of the second quarter of fiscal 2019.  The change in the LIFO Reserve for the three months ended September 28, 2019 was an increase of $704,000 as compared to a decrease of $9,550,000 for the three months ended September 29, 2018.

The change in the LIFO Reserve from continuing operations for the six months ended September 28, 2019 was an increase of $3,880,000 as compared to a decrease of $10,054,000 for the six months ended September 29, 2018.  This current year-to-date reflects the projected impact of an overall cost increase expected in fiscal 2020 versus fiscal 2019.  The following table shows inventory by category and the related LIFO balance (in thousands):

	September 28, 2019	September 29, 2018	March 31, 2019

Finished products	$547,116	$640,258	$454,920
In process	27,190	46,274	42,045
Raw materials and supplies	166,098	132,318	166,060
	740,404	818,850	663,025
Less excess of FIFO cost over LIFO cost	165,221	134,953	161,341
Total inventories	$575,183	$683,897	$501,684

5.	Leases

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

September 28, 2019

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows (In thousands) :

	Three Months	Six Months
	September 28, 2019	September 28, 2019

Lease cost:

Amortization of right of use asset	$1,040	$2,107
Interest on lease liabilities	344	712
Finance lease cost	1,384	2,819
Operating lease cost	7,789	15,689
Total lease cost	$9,173	$18,508

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases		$712
Operating cash flows from operating leases		18,390
Financing cash flows from finance leases		3,252
Total		$22,354

Right-of-use assets obtained in exchange for new finance lease liabilities		$1,471
Right-of-use assets obtained in exchange for new operating lease liabilities		$5,574
Weighted-average lease term (years):
Financing leases		5.6
Operating leases		3.9
Weighted-average discount rate (percentage):
Financing leases		4.2
Operating leases		4.6

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENCED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

Undiscounted future lease payments under non-cancelable operating leases and financial leases, along with a reconciliation of undiscounted cash flows to operating and financing lease liabilities, respectively, as of September 28, 2019 (in thousands) were as follows:

Years ending March 31:	Operating	Financing
Balance of 2020	$11,984	$3,651
2021	27,300	7,300
2022	19,666	7,300
2023	13,516	7,300
2024	6,518	5,583
2025-2031	7,169	5,748
Total minimum payment required	$86,153	$36,882
Less interest	7,385	3,972
Present value of minimum lease payments	78,768	32,910
Amount due within one year	25,776	6,137
Long-term lease obligations	$52,992	$26,773

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

The Company entered into a five-year revolving credit facility (“Revolver”) on July 5, 2016. Maximum borrowings under the Revolver total $400,000,000 from April through July and $500,000,000 from August through March.   The Revolver balance as of September 28, 2019 was $133,338,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheets since the Revolver matures on July 5, 2021. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

The decrease in average amount of Revolver borrowings during the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was attributable to the sale of certain Company facilities during the last year (mostly Modesto, California).

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the second quarter and year-to-date for fiscal 2020 and fiscal 2019:

	Second Quarter		Year-to-Date
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$133,338	$242,947	$133,338	$242,947
Weighted average interest rate	3.64%	3.73%	3.64%	3.73%
Reported during the period:
Maximum amount of borrowings	$151,477	$242,947	$151,477	$294,062
Average outstanding borrowings	$131,551	$220,917	$132,836	$241,855
Weighted average interest rate	3.81%	3.64%	3.90%	3.56%

7.	Stockholders’ Equity

During the six-month period ended September 28, 2019, the Company repurchased $5,054,000 of its Class A Common Stock and $3,526,000 of its Class B Common Stock as Treasury Stock. As of September 28, 2019, there are 2,926,518 shares or $84,320,000 of repurchased stock. These shares are not considered outstanding.

8.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Service Cost	$2,288	$2,442	$4,572	$4,885
Interest Cost	2,296	2,243	4,593	4,486
Expected Return on Plan Assets	(3,958)	(3,596)	(7,913)	(7,192)
Amortization of Prior Service Cost	30	30	60	60
Amortization of Net Loss	-	303	-	605
Net Periodic Benefit Cost	$656	$1,422	$1,312	$2,844

There was no contribution to the pension plan in the six month periods ended September 28, 2019 or September 29, 2018.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

9.	Plant Restructuring

The following table summarizes the rollforward of restructuring charges and related asset impairment charges recorded and the accruals established:

	Restructuring Payable
	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2019	$225	$1	$226
First quarter charge	586	4,220	4,806
Second quarter charge	386	760	1,146
Cash payments/write offs	(836)	(4,981)	(5,817)
Balance September 28, 2019	$361	$-	$361

	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2018	$-	$-	$-
First quarter charge	110	(72)	38
Second quarter charge	845	-	845
Cash payments/write offs	(177)	72	(105)
Balance September 29, 2018	$778	$-	$778

During the quarter ended September 28, 2019 the Company recorded a restructuring charge of $1,146,000 related to the closing of plants in the Midwest and Northwest of which $2,230,000 was for accelerated amortization of right-of-use operating lease assets, $405,000 was mostly related to equipment moves and $386,000 was related to severance. The Company also recorded a credit of $1,875,000 for the reduced lease liability of previously impaired leases. During the quarter ended June 29, 2019, the Company recorded a restructuring charge of $4,806,000 related to the closing of plants in the Midwest and Northwest of which $2,245,000 was for accelerated amortization of right-of-use operating lease assets, $1,975,000 was mostly related to equipment moves and $586,000 was related to severance.

During the quarter ended September 29, 2018, the Company recorded a restructuring charge of $845,000 related to the closing and sale of plants in the East and Northwest of which $841,000 was related to severance cost, and $4,000 which was related to other costs (mostly equipment moves). During the quarter ended June 30, 2018, the Company recorded a restructuring charge of $38,000, related to the closing of plants in the Northwest of which $110,000 was related to severance cost, a $(92,000) credit related to asset impairments (contra fixed assets), and $20,000 was related to other costs (mostly equipment moves).

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

10.	Other Operating Income and Expense

During the six months ended September 28, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $3,742,000. The Company also recorded a gain of on the sale of unused fixed assets of $3,259,000. During the six months ended September 29, 2018, the Company sold unused fixed assets which resulted in a gain of $4,060,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

11.	Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements – Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard retrospectively at the beginning of the period of adoption, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual periods beginning after December 15, 2018. We adopted ASU 2016-02 as of April 1, 2019, using the optional transition method provided by ASU 2018-11.  The standard resulted in the initial recognition of $88,333,000 of total operating lease assets and $91,025,000 of net operating lease liabilities and a net adjustment to retained earnings totaling $2,019,000 ($2,692,000 less tax effect of $673,000) on the Condensed Consolidated Balance Sheet on April 1, 2019. The standard did not materially impact the Condensed Consolidated Statement of Income or Condensed Consolidated Statement of Cash Flows. At adoption, the Company recorded an adjustment to retained earnings of $2,019,000, which includes an impairment loss that was related to a Northwest plant impairment which was incurred in March 2019 just prior to adoption of this standard. The disclosures required by the recently adopted accounting standard are included in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

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

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended September 28, 2019.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

12.	Earnings (Loss) per Common Share

Earnings per share from continuing and discontinued operations for the quarters and year-to-date periods ended September 28, 2019 and September 29, 2018 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except per share amounts)	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Continuing Operations
Basic

Earnings (loss) from continuing operations	$4,635	$(5,634)	$5,738	$(7,794)
Deduct preferred stock dividends paid	6	6	12	12

Undistributed earnings (loss) from continuing operations	4,629	(5,640)	5,726	(7,806)
Earnings (loss) from continuing operations attributable to participating preferred	19	(22)	23	(30)

Earnings (loss) from continuing operations attributable to common shareholders	$4,610	$(5,618)	$5,703	$(7,776)

Weighted average common shares outstanding	9,267	9,713	9,372	9,729

Basic earnings (loss) per common share from continuing operations	$0.50	$(0.58)	$0.61	$(0.80)

Diluted

Earnings (loss) from continuing operations attributable to common shareholders	$4,610	$(5,618)	$5,703	$(7,776)
Add dividends on convertible preferred stock	5	-	10	-

Earnings (loss) from continuing operations attributable to common stock on a diluted basis	$4,615	$(5,618)	$5,713	$(7,776)

Weighted average common shares outstanding-basic	9,267	9,713	9,372	9,729
Additional shares issued related to the equity compensation plan	2	-	2	-
Additional shares to be issued under full conversion of preferred stock	67	-	67	-

Total shares for diluted	9,336	9,713	9,441	9,729

Diluted earnings (loss) per common share from continuing operations	$0.49	$(0.58)	$0.61	$(0.80)

Note: For fiscal 2019, add backs for equity compenstion and additional shares that were anti-dilutive were excluded.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except per share amounts)	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Discontinued Operations
Basic

Earnings from discontinued operations	$-	$14,750	$-	$8,155
Deduct preferred stock dividends paid	-	6	-	12

Undistributed earnings from discontinued operations	-	14,744	-	8,143
Earnings from discontinued operations attributable to participating preferred	-	57	-	32

Earnings from discontinued operations attributable to common shareholders	$-	$14,687	$-	$8,111

Weighted average common shares outstanding	9,267	9,713	9,372	9,729

Basic earnings per common share from discontinued operations	$-	$1.51	$-	$0.83

Diluted

Earnings from discontinued operations attributable to common shareholders	$-	$14,687	$-	$8,111
Add dividends on convertible preferred stock	-	5	-	10

Earnings from continuing operations attributable to common stock on a diluted basis	$-	$14,692	$-	$8,121

Weighted average common shares outstanding-basic	9,267	9,713	9,372	9,729
Additional shares issued related to the equity compensation plan	2	2	2	2
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	9,336	9,782	9,441	9,798

Diluted earnings per common share from discontinued operations	$-	$1.50	$-	$0.83

Note: For fiscal 2019, add backs for equity compensation and additional shares that were anti-dilutive were excluded.

13.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $243,978,000 and an estimated fair value of $243,903,000 as of September 28, 2019.  Long-term debt, including current portion had a carrying amount of $354,398,000 and an estimated fair value of $354,304,000 as of September 29, 2018.  As of March 31, 2019, the carrying amount was $266,245,000 and the estimated fair value was $266,140,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2019

14.	Income Taxes

The effective tax rate for continuing operations was 22.9% and 26.0% for the six month periods ended September 28, 2019 and September 29, 2018, respectively. The 3.1 percentage point decrease in tax rate is primarily due to federal credits and incentives. The dollar amount of the federal credits and incentives did not change significantly from 2019 to 2020.  The decrease is the result of an increase in projected pre-tax income from 2019 to 2020. This increase resulted in the federal credits and incentives having a smaller impact on the tax rate in 2020.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
September 28, 2019

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

During April 2019, the Company announced production at its fruit processing plant in Sunnyside, Washington will cease after the end of the 2019 production season. The Company will continue to store, case and label products at this facility until sometime later this year. Therefore, this facility will not be available for immediate sale until sometime later this year. The plant restructuring charge for Sunnyside right-of-use assets is being amortized over seven months.

The Company’s raw product is harvested mainly between June through November.

Results of Operations:

Sales:

The second fiscal quarter 2020 results include net continuing sales of $370,002,000, which represents a 15.4% increase, or $49,342,000, from the second quarter of fiscal 2019.  The net increase in sales is due to a sales volume increase of $25,730,000 and by higher selling prices/sales mix of $23,612,000. The increase in sales is primarily from a $30,122,000 increase in B&G Foods, Inc. sales, a $17,283,000 increase in other Canned Vegetable sales, a $4,561,000 increase in Fruit sales and a $3,758,000 increase in Prepared Food sales partially offset by a $4,682,000 decrease in Frozen sales and a $1,586,000 decrease in Other sales.

The six months ended 2020 results include net continuing sales of $634,927,000, which represents a 12.4% increase, or $70,174,000, from the second quarter of fiscal 2019. The net increase in sales is due to a sales volume increase of $36,144,000 and by higher selling prices/sales mix of $34,030,000.  The increase in sales is primarily from a $34,255,000 increase in Canned Vegetable sales, a $29,895,000 increase in B&G Foods, Inc. sales, a $16,207,000 increase in Prepared Food sales, a $6,088,000 increase in Fruit sales, partially offset by a $13,340,000 decrease in Frozen sales and a $3,726,000 decrease in Other sales.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
September 28, 2019

The following table presents sales by product category (in millions):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Canned Vegetables	$227.0	$209.7	$405.9	$371.6
B&G*	61.8	31.7	68.9	39.0
Frozen	25.0	29.7	44.5	57.8
Fruit Products	26.9	22.3	49.5	43.5
Chip Products	3.1	3.2	6.0	5.2
Prepared Foods	23.6	19.9	53.4	37.3
Other	2.6	4.2	6.7	10.4
	$370.0	$320.7	$634.9	$564.8

*B&G includes canned and frozen vegetable sales exclusively for B&G.

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross Margin	6.5%	3.4%	6.8%	4.9%

Selling	2.3%	2.5%	2.5%	2.9%
Administrative	2.4%	3.0%	2.8%	3.4%
Plant Restructuring	0.3%	0.3%	0.9%	0.2%
Other Operating Income	-0.6%	-1.0%	-1.1%	-0.8%

Operating Income	2.0%	-1.5%	1.6%	-0.9%

Interest Expense, Net	0.8%	1.2%	1.0%	1.4%

For the three month period ended September 28, 2019, the gross margin increased from the prior year quarter from 3.4% to 6.5% due primarily to higher prices in the second quarter of 2020 and a lower LIFO charge.  The LIFO charge from continuing operations for the second quarter ended September 28, 2019 was $704,000 as compared to a charge of $14,661,000 for the second quarter ended September 29, 2018 and reflects the impact on the quarter of lower cost increases incurred in fiscal 2020, compared with higher cost increases to fiscal 2019.  On an after-tax basis, the LIFO impact on net earnings decreased by $528,000 for the quarter ended September 28, 2019 and decreased the LIFO impact on net earnings by $10,996,000 for the quarter ended September 29, 2018, based on the historical statutory federal income tax rate.

For the six month period ended September 28, 2019, the gross margin increased from the prior year period from 4.9% to 6.8% due primarily to higher selling prices and lower LIFO charge in the current year.  The LIFO charge for the first half ended September 28, 2019 which was $3,880,000 as compared to a charge of $14,157,000 for the first half ended September 29, 2018 and reflects the impact on the quarter of lower cost increases incurred in fiscal 2020, compared with higher cost increases to fiscal 2019.  On an after-tax basis, the LIFO impact on net earnings decreased by $2,910,000 for the first half ended September 28, 2019 and decreased the LIFO impact on net earnings by $10,618,000 for the first half ended September 29, 2018, based on the historical statutory federal income tax rate.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
September 28, 2019

For the three month period ended September 28, 2019, selling costs as a percentage of sales decreased from 2.5% to 2.3% compared to the prior year. For the six month period ended September 28, 2019, selling costs as a percentage of sales decreased from 2.9% to 2.5% compared to the prior year. This is primarily due to the fact that B&G sales were higher than the prior year quarter and year-to-date and they don’t incur selling costs.

For the three month period ended September 28, 2019, administrative expense as a percentage of sales decreased from 3.0% to 2.4%. For the six month period ended September 28, 2019, administrative expense as a percentage of sales decreased from 3.4% to 2.8%. This primarily due to higher sales during the quarter and six months compared to same periods in the prior year and the fixed nature of these administrative costs.

During the six months ended September 28, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $3,742,000. The Company also recorded a gain on the sale of unused fixed assets of $3,259,000. During the six months ended September 29, 2018, the Company sold unused fixed assets which resulted in a gain of $4,060,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the second quarter ended September 28, 2019, as a percentage of sales, decreased to 0.8% from 1.2% in second quarter ended September 29, 2018. Interest expense for the six months ended September 28, 2019, as a percentage of sales, decreased to 1.0% from 1.4% in second quarter ended September 29, 2018. During fiscal 2020, overall borrowings and interest rates were lower than the previous year.

Income Taxes:

The effective tax rate for continuing operations was 22.9% and 26.0% for the six month periods ended September 28, 2019 and September 29, 2018, respectively. The 3.1 percentage point decrease change in tax rate is primarily due to federal credits and incentives. The dollar amount of the federal credits and incentives did not change significantly from 2019 to 2020.  The decrease is the result of an increase in projected pre-tax income from 2019 to 2020. This increase resulted in the federal credits and incentives having a smaller impact on the tax rate in 2020.

Earnings (Loss) per Share:

Continuing basic earnings (loss) per share were $0.50 and $(0.58) for the three months ended September 28, 2019 and September 29, 2018, respectively.  Continuing diluted earnings (loss) per share were $0.49 and $(0.58) for the three months ended September 28, 2019 and September 29, 2018, respectively. Continuing basic and diluted (loss) earnings per share were $0.61 and $(0.80) for the six months ended September 28, 2019 and September 29, 2018, respectively.  For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
September 28, 2019

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	September 28,	September 29,	March 31,	March 31,
	2019	2018	2019	2018
Working Capital:
Balance	$437,273	$554,759	$490,871	$602,504
Change in Quarter	(4,542)	55,783
Long-Term Debt, Less Current Portion	243,978	353,549	265,900	407,733
Operating Lease Obligations, Less Current Portion	52,992	-	-	-
Financing Lease Obligations, Less Current Portion	26,773	-	-	-
Capital Lease Obligations, Less Current Portion	-	30,757	31,286	34,331
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	44.18	41.82	43.27	41.73
Stockholders' Equity Per Common Share	44.61	42.20	43.67	42.11
Current Ratio	2.53	2.88	5.37	5.35

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 9 of the Notes to Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $64,598,000 in the six months of fiscal 2020, compared to $66,719,000 in the first six months of fiscal 2019.  The $2,121,000 decrease in cash provided is a $1,233,000 increase in cash used for inventory in the first six months of fiscal 2020 as compared to the first six months of fiscal 2019, a $13,450,000 increase in cash used by accounts receivable, a $1,313,000 increase in cash used by other current assets partially offset by a $3,313,000 increase in cash provided by income taxes, a $2,773,000 increase in cash provided by accounts payable, accrued expenses and other liabilities and an increased net earnings of $5,377,000.

As compared to September 29, 2018, inventory decreased $108,714,000 to $575,183,000 at September 28, 2019.  The components of the inventory decrease (excluding LIFO) reflect a $93,142,000 decrease in finished goods, a $19,084,000 decrease in work in process and a $33,780,000 increase in raw materials and supplies.  The finished goods decrease primarily reflects lower inventory quantities attributable to the lower calendar year 2019 pack versus the calendar year 2018 pack.  The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year.  FIFO based inventory costs exceeded LIFO based inventory costs by $165,221,000 as of the end of the second quarter of 2020 as compared to $134,953,000 as of the end of the second quarter of 2019.

Cash used in investing activities was $6,043,000 in the first six months of fiscal 2020 compared to cash used in investing activities of $263,000 in the first six months of fiscal 2019. Additions to property, plant and equipment were $16,472,000 in the first six months of fiscal 2020 as compared to $20,318,000 in first six months of fiscal 2019. Proceeds from the sale of assets were $10,429,000 for the first six months of fiscal 2020 as compared to $20,055,000 in first six months of fiscal 2019.

Cash used in financing activities was $52,395,000 in the first six months of fiscal 2020, which included borrowings of $226,902,000 and the repayment of $267,020,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility (“Revolver”). Other than borrowings under the Revolver, there was no new long-term debt during the first six months of fiscal 2020. The Company repurchased treasury stock of $8,580,000 in the first six months of fiscal 2020 and repurchased $1,579,000 of its stock during the first six months of fiscal year 2019.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
September 28, 2019

The Company entered into a five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of September 28, 2019, the interest rate was approximately 3.6% on a balance of $133,338,000. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At September 28, 2019, the Company was in compliance with all such financial covenants.

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
September 28, 2019

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
September 28, 2019

Critical Accounting Policies

During the six months ended September 28, 2019, the Company sold $68,139,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $38,302,000 for the six months ended September 29, 2018. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. Under the new revenue recognition standard, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers as the customer has the right to control the inventory (prior to physical delivery) and the Company has a right to payment, which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 28, 2019, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) of
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
7/01/2019 – 7/30/2019	17,441	121,500	$28.74	$28.98	17,441
8/01/2019 – 8/31/2019	32,567	225	$27.07	$24.96	32,567
9/01/2019 – 9/30/2019 (1)	31,264	-	$30.05	$-	31,264
Total	81,272	121,725	$28.57	$28.98	81,272	585,007

Note 1: 17,700 of these shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

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

101

The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the six months ended September 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net earnings (loss), (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statements of stockholders’ equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation (Company)

November 6, 2019	/s/Kraig H. Kayser Kraig H. Kayser President and Chief Executive Officer

November 6, 2019	/s/Timothy J. Benjamin Timothy J. Benjamin Chief Financial Officer