Form 10-Q
period 2019-12-28
Seneca Foods Corp
filed 2020-02-05
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 28, 2019	Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Company as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

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

Name of Exchange on
Title of Each Class	Trading Symbol	Which Registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Market

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 24, 2020
Common Stock Class A, $.25 Par	7,418,535
Common Stock Class B, $.25 Par	1,735,636

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 28, 2019	December 29, 2018	March 31, 2019
ASSETS

Current Assets:
Cash and Cash Equivalents	$13,858	$12,828	$11,480
Accounts Receivable, Net	79,040	82,892	84,122
Contracts Receivable	7,620	-	-
Current Assets Held For Sale	-	20,339	1,568
Current Assets Held For Sale-Discontinued Operations	98	12,063	98
Inventories	493,065	575,935	501,684
Refundable Income Taxes	-	1,422	1,221
Other Current Assets	6,272	4,520	3,075
Total Current Assets	599,953	709,999	603,248
Property, Plant and Equipment, Net	219,311	246,014	239,273
Right-of-Use Assets Operating Net	67,915	-	-
Right-of-Use Assets Financing, Net	34,784	-	-
Deferred Income Taxes, Net	-	1,417	2,417
Noncurrent Assets Held For Sale-Discontinued Operations	1,054	1,739	1,143
Other Assets	9,643	2,890	2,801
Total Assets	$932,660	$962,059	$848,882

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$84,295	$93,586	$61,024
Deferred Revenue	12,105	6,829	4,098
Accrued Vacation	11,898	11,404	11,678
Accrued Payroll	6,157	5,350	5,105
Other Accrued Expenses	19,903	22,194	19,363
Income Taxes Payable	4,869	-	-
Current Liabilities Held For Sale	-	142	61
Current Liabilities Held For Sale-Discontinued Operations	2,744	8,697	4,285
Current Portion of Operating Lease Obligations	24,430	-	-
Current Portion of Financing Lease Obligations	6,584	-	-
Current Portion of Capital Lease Obligations	-	5,922	6,418
Current Portion of Long-Term Debt	-	314,657	345
Total Current Liabilities	172,985	468,781	112,377
Long-Term Debt, Less Current Portion	225,337	10,715	265,900
Operating Lease Obligations, Less Current Portion	47,965	-	-
Financing Lease Obligations, Less Current Portion	27,007	-	-
Capital Lease Obligations, Less Current Portion	-	29,730	31,286
Pension Liabilities	19,463	27,356	17,349
Deferred Income Taxes, Net	866	-	-
Noncurrent Liabilities Held For Sale	-	593	305
Other Long-Term Liabilities	3,852	4,851	4,180
Total Liabilities	497,475	542,026	431,397
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	703	707	707
Common Stock, $.25 Par Value Per Share	3,040	3,038	3,039
Additional Paid-in Capital	98,338	98,236	98,260
Treasury Stock, at Cost	(87,194)	(74,896)	(75,740)
Accumulated Other Comprehensive Loss	(18,285)	(25,186)	(18,285)
Retained Earnings	438,583	418,134	409,504
Total Stockholders' Equity	435,185	420,033	417,485
Total Liabilities and Stockholders’ Equity	$932,660	$962,059	$848,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018

Net Sales	$392,971	$372,238	$1,027,898	$936,991

Costs and Expenses:
Cost of Product Sold	340,694	374,334	932,392	911,291
Selling, General and Administrative	19,986	19,389	53,936	55,432
Plant Restructuring Charge	793	1,396	6,745	2,279
Other Operating (Income) Loss	(1,617)	776	(8,618)	(3,498)
Total Costs and Expenses	359,856	395,895	984,455	965,504
Operating Income (Loss)	33,115	(23,657)	43,443	(28,513)
Other Income	(1,656)	(607)	(5,263)	(2,649)
Interest Expense, Net	2,690	3,864	9,183	11,587
Earnings (Loss) From Continuing Operations Before Income Taxes	32,081	(26,914)	39,523	(37,451)
Income Taxes (Benefit) From Continuing Operations	7,653	(6,874)	9,357	(9,617)
Earnings (Loss) From Continuing Operations	24,428	(20,040)	30,166	(27,834)
Earnings From Discontinued Operations (net of income taxes)	955	34,056	955	42,211
Net Earnings	$25,383	$14,016	$31,121	$14,377

Basic Earnings (Loss) per Common Share:
Continuing Operations	$2.65	$(2.07)	$3.23	$(2.86)
Discontinued Operations	$0.10	$3.52	$0.10	$4.34
Net Basic Earnings per Common Share	$2.75	$1.45	$3.33	$1.48

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$2.63	$(2.07)	$3.20	$(2.86)
Discontinued Operations	$0.10	$3.50	$0.10	$4.31
Net Diluted Earnings per Common Share	$2.73	$1.43	$3.31	$1.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018

Comprehensive income:
Net earnings	$25,383	$14,016	$31,121	$14,377
Change in pension, post retirement benefits and other (net of tax)	-	17	-	119
Total	$25,383	$14,033	$31,121	$14,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	December 28, 2019	December 29, 2018
Cash Flows from Operating Activities:
Net Earnings (Loss) From Continuing Operations	$30,166	$(27,834)
Net Earnings From Discontinued Operations (Net of Tax)	955	42,211

Adjustments to Reconcile Net Earnings (Loss) to
Net Cash Provided By Operations:
Depreciation & Amortization	22,644	23,550
Gain on the Sale of Assets	(9,049)	(55,863)
Provision for Restructuring and Impairment	5,573	6,537
Deferred Income Tax Benefit	3,283	4,159
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,538)	(5,537)
Inventories	8,619	52,836
Other Current Assets	(3,197)	(8,353)
Income Taxes	6,763	(280)
Accounts Payable, Accrued Expenses and Other Liabilities	52,101	15,004
Net Cash Provided By Operations	115,320	46,430
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(47,681)	(30,468)
Proceeds from the Sale of Assets	22,175	84,975
Net Cash (Used In) Provided By Investing Activities	(25,506)	54,507
Cash Flows from Financing Activities:
Long-Term Borrowing	401,053	419,102
Payments on Long-Term Debt and Lease Obligations	(465,099)	(517,187)
Other Assets	(7,125)	226
Payments on Financing Leases	(4,799)	-
Purchase of Treasury Stock	(11,454)	(5,340)
Dividends	(12)	(12)
Net Cash Used In Financing Activities	(87,436)	(103,211)

Net Increase (Decrease) in Cash and Cash Equivalents	2,378	(2,274)
Cash and Cash Equivalents, Beginning of the Period	11,480	15,102
Cash and Cash Equivalents, End of the Period	$13,858	$12,828

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Lease Obligations	$9,782	$258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2020:
Balance March 31, 2019	$707	$3,039	$98,260	$(75,740)	$(18,285)	$409,504
Net earnings	-	-	-	-	-	1,103
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(2,744)	-	-
Operating lease impairment adjustment upon the adoption of ASU 2016-02 "Leases" (net of tax)	-	-	-	-	-	(2,019)
Balance June 29, 2019	$707	$3,039	$98,285	$(78,484)	$(18,285)	$408,576
Second Quarter FY 2020:
Net earnings	-	-	-	-	-	4,635
Equity incentive program	-	-	25	-	-	-
Preferred stock conversion	(4)	1	3	-	-	-
Purchase treasury stock	-	-	-	(5,836)	-	-
Balance September 28, 2019	$703	$3,040	$98,313	$(84,320)	$(18,285)	$413,211
Third Quarter FY 2020:
Net earnings	-	-	-	-	-	25,383
Cash dividends paid on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(2,874)	-	-
Balance December 28, 2019	$703	$3,040	$98,338	$(87,194)	$(18,285)	$438,583

First Quarter FY 2019:
Balance March 31, 2018	$707	$3,038	$98,161	$(69,556)	$(25,067)	$403,780
Net loss	-	-	-	-	-	(8,755)
Cash dividends paid on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Change in pension, post retirement benefits, other (net of tax)	-	-	-	-	(51)	-
Balance June 30, 2018	$707	$3,038	$98,186	$(69,556)	$(25,118)	$395,013
Second Quarter FY 2019:
Net earnings	-	-	-	-	-	9,116
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(1,579)	-	-
Change in pension, post retirement benefits, other (net of tax)	-	-	-	-	(51)	-
Balance September 29, 2018	$707	$3,038	$98,211	$(71,135)	$(25,169)	$404,129
Third Quarter FY 2019:
Net earnings	-	-	-	-	-	14,016
Cash dividends paid on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(3,761)	-	-
Change in pension, post retirement benefits, other (net of tax)	-	-	-	-	(17)	-
Balance December 29, 2018	$707	$3,038	$98,236	$(74,896)	$(25,186)	$418,134

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
December 28, 2019	200,000	1,400,000	37,155	500	20,000,000	10,000,000
Shares outstanding:
December 28, 2019	200,000	807,240	37,155	500	7,416,735	1,735,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 28, 2019 and December 29, 2018 results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2019 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and nine month periods ended December 28, 2019 are not necessarily indicative of the results to be expected for the full year.

During the nine months ended December 28, 2019, the Company sold on a gross basis including casing and labeling and future warehousing $116,515,000 of Green Giant finished goods inventory to B&G Foods, Inc. for cash, on a bill and hold basis, as compared to $65,741,000 for the nine months ended December 29, 2018. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. Under the new revenue recognition standard, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers and the Company has the right to payment (prior to physical delivery), which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

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

December 28, 2019

The following table presents information related to the major classes of assets and liabilities of Modesto that are classified as Held For Sale-Discontinued Operations in the Company's Consolidated Condensed balance sheets (in thousands):

	December 28	December 29	March 31
	2019	2018	2019
Accounts Receivable	$-	$1,441	$-
Inventories	-	4,645	-
Other Current Assets	98	5,977	98

Current Assets Held For Sale-Discontinued Operations	$98	$12,063	$98

Other Assets	$1,054	$1,739	$1,143

Noncurrent Assets Held For Sale-Discontinued Operations	$1,054	$1,739	$1,143

Accounts Payable and Accrued Expenses	$2,744	$8,697	$4,285

Current Liabilities Held For Sale-Discontinued Operations	$2,744	$8,697	$4,285

The operating results of the discontinued operations that are reflected in the Unaudited Condensed Consolidated Statements of Net Earnings (Loss) from discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28	December 29	December 28	December 29
	2019	2018	2019	2018

Net Sales	$-	$1,644	$-	$111,693

Costs and Expenses:

Cost of Product Sold	57	5,796	57	129,872
Selling, General and Administrative	-	137	-	1,135
Plant Restructuring (Credit) Charge (a)	(902)	854	(902)	4,350
Interest Expense (b)	-	-	-	1,077
Total cost and expenses	(845)	6,787	(845)	136,434
Loss From Discontinued Operations Before Income Taxes	845	(5,143)	845	(24,741)
Gain on the Sale of Assets Before Income Taxes (c) (d)	(430)	(50,411)	(430)	(80,677)
Income Tax Expense	320	11,212	320	13,725
Net Earnings From Discontinued Operations, Net of Tax	$955	$34,056	$955	$42,211

Supplemental Information on Discontinued Operations:
Capital Expenditures	-	-	-	3,937
Depreciation	-	7	-	1,302

(a)	Includes $902,000 credit for pension termination in both the three and nine month periods of the current year.
Includes $278,000 and $3,579,000 of Modesto severance in the three and nine month periods of prior year, respectively.
(b)	Includes interest on debt directly related to Modesto including the building mortgage and equipment capital leases and an allocation of the Company's line of credit facilty.
(c)	Includes a $24,211,000 gain from LIFO layer liquidations from the disposal of the inventory for both prior three and nine months.
(d)	Includes a $4,975,000 gain on the sale of bins for the prior nine months period.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

3.	Revenue Recognition

In the following table, segment revenue is disaggregated by product category groups (in millions).

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Canned Vegetables	$251.4	$259.5	$657.3	$631.1
B&G*	48.7	27.7	117.5	66.7
Frozen	27.8	29.7	72.3	87.5
Fruit Products	32.2	27.2	81.8	70.7
Chip Products	2.9	2.5	8.9	7.7
Prepared Foods	25.5	22.0	78.9	59.2
Other	4.5	3.6	11.2	14.1
	$393.0	$372.2	$1,027.9	$937.0

*B&G includes both canned and frozen vegetable sales exclusively for B&G.

4.	Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $153,884,000 as of the end of the third quarter of fiscal 2020 as compared to $160,727,000 as of the end of the third quarter of fiscal 2019. The change in the LIFO Reserve for the three months ended December 28, 2019 was a decrease of $11,337,000 as compared to an increase of $25,776,000 for the three months ended December 29, 2018.

The change in the LIFO Reserve for the nine months ended December 28, 2019 was a decrease of $7,457,000 as compared to an increase of $15,722,000 for the nine months ended December 29, 2018. The prior year-to-date decrease includes a decrease of $24,211,000 related to the LIFO impact of gain on sale of Modesto Fruit which is included in Other Operating Income under Discontinued Operations. The $15,722,000 also includes an increase of $39,933,000 related to Continuing Operations included in Cost of Product Sold. This reflects the projected impact of the disposal of Modesto Fruit partially offset by an overall cost increase expected in fiscal 2020 versus fiscal 2019.

	December 28, 2019	December 29, 2018	March 31, 2019
In Thousands

Finished products	$465,306	$557,652	$454,920
In process	34,685	41,100	42,045
Raw materials and supplies	146,958	137,910	166,060
	646,949	736,662	663,025
Less excess of FIFO cost over LIFO cost	153,884	160,727	161,341
Total inventories	$493,065	$575,935	$501,684

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

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

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows (In thousands):

	Three Months	Nine Months
	December 28, 2019	December 28, 2019

Lease cost:

Amortization of right of use asset	$1,084	$3,191
Interest on lease liabilities	321	1,033
Finance lease cost	1,405	4,224
Operating lease cost	7,545	23,234
Total lease cost	$8,950	$27,458

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases		$1,033
Operating cash flows from operating leases		24,531
Financing cash flows from finance leases		4,799
Total		$30,363

Right-of-use assets obtained in exchange for new finance lease liabilities		$3,697
Right-of-use assets obtained in exchange for new operating lease liabilities		$6,085
Weighted-average lease term (years):
Financing leases		5.4
Operating leases		3.9
Weighted-average discount rate (percentage):
Financing leases		4.2
Operating leases		4.6

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

Undiscounted future lease payments under non-cancelable operating leases and financial leases, along with a reconciliation of undiscounted cash flows to operating and financing lease liabilities, respectively, as of December 28, 2019 (in thousands) were as follows:

Years ending March 31:	Operating	Financing
Balance of 2020	$5,435	$1,945
2021	26,301	7,782
2022	19,683	7,782
2023	13,446	7,782
2024	6,496	6,064
2025-2031	7,516	6,161
Total minimum payment required	$78,877	$37,516
Less interest	6,481	3,926
Present value of minimum lease payments	72,396	33,590
Amount due within one year	24,430	6,584
Long-term capital lease obligation	$47,966	$27,006

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

The Company has a five-year revolving credit facility (“Revolver”) with maximum borrowings totaling $400,000,000 from April through July and $500,000,000 from August through March and the Revolver matures on July 5, 2021. The Revolver balance as of December 28, 2019 was $114,689,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

The decrease in the reported average outstanding Revolver borrowings during the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 was attributable to the sale of various Company facilities during the period.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date of fiscal 2020 and fiscal 2019:

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Reported end of period:
Outstanding borrowings	$114,689	$214,161	$114,689	$214,161
Weighted average interest rate	3.27%	4.02%	3.27%	4.02%
Reported during the period:
Maximum amount of borrowings	$137,418	$242,947	$151,477	$294,062
Average outstanding borrowings	$115,626	$192,323	$127,078	$225,345
Weighted average interest rate	3.40%	3.86%	3.75%	3.64%

7.	Stockholders’ Equity

During the nine-month period ended December 28, 2019 the Company repurchased $7,571,000 of its Class A Common Stock and $3,883,000 of Class B Common Stock as Treasury Stock. As of December 28, 2019, there are 3,008,762 shares or $87,194,000 of repurchased stock. These shares are not considered outstanding.

8.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
	(In thousands)
Service Cost	$2,283	$1,831	$6,848	$6,716
Interest Cost	2,316	2,362	6,947	6,848
Expected Return on Plan Assets	(3,957)	(3,593)	(11,870)	(10,785)
Amortization of Prior Service Cost	30	30	90	90
Amortization of Net Loss	29	593	87	1,198
Net Periodic Benefit Cost	$701	$1,223	$2,102	$4,067

There were no contributions to the pension plan in the three and nine month periods ended December 28, 2019 and December 29, 2018, respectively.

Effective January 1, 2020, the Company closed its defined benefit pension plan to new participants. Employees excluded from the pension plan have a 3% match opportunity in the 401(k) plan.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

9.	Plant Restructuring

The following table summarizes the rollforward of continuing restructuring charges and related asset impairment charges recorded and the accruals established:

	Restructuring Payable
	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2019	$225	$1	$226
First quarter charge	586	4,220	4,806
Second quarter charge	386	760	1,146
Third quarter charge	28	765	793
Cash payments/write offs	(1,145)	(5,746)	(6,891)
Balance December 28, 2019	$80	$-	$80

	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2018	$-	$-	$-
First quarter charge	110	(72)	38
Second quarter charge	845	-	845
Third quarter charge	378	1,018	1,396
Cash payments/write offs	(976)	72	(904)
Balance December 29, 2018	$357	$1,018	$1,375

During the nine months ended December 28, 2019 the Company recorded a restructuring charge of $6,745,000 related to the closing of plants in the Midwest and Northwest of which $5,266,000 was for accelerated amortization of right-of-use operating lease assets, $2,354,000 was mostly related to equipment moves and $1,000,000 was related to severance. The Company also recorded a credit of $1,875,000 for the reduced lease liability of previously impaired leases.

During the nine months ended December 29, 2018, the Company recorded a restructuring charge of $2,279,000 related to the closing and sale of plants in the East and Northwest of which $1,333,000 was related to severance cost, and $946,000 which was related to other costs (mostly equipment moves).

10.	Other Operating Income and Expense

During the nine months ended December 28, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $3,742,000 and a gain on the partial sale of a plant in the Northwest of $1,737,000. The Company also recorded a gain of on the sale of unused fixed assets of $3,139,000.

During the nine months ended December 29, 2018, the Company sold unused fixed assets which resulted in a gain of $3,920,000 mostly related to the sale of a closed plant in the Midwest. These items are included in other operating income (loss) in the Unaudited Condensed Consolidated Statements of Net Earnings.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

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

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended December 28, 2019.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

12.	Earnings per Common Share From Continuing Operations

Earnings per share for the three and nine months ended December 28, 2019 and December 29, 2018 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except per share amounts)	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Continuing Operations
Basic

Earnings (loss) from continuing operations	$24,428	$(20,040)	$30,166	$(27,834)
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings (loss) from continuing operations	24,422	(20,046)	30,149	(27,851)
Earnings (loss) from continuing operations attributable to participating preferred	100	(79)	122	(109)

Earnings (loss) from continuing operations attributable to common shareholders	$24,322	$(19,967)	$30,027	$(27,742)

Weighted average common shares outstanding	9,176	9,625	9,307	9,694

Basic earnings (loss) per common share from continuing operations	$2.65	$(2.07)	$3.23	$(2.86)

Diluted

Earnings (loss) from continuing operations attributable to common shareholders	$24,322	$(19,967)	$30,027	$(27,742)
Add dividends on convertible preferred stock	5	-	15	-

Earnings (loss) from continuing operations attributable to common stock on a diluted basis	$24,327	$(19,967)	$30,042	$(27,742)

Weighted average common shares outstanding-basic	9,176	9,625	9,307	9,694
Additional shares issued related to the equity compensation plan	2	-	2	-
Additional shares to be issued under full conversion of preferred stock	67	-	67	-

Total shares for diluted	9,245	9,625	9,376	9,694

Diluted earnings (loss) per common share from continuing operations	$2.63	$(2.07)	$3.20	$(2.86)

Note: For fiscal 2019 addbacks for equity compensation and additional shares that were anti-dilutive were excluded.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 28, 2019

Earnings per Common Share From Discontinued Operations

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except per share amounts)	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Discontinued Operations
Basic

Earnings from discontinued operations	$955	$34,056	$955	$42,211
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings from discontinued operations	949	34,050	938	42,194
Earnings from discontinued operations attributable to participating preferred	4	134	4	165

Earnings from discontinued operations attributable to common shareholders	$945	$33,916	$934	$42,029

Weighted average common shares outstanding	9,176	9,625	9,307	9,694

Basic earnings per common share from discontinued operations	$0.10	$3.52	$0.10	$4.34

Diluted

Earnings from discontinued operations attributable to common shareholders	$945	$33,916	$934	$42,029
Add dividends on convertible preferred stock	5	5	15	15

Earnings from discontinued operations attributable to common stock on a diluted basis	$950	$33,921	$949	$42,044

Weighted average common shares outstanding-basic	9,176	9,625	9,307	9,694
Additional shares issued related to the equity compensation plan	2	2	2	2
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	9,245	9,694	9,376	9,763

Diluted earnings per common share from discontinued operations	$0.10	$3.50	$0.10	$4.31

Note: For fiscal 2019, add backs for equity compensation and additional shares that were anti-dilutive were excluded.

13.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $225,337,000 and an estimated fair value of $225,287,000 as of December 28, 2019. Long-term debt, including current portion had a carrying amount of $325,373,000 and an estimated fair value of $325,276,000 as of December 29, 2018. As of March 31, 2019, the carrying amount was $266,245,000 and the estimated fair value was $266,140,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

14.	Income Taxes

The effective tax rate from continuing operations was 23.7% and 25.7% for the nine month periods ended December 28, 2019 and December 29, 2018, respectively. The 2.0 percentage point decrease in the effective tax rate is due primarily to federal income tax credits and incentives.  The dollar amount of the federal credits and incentives did not change significantly from 2019 to 2020. The decrease is the result of having a pre-tax loss in 2018 and pre-tax income in 2019. The 2018 federal credits and incentives created a tax benefit which increased the tax rate because of the pre-tax loss.  The 2019 federal credits and incentives also created a tax benefit.  However, in 2019 the tax benefit decreased the tax rate because of the pre-tax income.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

December 28, 2019

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

Results of Operations:

Sales:

The third fiscal quarter 2020 results include net continuing sales of $392,971,000, which represents a 5.6% increase, or $20,733,000, from the third quarter of fiscal 2019.  The net increase in sales is higher selling prices/sales mix of $23,937,000 partially offset by a sales volume decrease of $3,204,000. The increase in sales is primarily from a $20,980,000 increase in B&G sales, a $4,924,000 increase in other Canned Fruit sales, a $3,506,000 increase in Prepared Food sales, an $877,000 increase in Other sales, and a $429,000 increase in Snack sales which was partially offset by a $8,050,000 decrease in Canned Vegetable sales, and a $1,933,000 decrease in Frozen sales.

The nine months ended 2020 results include net continuing sales of $1,027,898,000, which represents a 9.7% increase, or $90,907,000, from the third quarter of fiscal 2019.  The net increase in sales is higher selling prices/sales mix of $57,967,000 and a sales volume increase of $32,940,000. The increase in sales is primarily from a $50,875,000 increase in B&G sales, a $26,205,000 increase in Canned Vegetable sales, a $19,713,000 increase in Prepared Food sales, a $11,012,000 increase in Canned Fruit sales, a $1,224,000 increase in Snack sales which was partially offset by and a $15,273,000 decrease in Frozen sales a $2,849,000 decrease in Other sales.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

December 28, 2019

The following table presents continuing sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Canned Vegetables	$251.4	$259.5	$657.3	$631.1
B&G*	48.7	27.7	117.5	66.7
Frozen	27.8	29.7	72.3	87.5
Fruit Products	32.2	27.2	81.8	70.7
Chip Products	2.9	2.5	8.9	7.7
Prepared Foods	25.5	22.0	78.9	59.2
Other	4.5	3.6	11.2	14.1
	$393.0	$372.2	$1,027.9	$937.0

*B&G includes canned and frozen vegetable sales exclusively for B&G.

Operating Income:

The following table presents components of continuing operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Gross Margin	13.3%	-0.6%	9.3%	2.7%

Selling	2.4%	2.6%	2.5%	2.8%
Administrative	2.7%	2.6%	2.8%	3.1%
Plant Restructuring	0.2%	0.4%	0.7%	0.2%
Other Operating Income	-0.4%	0.2%	-0.8%	-0.4%

Operating Income	8.4%	-6.4%	4.2%	-3.0%

Interest Expense, Net	0.7%	1.0%	0.9%	1.2%

For the three month period ended December 28, 2019, the gross margin increased from the prior year quarter from (0.6)% to 13.3% due primarily to a lower LIFO charge in the third quarter of 2020. The LIFO credit for continuing operations for the third quarter ended December 28, 2019 was $11,337,000 or 2.9% of sales as compared to a charge of $25,776,000 or 6.9% of sales for the third quarter ended December 29, 2018 and reflects the impact on the quarter of lower cost increases and lower yields for certain commodities in fiscal 2020, compared with fiscal 2019. On an after-tax basis, LIFO net earnings increased by $8,503,000 for the quarter ended December 28, 2019 and LIFO net earnings decreased by $19,332,000 for the quarter ended December 29, 2018, based on the historical statutory federal income tax rate.

For the nine month period ended December 28, 2019, the gross margin increased from the prior year period from 2.7% to 9.3% due primarily to a lower LIFO charge in the current year. The LIFO credit for the first nine months ended December 28, 2019 was $7,457,000 or 0.7% of sales as compared to a charge of $39,933,000 or 4.3% of sales for the nine months ended December 29, 2018 and reflects the impact on the nine months of lower cost increases and lower yields for certain commodities in fiscal 2020, compared with fiscal 2019. On an after-tax basis, LIFO net earnings increased by $5,593,000 for the nine months ended December 29, 2018 and LIFO net earnings decreased by $29,950,000 for the nine months ended December 29, 2018, based on the historical statutory federal income tax rate.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

December 28, 2019

For the three month period ended December 28, 2019, selling costs as a percentage of sales decreased from 2.6% to 2.4%. For the nine month period ended December 28, 2019, selling costs as a percentage of sales decreased from 2.8% to 2.5%.

For the three month period ended December 28, 2019, administrative expense as a percentage of sales increased from 2.6% to 2.7%. For the nine month period ended December 28, 2019, administrative expense as a percentage of sales decreased from 3.1% to 2.8%. This is primarily due to higher sales during the nine month period compared to same period in the prior year and the fixed nature of these administrative costs.

During the nine months ended December 28, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $3,742,000 and a gain on the partial sale of a plant in the Northwest of $1,737,000. The Company also recorded a gain of on the sale of unused fixed assets of $3,139,000. During the nine months ended December 29, 2018, the Company sold unused fixed assets which resulted in a gain of $3,920,000 mostly related to the sale of a closed plant in the Midwest. These items are included in other operating income (loss) in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the third quarter ended December 28, 2019, as a percentage of sales, decreased to 0.7% from 1.0% in third quarter ended December 29, 2018. Interest expense for the nine months ended December 28, 2019, as a percentage of sales, decreased to 0.9% from 1.2% in nine months ended December 29, 2018. During fiscal 2020, overall borrowings and interest rates were lower than the previous year.

Income Taxes:

The effective tax rate from continuing operations was 23.7% and 25.7% for the nine month periods ended December 28, 2019 and December 29, 2018, respectively. The 2.0 percentage point decrease in the effective tax rate is due primarily to federal income tax credits and incentives.  The dollar amount of the federal credits and incentives did not change significantly from 2019 to 2020. The decrease is the result of having a pre-tax loss in 2018 and pre-tax income in 2019. The 2018 federal credits and incentives created a tax benefit which increased the tax rate because of the pre-tax loss.  The 2019 federal credits and incentives also created a tax benefit.  However, in 2019 the tax benefit decreased the tax rate because of the pre-tax income.

Earnings (Loss) per Share:

Continuing basic earnings (loss) per share were $2.65 and $(2.07) for the three months ended December 28, 2019 and December 29, 2018, respectively. Continuing diluted earnings (loss) per share were $2.63 and $(2.07) for the three months ended December 28, 2019 and December 29, 2018, respectively. Continuing basic earnings (loss) per share were $3.23 and $(2.86) for the nine months ended December 28, 2019 and December 29, 2018, respectively. Continuing diluted earnings (loss) per share were $3.20 and $(2.86) for the nine months ended December 28, 2019 and December 29, 2018, respectively. For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

December 28, 2019

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	December 28,	December 29,	March 31,	March 31,
	2019	2018	2019	2018
Working Capital:
Balance	$426,968	$241,218	$490,871	$602,504
Change in Quarter	(10,305)	(313,541)
Current Portion of Long-Term Debt and Capital Lease Obligations	-	314,657	6,763	7,468
Long-Term Debt, Less Current Portion	225,337	10,715	265,900	407,733
Operating Lease Obligations, Less Current Portion	47,965	-	-	-
Financing Lease Obligations, Less Current Portion	27,007	-	-	-
Capital Lease Obligations, Less Current Portion	-	29,730	31,286	34,331
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	47.01	43.39	43.27	41.73
Stockholders' Equity Per Common Share	47.47	43.79	43.67	42.11
Current Ratio	3.47	1.52	5.37	5.35

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 9 of the Notes to Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $115,320,000 in the first nine months of fiscal 2020, compared to $46,430,000 in the first nine months of fiscal 2019. The $68,890,000 increase in cash provided is primarily attributable to the following items: an increase in cash provided by net earnings from continuing operations of $58,000,000, a $37,097,000 increase in cash provided by accounts payable, accrued expenses and other liabilities, a $7,043,000 increase in cash provided by income taxes, a $5,156,000 increase in cash provided by other current assets, and a $2,999,000 increase in cash provided by account receivable.  These increases were offset by a $44,217,000 decrease in cash provided by inventory.

As compared to December 29, 2018, inventory decreased $82,870,000 to $493,065,000 at December 28, 2019. The components of the inventory decrease (excluding LIFO) reflect a $92,346,000 decrease in finished goods, a $6,415,000 decrease in work in process and a $9,048,000 increase in raw materials and supplies. The finished goods increase reflects lower inventory quantities attributable to the lower calendar year 2019 pack versus the calendar year 2018 pack. The raw materials and supplies increase is primarily due to an increase in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $153,884,000 as of the end of the third quarter of 2020 as compared to $160,727,000 as of the end of the third quarter of 2019.

Cash used in investing activities was $25,506,000 in the first nine months of fiscal 2020 compared to cash provided in investing activities of $54,507,000 in the first nine months of fiscal 2019. Additions to property, plant and equipment were $47,681,000 in the first nine months of fiscal 2020 as compared to $30,468,000 in first nine months of fiscal 2019. The Company received cash proceeds from the sale of various assets which totaled $22,175,000 during the nine months ended December 28, 2019. The Company received cash proceeds from the sale of various assets from divested plants which totaled $84,975,000 during the nine months ended December 29, 2018.

Cash used in financing activities was $87,436,000 in the first nine months of fiscal 2020, which included borrowings of $401,053,000 and the repayment of $465,099,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility (“Revolver”). The Company made additional repayments on the Revolver from cash proceeds received from the sale of various assets.  Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal 2019 The Company repurchased $11,454,000 and $5,340,000 of stock during the first nine months of fiscal year 2020 and 2019, respectively.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

December 28, 2019

The Company entered into a five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $400,000,000 from April through July and $500,000,000 from August through March with a maturity date of July 5, 2021.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of December 28, 2019, the interest rate was approximately 3.27% on a balance of $114,689,000. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants.

New Accounting Standards

Refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues are typically higher in the second and third quarters. This is due in part because the Company sells, on a bill and hold basis, Green Giant canned and frozen vegetables to B&G either weekly during production for specialty items, or at the end of each pack cycle, which typically occurs during these quarters. B&G buys the product from the Company at cost plus a specified fee for each equivalent case. See the Critical Accounting Policies section below for further details. The Company’s non-Green Giant sales also exhibit seasonality with the third fiscal quarter generating the highest retail sales due to holidays that occur during that quarter.

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

December 28, 2019

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

Critical Accounting Policies

During the nine months ended December 28, 2019, the Company sold $116,515,000 of Green Giant finished goods inventory to B&G Foods North America (“B&G”) for cash, on a bill and hold basis, as compared to $65,741,000 for the nine months ended December 29, 2018. Under the terms of the bill and hold agreement, title to the specified inventory transferred to B&G. Under the new revenue recognition standard, this contract qualifies for bill and hold accounting treatment as the Company has concluded that control of the unlabeled products transfers to the customer at the time title transfers and the Company has the right to payment (prior to physical delivery), which results in earlier revenue recognition. Labeling and storage services that are provided after control of the goods has transferred to the customer are accounted for as separate performance obligations for which revenue is deferred until the services are performed.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 28, 2019, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) of
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
10/01/2019 –
10/31/2019	32,144	-	$32.80	$-	32,144
11/01/2019 –
11/30/2019 (1)	20,700	10,000	$34.79	$35.72	13,800
12/01/2019 –
12/31/2019 (2)	19,000	-	$38.41	$-	-
Total	71,844	10,000	$34.86	$35.72	45,944	539,063

Note 1: 16,900 of these shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

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

101

The following materials from Seneca Foods Corporation’s Quarterly Report on Form 10-Q for the nine months ended December 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of net earnings, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, (v) condensed consolidated statement of stockholders’ equity and (vi) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
(Company)

/s/ Kraig H. Kayser
February 5, 2020
Kraig H. Kayser
President and
Chief Executive Officer

/s/ Timothy J. Benjamin
February 5, 2020
Timothy J. Benjamin
Chief Financial Officer

26