Form 10-K
period 2020-03-31
Seneca Foods Corp
filed 2020-07-02
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________

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

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates based on the closing sales price per market reports by the NASDAQ Global Market System on September 27, 2019 was approximately $194,326,000.

As of May 26, 2020, there were 7,383,993 shares of Class A common stock and 1,733,902 shares of Class B common stock outstanding.

Documents Incorporated by Reference:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2020 (the “2020 Annual Report”) applicable to Part I, Item 1, Part II, Items 5-9A and Part IV, Item 15 of Form 10-K.

(2)	Portion of the Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

Explanatory Note

This Annual Report on Form 10-K for the fiscal year ended March 31, 2020 ("fiscal year 2020") is being filed pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the "Order"). Seneca Foods Corporation filed a Form 8-K ("the Form 8-K") on June 12, 2020 indicating its reliance on the relief granted by the Order.

Consistent with the Company's statements made in the Form 8-K, the Company was unable to file its fiscal year 2020 Form 10-K until July 2, 2020, and therefore relied on the Order due to circumstances related to the coronavirus pandemic ("COVID-19"). COVID-19 has caused disruptions to the Company's day-to-day activities including the temporary closure of the Company’s corporate office and other locations which caused certain employees of the Company as well as members of the audit engagement team to have limited access to the Company’s facilities and support staff. These disruptions impaired the Company’s ability to perform necessary work on the fiscal year 2020 Form 10-K and the financial statements include therein by its original due date of June 14, 2020.

Forward-Looking Statements

Certain of the statements contained in this annual report on Form 10-K are forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking statements involve numerous risks and uncertainties. Forward-looking statements are not in the present or past tense and, in some cases, can be identified by the use of the words "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seeks," "should," "likely," "targets," "may", "can" and other expressions that indicate future trends and events. A forward-looking statement speaks only as of the date on which such statement is made and reflects management's analysis only as of the date thereof. The Company undertakes no obligation to update any forward-looking statement. The following factors, among others discussed herein and in the Company's filings under the Exchange Act, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the COVID-19 pandemic on our business, suppliers, customers, consumers and employees, costs and availability of raw materials, competition, cost controls, sales levels, governmental regulation, consumer preferences, industry trends, weather conditions, crop yields, natural disasters, recalls, litigation, reliance on third-parties, wage rates, and other factors. See also the factors described in "Part I, Item 1A. Risk Factors" and elsewhere in this report, and those described in the Company's filings under the Exchange Act.

PART I

Item 1

Business

History and Development of Seneca Foods Corporation

SENECA FOODS CORPORATION (the “Company”) is one of North America's leading providers of packaged vegetables with facilities located throughout the United States. The Company’s product offerings include canned, frozen and bottled produce and snack chips and its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, READ®, Green Valley® and CherryMan®. The Company packs Green Giant, Le Sueur and other brands of canned vegetables as well as select Green Giant frozen vegetables for B&G Foods North America (“B&G”) under a contract packing agreement.

As of March 31, 2020, the Company’s facilities consisted of 23 packaging plants strategically located throughout the United States, one can manufacturing plant, three seed packaging operations, a farming operation and a logistical support network. The Company also maintains warehouses which are generally located adjacent to its packaging plants. The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and during its 72 years of operation, the Company has made over 50 strategic acquisitions including the purchase of the long-term license for the Libby’s brand in 1983, the purchase of General Mills’ Green Giant packaging assets and entry into an Alliance Agreement with General Mills Operations, LLC (“GMOL”) in 1995 and the acquisition of Chiquita Processed Foods in 2003. The Company believes that these acquisitions have enhanced the Company’s leadership position in the private label and foodservice canned vegetable markets in the United States and significantly increased its international sales. In August 2006, the Company acquired Signature Fruit Company, LLC, a leading producer of canned fruits located in Modesto, California which was sold during 2019. In 2013, the Company completed its acquisition of 100% of the membership interest in Independent Foods, LLC. In April 2014, the Company purchased a 50% equity interest in Truitt Bros. Inc. In 2016, the Company acquired Gray & Company and Diana Foods Co., Inc., each leading providers of maraschino cherries and other cherry products. The plants acquired are in Hart, Michigan and Dayton, Oregon. During 2018, the Company purchased the remaining 50% equity interest in Truitt Bros., Inc. making it a wholly-owned subsidiary. During 2019, the Company sold its Lebanon frozen packaging operation and its Marion Can Plant. During 2020, the Company sold part of its Rochester, Minnesota Plant and exchanged its Sunnyside, Washington Plant for part of its investment in CraftAg. Also during 2020, the Company acquired a plant from Del Monte Foods in Cambria, Wisconsin.

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

Financial Information about Industry Segments

The Company manages its business on the basis of three reportable segments – the primary segment is the packaging and sale of vegetables, secondarily, the packaging and sale of prepared food products and third is the packaging and sale of snack products and finally other products. The first three segments constitute the food operation. The food operation constitutes 99% of total sales, of which approximately 74% is canned vegetable packaging, 7% is canned fruit packaging, 10% is frozen fruit and vegetable packaging and 1% is fruit chip packaging. Prepared Foods represents approximately 8% of the Company’s sales. The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 1% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Packaging

The Company’s principal products include canned vegetables, frozen vegetables and other food products. The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. Additionally, products are sold to food service distributors, industrial markets, other food packagers, export customers in 90 countries and federal, state and local governments for school and other feeding programs. Food packaging operations are primarily supported by plant locations in New York, Michigan, Kentucky, Oregon, Wisconsin, Washington, Idaho, Illinois, and Minnesota. See Note 14 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s segments.

The following table summarizes net sales by major product category for the years ended March 31, 2020 and 2019:

Classes of similar products/services:	2020	2019
	(In thousands)
Net Sales:
Green Giant *	$122,764	$71,161
Canned vegetables	877,391	815,780
Frozen	104,980	113,115
Fruit	97,393	91,941
Prepared foods	105,044	79,593
Snack	11,475	9,684
Other	16,722	18,307
Total	$1,335,769	$1,199,581

* Green Giant includes canned and frozen vegetables exclusively for B&G Foods.

Source and Availability of Raw Materials

The Company’s food packaging plants are located in major vegetable producing states. Vegetables are primarily obtained through supply contracts with independent growers.

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

The Company is required to pay an annual royalty to Corlib Brands now known as Libby's Brand Holding, Ltd., who may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans. A total of $217,000 was paid as a royalty fee for the year ended March 31, 2020.

The Company also sells canned vegetables, frozen vegetables and other food products under several other brands for which the Company has obtained registered trademarks, including, Aunt Nellie’s®, CherryMan®, Green Valley®, READ®, and Seneca® and other regional brands.

Seasonal Business

While individual vegetables have seasonal cycles of peak production and sales, the different cycles are somewhat offsetting. Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for corn, the Company's highest volume vegetable, the peak inventory is in mid-autumn.

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended March 31, 2020:
Net sales	$264,925	$370,002	$392,971	$307,871
Gross margin	19,174	24,055	52,277	$46,382
Earnings from continuing operations	1,103	4,635	24,428	21,022
Revolver outstanding (at quarter end)	136,014	133,338	114,689	106,924

Year ended March 31, 2019:
Net sales	$244,093	$320,660	$372,238	$262,590
Gross margin	16,788	11,008	(2,096)	13,796
Loss from continuing operations	(2,160)	(5,634)	(20,040)	(8,649)
Revolver outstanding (at quarter end)	207,610	242,947	214,161	155,278

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

Competition and Customers

Competition in the food business is substantial with brand recognition and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company believes that it is a major producer of canned vegetables, but some producers of canned, frozen and other forms of vegetable products have sales which exceed the Company's sales. The Company is aware of approximately 13 competitors in the U.S. packaged vegetable industry, many of which are privately held companies.

During the past year, approximately 9% of the Company’s packaged foods sales were packed for retail customers under the Company’s branded labels of Seneca®, Libby’s®, CherryMan®, Green Valley®, Aunt Nellie’s® and READ®. About 18% of packaged foods sales were packed for institutional food distributors and 64% were retail packed under the private label of our customers. The remaining 9% was sold under a Contract Packing Agreement with B&G Foods (the “Green Giant Agreement”) (see note 14 of Item 8, Financial Statements and Supplementary Data). Termination of the Green Giant Agreement would substantially reduce the Company’s sales and profitability unless the Company was to enter into a new substantial supply relationship with Green Giant or another major vegetable marketer. The non-Green Giant customers represent a full cross section of the retail, institutional, distributor, and industrial markets; and the Company does not consider itself dependent on any single sales source other than sales attributable to the Green Giant Agreement.

The Company's principal branded products are its Libby’s canned vegetable products, which rate among the top three national brands according to a leading market research firm.

The information under the heading "Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 Annual Report is incorporated by reference.

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

Employment

As of the end of December 2019, the Company had approximately 3,200 employees of which 3,100 full time and 100 seasonal employees work in food packaging and 100 full time employees work in other activities. The number of employees increases by approximately 5,000 due to an increase in seasonal employees during our peak pack season.

The Company has six collective bargaining agreements with three unions covering approximately 840 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  There are two agreements that will expire in calendar 2022, two agreements that will expire in calendar 2023, one agreement that will expire in calendar 2024, and one agreement that will expire in calendar 2025.

Domestic and Export Sales

The following table sets forth domestic and export sales:

	Fiscal Year
	2020	2019
	(In thousands, except percentages)
Net Sales:
United States	$1,248,904	$1,109,704
Export	86,865	89,877
Total Net Sales	$1,335,769	$1,199,581

As a Percentage of Net Sales:
United States	93.5%	92.5%
Export	6.5%	7.5%
Total	100.0%	100.0%

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

Vegetable Industry Risks

Excess capacity in the vegetable industry has a downward impact on selling price.

Canned vegetable categories are declining, with that; less shelf space is being devoted to these categories in the supermarkets. Fresh and perishable businesses are improving their delivery systems around the world and the availability of fresh produce is impacting the consumers purchasing patterns relating to processed vegetables. Our financial performance and growth are related to conditions in the United States’ vegetable packaging industry which is a mature industry with a modest growth rate during the last 10 years. Our net sales are a function of product availability and market pricing. In the vegetable packaging industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. Moreover, vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products, is being impacted by the global economic slowdown. These factors may have a significant effect on supply and competition and create downward pressure on prices. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors. Generally, market prices in the vegetable packaging industry adjust more quickly to variations in product availability than an individual packager can adjust its cost structure; thus, in an oversupply situation, a packager’s margins likely will weaken. We typically have experienced lower margins during times of industry oversupply.

In the past, the vegetable packaging industry has been characterized by excess capacity, with resulting pressure on our prices and profit margins. We have closed packaging plants in past years in response to the downward pressure on prices. There can be no assurance that our margins will improve in response to favorable market conditions or that we will be able to operate profitably during depressed market conditions.

Growing cycles and adverse weather conditions may decrease our results from operations.

Our operations are affected by the growing cycles of the vegetables we package. When the vegetables are ready to be picked, we must harvest and package them quickly or forego the opportunity to package fresh picked vegetables for an entire year. Most of our vegetables are grown by farmers under contract with us. Consequently, we must pay the contract grower for the vegetables even if we cannot or do not harvest or package them. Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the quarter that the growing season ends for most of the produce packaged by us. A majority of our sales occur during the third and fourth quarters of each fiscal year due to seasonal consumption patterns for our products. Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the third and fourth quarters. Net sales generated during our third and fourth fiscal quarters have a significant impact on our results of operations. Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

We set our planting schedules without knowing the effect of the weather on the crops or on the entire industry’s production. Weather conditions during the course of each vegetable crop’s growing season will affect the volume and growing time of that crop. As most of our vegetables are produced in more than one part of the U.S., this somewhat reduces the risk that our entire crop will be subject to disastrous weather. The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and corn, and it is also a substantial source of our competitors’ vegetable production. The adverse effects of weather-related reduced production may be partially mitigated by higher selling prices for the vegetables which are produced.

The commodity materials that we package or otherwise require are subject to price increases that could adversely affect our profitability.

The materials that we use, such as vegetables, steel (used to make cans), ingredients, pouches and other packaging materials as well as the electricity and natural gas used in our business, are commodities that may experience price volatility caused by external factors, including market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs. General inventory positions of major commodities, such as field corn, soybeans and wheat, all commodities with which we must compete for acreage, can have dramatic effects on prices for those commodities, which can translate into similar swings in prices needed to be paid for our contracted commodities. These programs and other events can result in reduced supplies of these commodities, higher supply costs or interruptions in our production schedules. If prices of these commodities increase beyond what we can pass along to our customers, our operating income will decrease.

Risks Associated With Our Operations

COVID-19: Pandemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt our business, including among other things, our supply chain, our manufacturing operations and customer and consumer demand for our products, and could have a material adverse impact on our business.

The ultimate impact that the recent COVID-19 outbreak or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain. To date we have seen increased customer and consumer demand for our products as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home mandates. Increases in net sales by our company to supermarkets, mass merchants, warehouse clubs, wholesalers and ecommerce customers have more than offset declines at foodservice customers. However, this increased customer and consumer demand may decrease in the coming months if and when the need for social distancing and stay-at-home mandates decreases, and we are unable to predict the nature and timing of when that impact may occur.

The spread of pandemics or disease outbreaks such as COVID-19 may negatively affect our operations. If a significant percentage of our workforce or the workforce of our third party business partners is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. As some of our sizable seasonal migrant workforce may dwell in company provided housing, outbreaks such as COVID-19 may be observed and would need to be managed, to the extent possible, to avert more wide-ranging community spread, develop workforce availability, and meet health protocols, which may negatively affect our operations. Pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home mandates and whether a second or third wave of COVID-19 will affect the United States and the rest of North America, our ability to continue to operate our manufacturing facilities and maintain the supply chain without material disruption, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits. We cannot predict the duration or scope of the disruption. Therefore, the financial impact cannot be reasonably estimated at this time.

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters. Dependence upon key customers could lead to increased pricing pressure by these customers.

Green Giant products packed by us in fiscal years 2020 and 2019 constituted approximately 9% and 6%, respectively, of our total sales. Our sales of Green Giant product and financial performance under the Contract Packing Agreement depend to a significant extent on our success in producing quality Green Giant vegetables at competitive costs and B&G Foods success in marketing the products produced by us. The ability of B&G Foods to successfully market these products will depend upon B&G Foods’ sales efforts as well as the factors described above under “Excess capacity in the vegetable industry has a downward impact on selling price.” We cannot give assurance as to the volume of B&G Foods’ sales and cannot control many of the key factors affecting that volume.

Additionally, purchases by the United Sates Department of Agriculture (“USDA”) in fiscal year 2020 and 2019 represented approximately 5.1% and 2.1%, respectively, of our total sales. . The purchase of our products by the USDA is done through the government’s competitive bid process. We bid on stated product requirements and needs as presented by the USDA and, if we are the successful bidder, we fulfill the contract and deliver the product. The government contracting process is complex and subject to numerous regulations and requirements. Failure by us to comply with the regulations and requirements for government contracts could jeopardize our ability to contract with the government and could result in reduced sales or prohibition on submitting bids to the USDA. The government procurement process could also change and result in our inability to meet the new requirements. Additionally, the government’s need for our products could decrease, which would result in reduced sales to the USDA.

If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food packaging companies under highly competitive conditions. The vegetable products which we sell under our own brand names not only compete with vegetable products produced by vegetable packaging competitors, but also compete with products we produce and sell to other companies who market those products under their own brand names, such as the Green Giant vegetables we sell to B&G Foods under the Contract Packing Agreement and the vegetables we sell to various retail grocery chains which carry our customer’s own brand names.

The customers who buy our products to sell under their own brand names control the marketing programs for those products. In recent years, many major retail food chains have been increasing their promotions, offerings and shelf space allocations for their own vegetable brands, to the detriment of vegetable brands owned by the packagers, including our own brands. We cannot predict the pricing or promotional activities of our customers/competitors or whether they will have a negative effect on us. There are competitive pressures and other factors, which could cause our products to lose market share or result in significant price erosion that could materially and adversely affect our business, financial condition and results of operations.

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

We are increasingly dependent on information technology; disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations.

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

At the end of our 2020 fiscal year, we had approximately 3,200 employees of which 3,100 full time and 100 seasonal employees worked in food packaging and 100 employees worked in other activities. During the peak summer harvest period, we hire up to approximately 5,000 seasonal employees to help package vegetables. If there is a shortage of seasonal labor, especially during 2020 as a result of COVID-19 or if there is an increase to minimum wage rates, this could have a negative impact on our cost of operations. Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions. An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

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

As of March 31, 2020, we had approximately $312.5 million of total indebtedness, including various debt agreements and a $106.9 million outstanding balance on our revolving credit facility (“Revolver”).  Scheduled debt service for fiscal 2020 is $28.3 million. During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our Revolver.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

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

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to as our voting preferred stock, are entitled to one vote per share. As of March 31, 2020, holders of Class B common stock and voting preferred stock held 88.1% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2020, our current executive officers and directors beneficially owned 12.1% of our outstanding shares of Class A common stock, 54.5% of our outstanding shares of Class B common stock and 53.5% of our voting preferred stock, or 49.1% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

The Company uses the Last-In, First-Out (LIFO) method of inventory accounting. As of March 31, 2020, we had a LIFO reserve of $144.3 million which, at the U.S. corporate tax rate, represents approximately $36.1 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $36.1 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

	Square
	Footage	Acres
	(000)
Food Group
Nampa, Idaho	243	16
Payette, Idaho	392	43
Princeville, Illinois	286	478
East Bernstadt, Kentucky	246	15
Hart, Michigan	289	92
Traverse City, Michigan	58	43
Blue Earth, Minnesota	286	350
Glencoe, Minnesota	646	1,278
LeSueur, Minnesota	82	7
Montgomery, Minnesota	549	1,162
Rochester, Minnesota	835	634
Geneva, New York	769	602
Leicester, New York	200	91
Dayton, Oregon	82	19
Salem, Oregon	469	22
Dayton, Washington	250	28
Yakima, Washington	122	8
Baraboo, Wisconsin	584	11
Cambria East, Wisconsin	412	406
Cambria West, Wisconsin	210	295
Clyman, Wisconsin	437	724
Cumberland, Wisconsin	389	305
Gillett, Wisconsin	324	105
Janesville, Wisconsin	1,227	342
Mayville, Wisconsin	297	367
Oakfield, Wisconsin	229	2,277
Ripon, Wisconsin	589	75

Non-Food Group
Marion, New York	6
Penn Yan, New York	27	4

Total	10,535	9,799

These facilities primarily package various vegetable products. Most of the facilities are owned by the Company. The Company is a lessee under a number of operating leases for equipment and real property used for packaging and warehousing.

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

Not Applicable.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2020 Annual Report, “Shareholder Information”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting on August 10, 2007 and extended on July 28, 2017. The 2007 Equity Plan expires in August 2027 and originally authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock. 4,064 shares were awarded in fiscal year 2020 under the terms of the 2007 Equity Plan. As of March 31, 2020, there were 55,049 shares available for distribution as part of future awards under the 2007 Equity Plan. No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

There are no equity compensation plans not approved by the Company’s shareholders.

Common Stock Performance Graph

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Issuer Purchases of Equity Securities

						Maximum Number (or
						Approximate Dollar
	Total Number of Shares		Average Price Paid per		Total Number of Shares	Value) of Shares that
	Purchased (1)		Share		Purchased as Part of	May Yet Be Purchased
	Class A	Class B	Class A	Class B	Publicly Announced	Under the Plans or
Period	Common	Common	Common	Common	Plans or Programs (2)	Programs (2)
1/01/20 - 1/31/20	-	-	$-	$-	-
2/01/20 - 2/29/20	13,500	480	$39.46	$39.80	13,980
3/01/20 - 3/31/20	22,196	100	$29.91	$33.79	8,796
Total	35,696	580	$33.52	$38.76	22,776	516,287

(1)

No shares were purchased under the Company's share repurchase program. The purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan, and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide matching employee contributions under the Plans.

(2)

In 2012 the Company's Board of Directors authorized the repurchase of the Company's stock. The number of shares authorized for repurchase has been increased from time to time, most recently on March 10, 2015 when the repurchase program was increased to 2,500,000 shares. As of March 31, 2020, the Company has purchased 1,983,716 shares and there remains 516,287 shares available to purchase under the program.

Item 6

Selected Financial Data

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2020 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2020 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm," which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2020, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accountant has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on the next page.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of Seneca Foods Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of March 31, 2020 of Seneca Foods Corporation (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020 based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheet of the Company as of March 31, 2020, the related consolidated statements of net earnings, comprehensive income (loss), stockholders' equity, and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated July 2, 2020, expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Plante Moran, PC

We have served as the Company’s auditor since 2020.

Southfield, Michigan

July 2, 2020

Changes in Internal Control over Financial Reporting

Other than the changes in internal controls related to ASC 842 Accounting for Leases, there was no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Information Concerning Directors” in the Company’s definitive Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on August 18, 2020. The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2020.

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

Item 11

Executive Compensation

The information included under the following captions in the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Outstanding Equity Awards at 2020 Fiscal Year-End,” “Pension Benefits,” “Compensation of Directors” and “Compensation Committee Interlocks.” The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

	1.	Financial Statements - the following consolidated financial statements of the Registrant, included in the 2020 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) – Years ended March 31, 2020 and 2019

Consolidated Balance Sheets - March 31, 2020 and 2019

Consolidated Statements of Cash Flows – Years ended March 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2020 and 2019

Notes to Consolidated Financial Statements – Years ended March 31, 2020 and 2019

Reports of Independent Registered Public Accounting Firms

Pages
	2.	Supplemental Schedule:

		Reports of Independent Registered Public Accounting Firms on Schedule	19
		Schedule II—Valuation and Qualifying Accounts	20

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

	3.	Exhibits:

Exhibit Number Description

		3.1	The Company’s Restated Certificate of Incorporation, (incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2010).

		3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q/A filed August 18, 1995 for the quarter ended July 1, 1995)

		3.3	Amendment to the Company’s Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated November 6, 2007)

		4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019)

		10.1	Third Amended and Restated Loan and Security Agreement dated as of July 5, 2016 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, Bank of America, N.A., as agent, issuing bank, syndication agent, and lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 5, 2016).

		10.2	Amended and Restated Loan and Guaranty Agreement as of May 28, 2020 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2020).

		10.3	Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002)

		10.4*	Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2017)

		10.5*	Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 27, 2017)

		10.6*	2007 Equity Incentive Plan effective August 3, 2007 as extended on July 28, 2017 (incorporated by reference to Appendix A to the Company’s Proxy Statement dated June 28, 2007)

13	The material contained in the 2020 Annual Report to Shareholders under the following headings: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, and “Shareholder Information” (filed herewith)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Plante Moran, PC (filed herewith)

23.2	Consent of BDO USA, LLP (filed herewith)

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Seneca Foods Corporation’s Annual Report on Form 10-K for the year ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements

* Indicates management or compensatory agreement

Item 16

Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Seneca Foods Corporation

Marion, New York

The audit referred to in our report dated July 2, 2020 relating to the financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Form 10-K by reference to the Annual Report to Shareholders for the year ended March 31, 2020 also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Plante Moran, PC

We have served as the Company’s auditor since 2020.

Southfield, Michigan

July 2, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Seneca Foods Corporation

Marion, New York

The audit referred to in our report dated June 13, 2019 relating to the consolidated financial statements of Seneca Foods Corporation, which is incorporated in Item 8 of Seneca Foods Corporation’s Form 10-K for the year ended March 31, 2019 by reference to the annual report to shareholders for the year ended March 31, 2019 also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when read in connection with the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Milwaukee, Wisconsin
June 13, 2019

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged/	Charged to	Deductions		Balance
	beginning	(credited)	other	from		at end
	of period	to income	accounts	reserve		of period

Year-ended March 31, 2020:
Allowance for doubtful accounts	$57	$1,627	$-	$86	(a)	$1,598
Income tax valuation allowance	$3,988	$485	$-	$-		$4,473

Year-ended March 31, 2019:
Allowance for doubtful accounts	$56	$1	$-	$-	(a)	$57
Income tax valuation allowance	$3,865	$6	$117	$-		$3,988

(a) Accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION /s/Timothy J. Benjamin Timothy J. Benjamin Senior Vice President, Chief Financial Officer and Treasurer	July 2, 2020

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott	Chairman and Director	July 2, 2020
Arthur S. Wolcott

/s/ Kraig H. Kayser	President, Chief Executive Officer, Director	July 2, 2020
Kraig H. Kayser

/s/ Timothy J. Benjamin	Senior Vice President,	July 2, 2020
Timothy J. Benjamin	Chief Financial Officer and Treasurer

/s/ Jeffrey L. Van Riper	Vice President, Controller,	July 2, 2020
Jeffrey L. Van Riper	and Secretary (Principal Accounting Officer)

/s/ Kathryn J. Boor	Director	July 2, 2020
Kathryn J. Boor

/s/ Peter R. Call	Director	July 2, 2020
Peter R. Call

/s/ John P. Gaylord	Director	July 2, 2020
John P. Gaylord

/s/ Samuel T. Hubbard, Jr.	Director	July 2, 2020
Samuel T. Hubbard, Jr.

/s/ Thomas Paulson	Director	July 2, 2020
Thomas Paulson

/s/ Susan W. Stuart	Director	July 2, 2020
Susan W. Stuart

/s/ Keith A. Woodward	Director	July 2, 2020
Keith A. Woodward