Form 10-Q
period 2020-06-27
Seneca Foods Corp
filed 2020-08-05
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 27, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

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

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Market

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 31, 2020
Common Stock Class A, $.25 Par	7,368,593
Common Stock Class B, $.25 Par	1,733,902

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	June 27, 2020	June 29, 2019	March 31, 2020
ASSETS

Current Assets:
Cash and Cash Equivalents	$11,607	$16,901	$10,702
Accounts Receivable, Net	62,860	74,000	109,802
Contracts Receivable	6,059	5,157	7,610
Current Assets Held For Sale	11,989	-	-
Current Assets Held For Sale-Discontinued Operations	182	98	182
Inventories	423,844	493,498	411,631
Refundable Income Taxes	-	441	4,350
Other Current Assets	7,363	3,577	7,323
Total Current Assets	523,904	593,672	551,600
Property, Plant and Equipment, Net	239,524	206,188	228,489
Right-of-Use Assets Operating, Net	57,349	83,742	60,663
Right-of-Use Assets Financing, Net	32,222	34,294	33,617
Deferred Income Taxes, Net	9,185	3,722	7,872
Noncurrent Assets Held For Sale-Discontinued Operations	1,026	1,143	1,026
Other Assets	19,751	2,547	26,042
Total Assets	$882,961	$925,308	$909,309

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$99,615	$77,571	$71,194
Deferred Revenue	3,594	1,936	7,758
Accrued Vacation	12,147	11,843	11,876
Accrued Payroll	8,796	6,002	11,864
Other Accrued Expenses	17,182	17,550	17,808
Income Taxes Payable	8,463	-	-
Current Liabilities Held For Sale-Discontinued Operations	-	3,653	880
Current Portion of Operating Lease Obligations	21,311	26,641	21,550
Current Portion of Financing Lease Obligations	6,232	6,573	6,224
Current Portion of Long-Term Debt	500	88	500
Total Current Liabilities	177,840	151,857	149,654
Long-Term Debt, Less Current Portion	144,467	246,645	217,081
Operating Lease Obligations, Less Current Portion	38,634	60,979	42,760
Financing Lease Obligations, Less Current Portion	22,613	29,907	24,366
Pension Liabilities	79,321	18,005	75,742
Other Long-Term Liabilities	5,000	4,077	5,342
Total Liabilities	467,875	511,470	514,945
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	681	707	681
Common Stock, $.25 Par Value Per Share	3,041	3,039	3,041
Additional Paid-in Capital	98,412	98,285	98,384
Treasury Stock, at Cost	(88,319)	(78,484)	(88,319)
Accumulated Other Comprehensive Loss	(79,220)	(18,285)	(79,220)
Retained Earnings	480,491	408,576	459,797
Total Stockholders' Equity	415,086	413,838	394,364
Total Liabilities and Stockholders’ Equity	$882,961	$925,308	$909,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	June 27, 2020	June 29, 2019

Net Sales	$288,165	$264,925

Costs and Expenses:
Cost of Product Sold	239,603	245,751
Selling, General and Administrative	18,145	16,258
Plant Restructuring Charge	263	4,806
Other Operating Income	(145)	(4,827)
Total Costs and Expenses	257,866	261,988
Operating Income	30,299	2,937
Loss From Equity Investment	676	-
Other Loss (Income)	931	(1,803)
Interest Expense, Net	1,651	3,352
Earnings Before Income Taxes	27,041	1,388
Income Taxes	6,335	285
Net Earnings	$20,706	$1,103

Basic Earnings per Common Share	$2.26	$0.12
Diluted Earnings per Common Share:	$2.24	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	June 27, 2020	June 29, 2019

Comprehensive income:
Net earnings	$20,706	$1,103
Total	$20,706	$1,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	June 27, 2020	June 29, 2019
Cash Flows from Operating Activities:
Net Earnings From Operations	$20,706	$1,103

Adjustments to Reconcile Net Earnings to Net Cash Used In Operations:
Depreciation & Amortization	7,881	7,382
Gain on the Sale of Assets	(315)	(4,663)
Provision for Restructuring and Impairment	263	4,806
Loss From Equity Investment	676	-
Deferred Income Tax Benefit	(1,313)	(1,305)
Changes in Operating Assets and Liabilities:
Accounts Receivable	48,493	4,965
Inventories	(12,213)	8,186
Other Current Assets	(94)	(502)
Income Taxes	12,813	1,453
Accounts Payable, Accrued Expenses and Other	23,424	7,382
Net Cash Provided By Operations	100,321	28,807
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(19,230)	(9,776)
Proceeds from the Sale of Assets	914	6,398
Net Cash Used In Investing Activities	(18,316)	(3,378)
Cash Flows from Financing Activities:
Long-Term Borrowing	91,896	93,600
Payments on Long-Term Debt	(164,510)	(109,236)
Other Assets	(6,950)	-
Payments on Financing Leases	(1,536)	(1,616)
Purchase of Treasury Stock	-	(2,744)
Dividends	-	(12)
Net Cash Used In Financing Activities	(81,100)	(20,008)
Net Increase in Cash and Cash Equivalents	905	5,421
Cash and Cash Equivalents, Beginning of the Period	10,702	11,480
Cash and Cash Equivalents, End of the Period	$11,607	$16,901

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Lease Obligations	$2,375	$4,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2021:
Balance March 31, 2020	$681	$3,041	$98,384	$(88,319)	$(79,220)	$459,797
Net earnings	-	-	-	-	-	20,706
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	28	-	-	-
Balance June 27, 2020	$681	$3,041	$98,412	$(88,319)	$(79,220)	$480,491

First Quarter FY 2020:
Balance March 31, 2019	$707	$3,039	$98,260	$(75,740)	$(18,285)	$409,504
Net earnings	-	-	-	-	-	1,103
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(2,744)	-	-
Operating lease impairment adjustment upon the adoption of ASU 2016-02 "Leases" (net of tax)	-	-	-	-	-	(2,019)
Balance June 29, 2019	$707	$3,039	$98,285	$(78,484)	$(18,285)	$408,576

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
June 27, 2020	200,000	1,400,000	35,355	500	20,000,000	10,000,000
Shares outstanding:
June 27, 2020	200,000	807,240	35,355	500	7,383,993	1,733,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2020

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of June 27, 2020 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2020 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three month period ended June 27, 2020 are not necessarily indicative of the results to be expected for the full year.

For the three months ended June 27, 2020 and June 29, 2019 the Company sold certain finished goods inventory for cash on a bill and hold basis.  The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2020 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

Reclassifications—Certain previously reported amounts have been reclassified to conform to the current period classification. In addition, the Company has adjusted its prior quarter cash flow statement to properly reflect lease payments made on operating leases under ASC 842.  This adjustment reduced net cash provided by operations and reduced net cash used in financing activities.

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
June 27, 2020

The following table presents information related to the major classes of assets and liabilities of Modesto that are classified as Held For Sale-Discontinued Operations in the Company's Consolidated Balance Sheets (in thousands):

	June 27	June 29	March 31
	2020	2019	2020
Other Current Assets	182	98	182

Current Assets Held For Sale-Discontinued Operations	$182	$98	182

Other Assets	$1,026	$1,143	1,026
Noncurrent Assets Held For Sale-Discontinued Operations	$1,026	$1,143	1,026

Accounts Payable and Accrued Expenses	$-	$3,653	880
Current Liabilities Held For Sale-Discontinued Operations	$-	$3,653	880

3.	Assets Held For Sale

As of June 27, 2020, the Company has certain non-operating units in the Midwest that met the criteria to be classified as held for sale, which requires the Company to present the related assets and liabilities as separate line items in our Condensed Consolidated Balance Sheet. The Company is required to record the assets held for sale at the lower of carrying value or fair value less costs to sell. The following table presents information related to the major classes of assets and liabilities that were held for sale in our Condensed Consolidated Balance sheets (in thousands):

Property, Plant and Equipment (net)	$11,989
Current Assets Held For Sale	$11,989

4.	Revenue Recognition

In the following table, revenue is disaggregated by product category groups (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
Canned Vegetables	$221.0	$187.2
Frozen	17.9	18.2
Fruit Products	18.8	22.7
Chip Products	2.4	2.9
Prepared Foods	24.2	29.8
Other	3.9	4.1
	$288.2	$264.9

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2020

5.	Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $142,126,000 as of the end of the first quarter of fiscal 2021 as compared to $164,517,000 as of the end of the first quarter of fiscal 2020. The change in the LIFO Reserve for the three months ended June 27, 2020 was a decrease of $2,141,000 as compared to an increase of $3,176,000 for the three months ended June 29, 2019. This reflects the projected impact of an overall cost decrease expected in fiscal 2021 versus fiscal 2020. The following table shows inventory by category and the related LIFO balance (in thousands):

	June 27, 2020	June 29, 2019	March 31, 2020

Finished products	$330,071	$405,372	$351,251
In process	29,875	33,568	31,173
Raw materials and supplies	206,024	219,075	173,474
	565,970	658,015	555,898
Less excess of FIFO cost over LIFO cost	142,126	164,517	144,267
Total inventories	$423,844	$493,498	$411,631

6.	Leases

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

The Company has operating leases for land, machinery and equipment. The Company also has finance leases for machinery and equipment. The commencement date used for the calculation of the lease obligation is the latter of the commencement date of the new standard ( April 1, 2019) or the lease start date. Certain of the leases have options to extend the life of the lease, which are included in the liability calculation when the option is at the sole discretion of the Company and it is reasonably certain that the Company will exercise the option. In addition, the Company has certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred. Leases with an initial term of 12 months or less are not material.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2020

Upon adoption of ASU 2016-02, the Company determined its right-of-use assets related to the operating leases for its plant equipment in Sunnyside, Washington were partially impaired and therefore were reduced with a corresponding charge to retained earnings of $2,019,000 (which is net of tax). The estimated lives of these assets were shortened due to the planned closure of the facility after the year’s pack.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows:

	Three Months Ended
	June 27, 2020	June 29, 2019
	(In thousands)	(In thousands)
Lease cost:

Amortization of right of use asset	$1,186	$1,067
Interest on lease liabilities	294	368
Finance lease cost	1,480	1,435
Operating lease cost	6,407	7,900
Total lease cost	$7,887	$9,335

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$294	$368
Operating cash flows from operating leases	7,278	8,961
Financing cash flows from finance leases	1,536	1,616
	$9,108	$10,945

Right-of-use assets obtained in exchange for new finance lease liabilities	$35	$237
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,340	$4,538
Weighted-average lease term (years):
Financing leases	5.1	5.7
Operating leases	3.7	4.1
Weighted-average discount rate (percentage):
Financing leases	4.1	4.2
Operating leases	4.4	4.6

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2020

Estimated undiscounted future lease payments under non-cancelable operating leases and financial leases, along with a reconciliation of undiscounted cash flows to operating and financing lease liabilities, respectively, as of June 27, 2020 (in thousands) were as follows:

Years ending March 31:	Operating	Financing
Balance of 2021	$17,076	$5,442
2022	19,469	7,255
2023	13,675	7,255
2024	6,819	5,728
2025	3,262	2,374
2026-2032	4,598	4,005
Total minimum payment required	$64,899	$32,059
Less interest	4,954	3,214
Present value of minimum lease payments	59,945	28,845
Amount due within one year	21,311	6,232
Long-term lease obligations	$38,634	$22,613

7.	Revolving Credit Facility

The Company entered into a five-year revolving credit facility (“Revolver”) on July 5, 2016. Maximum borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March.   The Revolver balance as of June 27, 2020 was $34,406,000 and is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheets since the Revolver matures on July 5, 2021. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The decrease in average amount of Revolver borrowings during the first three months of fiscal 2021 compared to the first three months of fiscal 2020 was attributable to the high sales in March through June 2020 due to pantry loading as a result of COVID-19.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2020

The following table documents the quantitative data for Revolver borrowings during the first quarter of fiscal 2021 and fiscal 2020:

	First Quarter
	2021	2020
	(In thousands)
Reported end of period:
Outstanding borrowings	$34,406	$136,014
Weighted average interest rate	1.75%	4.00%
Reported during the period:
Maximum amount of borrowings	$107,967	$151,107
Average outstanding borrowings	$57,281	$134,135
Weighted average interest rate	2.03%	3.96%

8.	Stockholders’ Equity

There were no repurchases of stock during the three-month period ended June 27, 2020. As of June 27, 2020, there are 3,042,092 shares or $88,319,000 of repurchased stock. These shares are not considered outstanding.

9.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of:

	Three Months Ended
	June 27, 2020	June 29, 2019

Service Cost Including Administration	$2,574	$2,288
Interest Cost	2,251	2,296
Expected Return on Plan Assets	(3,567)	(3,958)
Amortization of Prior Service Cost	23	30
Amortization of Net Loss	2,224	-
Net Periodic Benefit Cost	$3,505	$656

There was no contribution to the pension plan in the three month periods ended June 27, 2020 or June 29, 2019.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2020

10.	Plant Restructuring

The following table summarizes the rollforward of restructuring charges and related asset impairment charges recorded and the accruals established:

	Restructuring Payable
	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2020	$202	$-	$202
First quarter charge	219	44	263
Cash payments/write offs	(203)	(44)	(247)
Balance June 27, 2020	$218	$-	$218

	Severance	Other Costs	Total
	(In thousands)

Balance March 31, 2019	$225	$1	$226
First quarter charge	586	4,220	4,806
Cash payments/write offs	(170)	(4,220)	(4,390)
Balance June 29, 2019	$641	$1	$642

During the quarter ended June 27, 2020, the Company recorded a restructuring charge of $263,000 related to the closing of plants in the Northwest, of which $219,000 was related to severance and $44,000 was for lease impairments.

During the quarter ended June 29, 2019, the Company recorded a restructuring charge of $4,806,000 related to the closing of plants in the Midwest and Northwest of which $2,245,000 was for accelerated amortization of right of use operating lease assets, $1,975,000 was mostly related to equipment moves and $586,000 was related to severance.

11.	Other Operating Income and Expense

During the three months ended June 27, 2020 the Company recorded a gain on the sale of unused fixed assets of $534,000. The Company also recorded a loss of $389,000 on the disposal of equipment from a sold Northwest plant. During the three months ended June 29, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $4,075,000. The Company also recorded a gain of on the sale of unused fixed assets of $752,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

12.	Recently Issued Accounting Standards

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

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2020

In December 2019, the FASB issued ASU No. 2019-12 to simplify the accounting for income taxes by removing certain exceptions to the general principles and simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. The new standard will be effective for the Company in the first quarter fiscal year 2022. We are currently evaluating the effect that the new standard will have on the Company’s financial position, results of operations and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables along with other financial instruments which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a modified-retrospective approach). Under the above-mentioned deferral, the Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of April 1, 2023 and is in the process of assessing the impact, if any, that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended June 27, 2020.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 27, 2020

13.	Earnings per Common Share

Earnings per share for the quarters ended June 27, 2020 and June 29, 2019 are as follows:

	Q U A R T E R
(Thousands, except per share amounts)	Fiscal 2021	Fiscal 2020

Basic

Net Earnings	$20,706	$1,103
Deduct preferred stock dividends paid	6	6

Undistributed earnings	20,700	1,097
Earnings attributable to participating preferred	81	4

Earnings attributable to common shareholders	$20,619	$1,093

Weighted average common shares outstanding	9,118	9,477

Basic earnings per common share	$2.26	$0.12

Diluted

Earnings from attributable to common shareholders	$20,619	$1,093
Add dividends on convertible preferred stock	5	5

Earnings attributable to common stock on a diluted basis	$20,624	$1,098

Weighted average common shares outstanding-basic	9,118	9,477
Additional shares issued related to the equity compensation plan	3	2
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	9,188	9,546

Diluted earnings per common share	$2.24	$0.12

14.	Fair Value of Financial Instruments

As required by Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $144,967,000 and an estimated fair value of $145,261,000 as of June 27, 2020. As of March 31, 2020, the carrying amount was $217,581,000 and the estimated fair value was $217,559,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

15.	Income Taxes

The effective tax rate for continuing operations was 23.4% and 20.5% for the three month periods ended June 27, 2020 and June 29, 2019, respectively. The change in tax rate resulting from federal credits and incentives is a 4.8 percentage point increase.  This change is the majority of the 2.9 percentage point increase in the effective tax rate.  The dollar amount of these credits and incentives did not change significantly from 2020 to 2021.  The projected pre-tax income increased significantly from 2020 to 2021 which resulted in the federal credits and incentives having a smaller impact on the tax rate in 2021.  This increase was partially offset by a 1.3 percentage point decrease resulting from interest received from the federal refund for the NOL carryback claim filed as a result of the CARES Act.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 27, 2020

.

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. The Company’s product offerings include canned, frozen and bottled produce and snack chips. Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. The Company’s canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs. The Company packs canned vegetables as well as frozen vegetables under contract packing agreements. In addition, Seneca provides contract packing services mostly through its wholly owned subsidiary Truitt Bros., Inc.

The Company’s raw product is harvested mainly between June through November.

Results of Operations:

Sales:

The first fiscal quarter 2021 results include net sales of $288,165,000, which represents an 8.8% increase, or $23,240,000, from the first quarter of fiscal 2020.  The net increase in sales is due to higher selling prices/sales mix of $25,446,000 partially offset by volume decreases of $2,206,000. The increase in sales is primarily from a $33,785,000 increase in Canned Vegetable sales, partially offset by a $5,590,000 decrease in Prepared Food sales, a $3,906,000 decrease in other Canned Fruit sales, a $544,000 decrease in Snack sales, a $240,000 decrease in Frozen sales, and a $265,000 decrease in Other sales.

The following table presents sales by product category (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019
Canned Vegetables	$221.0	$187.2
Frozen	17.9	18.2
Fruit Products	18.8	22.7
Chip Products	2.4	2.9
Prepared Foods	24.2	29.8
Other	3.9	4.1
	$288.2	$264.9

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 27, 2020

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended
	June 27, 2020	June 29, 2019
Gross Margin	16.9%	7.2%

Selling	2.8%	2.8%
Administrative	3.5%	3.3%
Plant Restructuring	0.1%	1.8%
Other Operating Income	-0.1%	-1.8%

Operating Income	10.5%	1.1%

Interest Expense, Net	0.6%	1.3%

For the three month period ended June 27, 2020, the gross margin increased from the prior year quarter from 7.2% to 16.9% due primarily to higher prices in the first quarter of 2021. The Company’s LIFO credit for the first quarter ended June 27, 2020 was $2,141,000 as compared to a charge of $3,176,000 for the first quarter ended June 29, 2019. This reflects the impact on the quarter of lower cost increases expected to be incurred in fiscal 2021, compared with to fiscal 2020. On an after-tax basis, LIFO increased net earnings by $1,606,000 for the quarter ended June 27, 2020 and LIFO decreased net earnings by $2,382,000 for the quarter ended June 29, 2019, based on the historical statutory federal income tax rates.

For the three month period ended June 27, 2020, selling costs as a percentage of sales remained the same at 2.8% compared to the same period in the prior year.

For the three month period ended June 27, 2020, administrative expense as a percentage of sales increased from 3.3% to 3.5% primarily due to higher employment costs.

During the three months ended June 27, 2020 the Company recorded a gain on the sale of unused fixed assets of $534,000. The Company also recorded a loss of $389,000 on the disposal of equipment from a sold Northwest plant. During the three months ended June 29, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $4,075,000. The Company also recorded a gain of on the sale of unused fixed assets of $752,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense for the first quarter ended June 27, 2020, as a percentage of sales, decreased to 0.6% from 1.3% in first quarter ended June 29, 2019. During fiscal 2021, overall borrowings were lower than the previous year along with higher sales for the current period.

Income Taxes:

The effective tax rate for continuing operations was 23.4% and 20.5% for the three month periods ended June 27, 2020 and June 29, 2019, respectively. The change in tax rate resulting from federal credits and incentives is a 4.8 percentage point increase.  This change is the majority of the 2.9 percentage point increase in the effective tax rate.  The dollar amount of these credits and incentives did not change significantly from 2020 to 2021.  The projected pre-tax income increased significantly from 2020 to 2021 which resulted in the federal credits and incentives having a smaller impact on the tax rate in 2021.  This increase was partially offset by a 1.3 percentage point decrease resulting from interest received from the federal refund for the NOL carryback claim filed as a result of the CARES Act.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 27, 2020

Earnings per Share:

Basic earnings per share were $2.26 and $0.12 for the three months ended June 27, 2020 and June 29, 2019, respectively. Diluted earnings per share were $2.24 and $0.12 for the three months ended June 27, 2020 and June 29, 2019, respectively. For details of the calculation of these amounts, refer to footnote 13 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review:

	June 27,	June 29,	March 31,	March 31,
	2020	2019	2020	2019
Working Capital:
Balance	$346,064	$441,815	$401,946	$490,871
Change in Quarter	(55,882)	(49,056)
Current Portion of Long-Term Debt	500	88	6,763	7,468
Long-Term Debt, Less Current Portion	144,467	246,645	217,081	265,900
Operating Lease Obligations, Less Current Portion	38,634	60,979	42,760	-
Financing Lease Obligations, Less Current Portion	22,613	29,907	24,366	-
Capital Lease Obligations, Less Current Portion	-	-	-	31,286
Total Stockholders' Equity Per Equivalent Common Share (see Note below)	45.01	43.39	42.77	43.27
Stockholders' Equity Per Common Share	45.45	43.80	43.17	43.67
Current Ratio	2.95	3.91	3.69	5.37

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 9 of the Notes to Consolidated Financial Statements of the Company’s 2020 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $100,321,000 in the first three months of fiscal 2021, compared to $28,807,000 in the first three months of fiscal 2020. The $71,514,000 increase in cash provided is a $43,528,000 increase in cash provided for in accounts receivable in the first three months of fiscal 2021 as compared to the first three months of fiscal 2020, a $19,603,000 increase in cash provided by net earnings, a $11,360,000 increase in cash provided by income taxes, a $17,394,000 increase in cash provided by accounts payable, accrued expenses and other liabilities and a $408,000 increase in cash provided by other current assets, partially offset by a $20,399,000 decrease in inventories.

As compared to June 29, 2019, inventory decreased $69,654,000 to $423,844,000 at June 27, 2020. The components of the inventory decrease (excluding LIFO) reflect a $75,301,000 decrease in finished goods, a $3,693,000 decrease in work in process and a $13,051,000 decrease in raw materials and supplies. The finished goods decrease primarily reflects higher sales due to COVID-19 pantry loading and lower inventory quantities attributable to the lower calendar year 2019 pack versus the calendar year 2018 pack. The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $142,126,000 as of the end of the first quarter of 2021 as compared to $164,517,000 as of the end of the first quarter of 2020.

Cash used in investing activities was $18,316,000 in the first three months of fiscal 2021 compared to cash used in investing activities of $3,378,000 in the first three months of fiscal 2020. Additions to property, plant and equipment were $19,230,000 in the first three months of fiscal 2021 as compared to $9,776,000 in first three months of fiscal 2011. Proceeds from the sale of assets were $914,000 for the first three months of fiscal 2021 as compared to $6,398,000 in first three months of fiscal 2020.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 27, 2020

Cash used in financing activities was $81,100,000 in the first three months of fiscal 2021, which included borrowings of $91,896,000 and the repayment of $164,510,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility (“Revolver”). Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2020. The Company did not repurchase treasury stock in the first three months of fiscal 2021 but repurchased $2,744,000 of treasury stock during the first quarter of fiscal year 2020.

The Company entered into a five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March with a maturity date of July 5, 2021.  The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of June 27, 2020, the interest rate was approximately 1.75% on a balance of $34,406,000. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At June 27, 2020, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues are typically higher in the second and third fiscal quarters. The Company’s sales exhibit seasonality with the third fiscal quarter generating the highest retail sales due to holidays that occur during that quarter. See the Critical Accounting Policies section below for further details.

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

June 27, 2020

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on such statements, which speak only to events as of the date the statements were made. Among the factors that could cause actual results to differ materially are:

●	general economic and business conditions;
●	cost and availability of commodities and other raw materials such as vegetables, steel and packaging materials;
●	transportation costs;
●	climate and weather affecting growing conditions and crop yields;
●	the availability of financing;
●	leverage and the Company’s ability to service and reduce its debt;
●	potential impact of COVID-19 related issues at our facilities;
●	foreign currency exchange and interest rate fluctuations;
●	effectiveness of the Company’s marketing and trade promotion programs;
●	changing consumer preferences;
●	competition;
●	product liability claims;
●	the loss of significant customers or a substantial reduction in orders from these customers;
●	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental and health and safety regulations; and
●	other risks detailed from time to time in the reports filed by the Company with the SEC.

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

June 27, 2020

Critical Accounting Policies

For the three months ended June 27, 2020 and June 29, 2019 the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate lease obligations. There have been no material changes to the Company’s exposure to market risk since March 31, 2020.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 27, 2020, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2020 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) of
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
4/01/2020 –
4/30/2020	-	-	$-	$-	-
5/01/2020 –
5/31/2020	-	-	$-	$-	-
6/01/2020 –
6/30/2020	-	-	$-	$-	-
Total	-	-	$-	$-	-	516,287

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amended and Restated Loan and Guaranty Agreement as of May 28, 2020 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 1, 2020).

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document (filed herewith).
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation (Company)

/s/Kraig H. Kayser
August 5, 2020
Kraig H. Kayser President and Chief Executive Officer

/s/Timothy J. Benjamin
August 5, 2020
Timothy J. Benjamin Chief Financial Officer