Form 10-Q
period 2020-09-26
Seneca Foods Corp
filed 2020-11-04
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 26, 2020

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

Yes ☑ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and an emerging growth company in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☑Non-accelerated filer ☐Smaller reporting company ☑

Emerging growth company ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☑

If an emerging growth company, indicate by checkmark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Market

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 30, 2020
Common Stock Class A, $.25 Par	7,361,439
Common Stock Class B, $.25 Par	1,718,002

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	September 26, 2020	September 28, 2019	March 31, 2020
ASSETS

Current Assets:
Cash and Cash Equivalents	$14,813	$17,640	$10,702
Accounts Receivable, Net	128,242	116,035	109,802
Contracts Receivable	6,551	7,334	7,610
Current Assets Held For Sale	11,917	-	-
Current Assets Held For Sale-Discontinued Operations	157	98	182
Inventories	550,704	575,183	411,631
Refundable Income Taxes	-	-	4,350
Other Current Assets	2,139	7,614	7,323
Total Current Assets	714,523	723,904	551,600
Property, Plant and Equipment, Net	240,474	204,746	228,489
Right-of-Use Assets Operating, Net	51,241	76,178	60,663
Right-of-Use Assets Financing, Net	32,165	33,640	33,617
Deferred Income Taxes, Net	8,474	3,190	7,872
Noncurrent Assets Held For Sale-Discontinued Operations	1,085	1,143	1,026
Other Assets	18,844	2,882	26,042
Total Assets	$1,066,806	$1,045,683	$909,309

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$230,130	$195,676	$71,194
Deferred Revenue	7,745	9,547	7,758
Accrued Vacation	12,340	11,786	11,876
Accrued Payroll	16,866	11,622	11,864
Other Accrued Expenses	25,021	21,343	17,808
Income Taxes Payable	419	1,095	-
Current Liabilities Held For Sale-Discontinued Operations	-	3,649	880
Current Portion of Operating Lease Obligations	18,476	25,776	21,550
Current Portion of Financing Lease Obligations	6,497	6,137	6,224
Current Portion of Long-Term Debt	63,111	-	500
Total Current Liabilities	380,605	286,631	149,654
Long-Term Debt, Less Current Portion	109,069	243,978	217,081
Operating Lease Obligations, Less Current Portion	33,464	52,992	42,760
Financing Lease Obligations, Less Current Portion	21,900	26,773	24,366
Pension Liabilities	85,001	18,661	75,742
Other Long-Term Liabilities	4,715	3,986	5,342
Total Liabilities	634,754	633,021	514,945
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	681	703	681
Common Stock, $.25 Par Value Per Share	3,041	3,040	3,041
Additional Paid-in Capital	98,436	98,313	98,384
Treasury Stock, at Cost	(89,482)	(84,320)	(88,319)
Accumulated Other Comprehensive Loss	(79,220)	(18,285)	(79,220)
Retained Earnings	498,596	413,211	459,797
Total Stockholders' Equity	432,052	412,662	394,364
Total Liabilities and Stockholders’ Equity	$1,066,806	$1,045,683	$909,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Net Sales	$390,294	$370,002	$678,459	$634,927

Costs and Expenses:
Cost of Product Sold	341,351	345,947	580,954	591,698
Selling, General and Administrative	19,453	17,692	37,598	33,950
Plant Restructuring Charge	24	1,146	287	5,952
Other Operating Loss/(Income)	1,780	(2,174)	1,635	(7,001)
Total Costs and Expenses	362,608	362,611	620,474	624,599
Operating Income	27,686	7,391	57,985	10,328
Loss From Equity Investment	804	-	1,480	-
Other Loss/(Income)	1,760	(1,804)	2,691	(3,607)
Interest Expense, Net	1,404	3,141	3,055	6,493
Earnings Before Income Taxes	23,718	6,054	50,759	7,442
Income Taxes	5,613	1,419	11,948	1,704
Net Earnings	$18,105	$4,635	$38,811	$5,738

Basic Earnings per Common Share	$1.98	$0.50	$4.24	$0.61
Diluted Earnings per Common Share:	$1.97	$0.49	$4.21	$0.61

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Comprehensive income:
Net earnings	$18,105	$4,635	$38,811	$5,738
Total	$18,105	$4,635	$38,811	$5,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	September 26, 2020	September 28, 2019
Cash Flows from Operating Activities:
Net Earnings	$38,811	$5,738

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operations:
Depreciation & Amortization	16,050	14,698
Gain on the Sale of Assets	(246)	(7,036)
Provision for Restructuring and Impairment	287	5,682
Loss From Equity Investment	1,480	-
Deferred Income Tax Benefit	(602)	(773)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(17,381)	(39,247)
Inventories	(139,073)	(73,499)
Other Current Assets	5,098	(4,539)
Income Taxes	4,769	2,989
Accounts Payable, Accrued Expenses and Other	177,812	142,467
Net Cash Provided by Operations	87,005	46,480
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(27,321)	(16,472)
Proceeds from the Sale of Assets	1,025	10,429
Net Cash Used In Investing Activities	(26,296)	(6,043)
Cash Flows from Financing Activities:
Long-Term Borrowing	248,848	226,902
Payments on Long-Term Debt	(294,249)	(248,902)
Other Assets	(6,950)	(433)
Payments on Financing Leases	(3,072)	(3,252)
Purchase of Treasury Stock	(1,163)	(8,580)
Dividends	(12)	(12)
Net Cash Used In Financing Activities	(56,598)	(34,277)
Net Increase in Cash and Cash Equivalents	4,111	6,160
Cash and Cash Equivalents, Beginning of the Period	10,702	11,480
Cash and Cash Equivalents, End of the Period	$14,813	$17,640

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Lease Obligations	$3,681	$7,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2021:
Balance March 31, 2020	$681	$3,041	$98,384	$(88,319)	$(79,220)	$459,797
Net earnings	-	-	-	-	-	20,706
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	28	-	-	-
Balance June 27, 2020	$681	$3,041	$98,412	$(88,319)	$(79,220)	$480,491
Second Quarter FY 2021:
Net earnings	-	-	-	-	-	18,105
Equity incentive program	-	-	24	-	-	-
Purchase treasury stock	-	-	-	(1,163)	-	-
Balance September 26, 2020	$681	$3,041	$98,436	$(89,482)	$(79,220)	$498,596

First Quarter FY 2020:
Balance March 31, 2019	$707	$3,039	$98,260	$(75,740)	$(18,285)	$409,504
Net earnings	-	-	-	-	-	1,103
Cash dividends declared
on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(2,744)	-	-
Operating lease impairment adjustment upon the adoption of ASU 2016-02 "Leases" (net of tax)	-	-	-	-	-	(2,019)
Balance June 29, 2019	$707	$3,039	$98,285	$(78,484)	$(18,285)	$408,576
Second Quarter FY 2020:
Net earnings						4,635
Equity incentive program	-	-	25	-	-	-
Preferred stock conversion	(4)	1	3	-	-	-
Purchase treasury stock	-	-	-	(5,836)	-	-
Balance September 28, 2019	$703	$3,040	$98,313	$(84,320)	$(18,285)	$413,211

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
September 26, 2020	200,000	1,400,000	35,355	500	20,000,000	10,000,000
Shares outstanding:
September 26, 2020	200,000	807,240	35,355	500	7,374,239	1,718,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of September 26, 2020 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2020 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and six month periods ended September 26, 2020 are not necessarily indicative of the results to be expected for the full year.

For the six months ended September 26, 2020 and September 28, 2019 the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

Reclassifications—Certain previously reported amounts have been reclassified to conform to the current period classification. In addition, the Company has adjusted its prior quarter cash flow statement to properly reflect lease payments made on operating leases under Accounting Standards Codification (“ASC”) 842 - Leases. This adjustment reduced net cash provided by operations and reduced net cash used in financing activities.

2.	Discontinued Operations

On July 13, 2018, the Company executed a nonbinding letter of intent with a perspective buyer of the Modesto facility. On October 9, 2018, the Company closed on the sale of the facility to this outside buyer with net proceeds of $63,326,000. During the second quarter of fiscal 2019, the Company ceased use of the Modesto facility. Based on its magnitude of revenue to the Company (approximately 15%) and because the Company was exiting the production of peaches, this sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for this sale as required by ASC 210-05—Discontinued Operations. The business we exited is part of the Fruit and Vegetable segment.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

The following table presents information related to the major classes of assets and liabilities of Modesto that are classified as Held For Sale-Discontinued Operations in the Company's Consolidated Balance Sheets (in thousands):

	September 26,	September 28,	March 31,
	2020	2019	2020
Other Current Assets	157	98	182

Current Assets Held For Sale-Discontinued Operations	$157	$98	$182

Other Assets	1,085	1,143	1,026
Noncurrent Assets Held For Sale-Discontinued Operations	$1,085	$1,143	$1,026

Accounts Payable and Accrued Expenses	$-	$3,649	$880
Current Liabilities Held For Sale-Discontinued Operations	$-	$3,649	$880

3.	Assets Held For Sale

As of September 26, 2020, the Company has certain non-operating units in the Midwest that met the criteria to be classified as held for sale, which requires the Company to present the related assets and liabilities as separate line items in our Condensed Consolidated Balance Sheet. The Company is required to record the assets held for sale at the lower of carrying value or fair value less costs to sell.  The following table presents information related to the major classes of assets and liabilities that were held for sale in our Condensed Consolidated Balance sheets (in thousands):

September 26,
2020
Property, Plant and Equipment (net)	$11,917
Current Assets Held For Sale	$11,917

4.	Revenue Recognition

In the following table, revenue is disaggregated by product category groups (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Canned Vegetables	$302.3	$272.8	$523.3	$460.1
Frozen	31.0	41.0	49.0	59.1
Fruit Products	23.9	26.9	42.7	49.5
Chip Products	3.1	3.1	5.4	6.0
Prepared Foods	24.2	23.6	48.4	53.5
Other	5.8	2.6	9.7	6.7
	$390.3	$370.0	$678.5	$634.9

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

5.	Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $144,655,000 as of the end of the second quarter of fiscal 2021 as compared to $165,221,000 as of the end of the second quarter of fiscal 2020. The change in the LIFO Reserve for the three months ended September 26, 2020 was an increase of $2,528,000 as compared to an increase of $704,000 for the three months ended September 28, 2019.

The change in the LIFO Reserve for the six months ended September 26, 2020 was an increase of $388,000 as compared to an increase of $3,880,000 for the six months ended September 28, 2019. This current year-to-date increase reflects the projected impact of higher costs expected in fiscal 2021 versus fiscal 2020. The following table shows inventory by category and the related LIFO balance (in thousands):

	September 26, 2020	September 28, 2019	March 31, 2020

Finished products	$536,015	$547,116	351,251
In process	26,514	27,190	31,173
Raw materials and supplies	132,830	166,098	173,474
	695,359	740,404	555,898
Less excess of FIFO cost over LIFO cost	144,655	165,221	144,267
Total inventories	$550,704	$575,183	$411,631

6.	Leases

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

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

Upon adoption of Accounting Standards Update (“ASU”) No. 2016-02, the Company determined its right-of-use assets related to the operating leases for its plant equipment in Sunnyside, Washington were partially impaired and therefore were reduced with a corresponding charge to retained earnings of $2,019,000 (which is net of tax). The estimated lives of these assets were shortened due to the planned closure of the facility after the year’s pack.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Lease cost:

Amortization of right of use asset	$1,145	$1,040	$2,331	$2,107
Interest on lease liabilities	278	344	572	712
Finance lease cost	1,423	1,384	2,903	2,819
Operating lease cost	6,239	7,789	12,646	15,689
Total lease cost	$7,662	$9,173	$15,549	$18,508

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases			$572	$712
Operating cash flows from operating leases			15,211	18,390
Financing cash flows from finance leases			3,072	3,252
			$18,855	$22,354

Right-of-use assets obtained in exchange for new finance lease liabilities			$1,122	$1,471
Right-of-use assets obtained in exchange for new operating lease liabilities			$2,559	$5,574
Weighted-average lease term (years):
Financing leases			4.9	5.6
Operating leases			3.6	3.9
Weighted-average discount rate (percentage):
Financing leases			4.1	4.2
Operating leases			4.4	4.6

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

Undiscounted future lease payments under non-cancelable operating leases and financial leases, along with a reconciliation of undiscounted cash flows to operating and financing lease liabilities, respectively, as of September 26, 2020 (in thousands) were as follows:

Years ending March 31:	Operating	Financing
Balance of 2021	$8,623	$3,744
2022	19,230	7,488
2023	13,738	7,488
2024	6,820	5,961
2025	3,260	2,607
2026-2032	4,598	4,120
Total minimum payment required	$56,269	$31,408
Less interest	4,329	3,011
Present value of minimum lease payments	51,940	28,397
Amount due within one year	18,476	6,497
Long-term lease obligations	$33,464	$21,900

7.	Revolving Credit Facility

The Company entered into a five-year revolving credit facility (“Revolver”) on July 5, 2016. Maximum borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March. The Revolver balance as of September 26, 2020 was $62,611,000 and is included in Current Portion of Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since the Revolver matures on July 5, 2021. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The decrease in average amount of Revolver borrowings during the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was attributable to strong earnings during the first six months of fiscal 2021.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the second quarter and year-to-date for fiscal 2021 and fiscal 2020 (dollar amounts in thousands):

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Reported end of period:
Outstanding borrowings	$62,611	$133,338	$62,611	$133,338
Weighted average interest rate	1.75%	3.64%	1.75%	3.64%
Reported during the period:
Maximum amount of borrowings	$68,078	$151,477	$107,967	$151,477
Average outstanding borrowings	$48,733	$131,551	$51,593	$132,836
Weighted average interest rate	1.75%	3.81%	1.98%	3.90%

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

8.	Stockholders’ Equity

During the six-month period ended September 26, 2020, the Company repurchased $1,163,000 of its Class A Common Stock and none of its Class B Common Stock as Treasury Stock. As of September 26, 2020, there are 3,070,692 shares or $89,482,000 of repurchased stock. These shares are not considered outstanding.

9.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (In thousands):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Service Cost Including Administration	$3,259	$2,288	$6,519	$4,572
Interest Cost	2,302	2,296	4,605	4,593
Expected Return on Plan Assets	(3,510)	(3,958)	(7,021)	(7,913)
Amortization of Prior Service Cost	23	30	46	60
Amortization of Net Loss	2,531	-	5,060	-
Net Periodic Benefit Cost	$4,605	$656	$9,209	$1,312

There was no contribution to the pension plan in the six month periods ended September 26, 2020 or September 28, 2019.

10.	Plant Restructuring

The following table summarizes the rollforward of restructuring charges and related asset impairment charges recorded and the accruals established (In thousands):

	Restructuring Payable
	Severance	Other Costs	Total

Balance March 31, 2020	$202	$-	$202
First quarter charge	219	44	263
Second quarter charge	8	16	24
Cash payments/write offs	(399)	(60)	(459)
Balance September 26, 2020	$30	$-	$30

	Severance	Other Costs	Total

Balance March 31, 2019	$225	$1	$226
First quarter charge	586	4,220	4,806
Second quarter charge	386	760	1,146
Cash payments/write offs	(836)	(4,981)	(5,817)
Balance September 28, 2019	$361	$-	$361

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

During the quarter ended September 26, 2020, the Company recorded a restructuring charge of $24,000 related to closed plants. During the quarter ended June 27, 2020, the Company recorded a restructuring charge of $263,000 related to the closing of plants in the Northwest, of which $219,000 was related to severance and $44,000 was for lease impairments.

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

During the six months ended September 26, 2020 the Company recorded a loss of $532,000 on the disposal of equipment from a sold Northwest plant and a gain on the sale of unused fixed assets of $71,000. The Company also recorded a charge of $1,174,000 for a supplemental early retirement plan. During the six months ended September 28, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $3,742,000. The Company also recorded a gain of on the sale of unused fixed assets of $3,259,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

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

In December 2019, the FASB issued ASU No. 2019-12 to simplify the accounting for income taxes by removing certain exceptions to the general principles and simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. The new standard will be effective for the Company in the first quarter of fiscal year 2022. We are currently evaluating the effect that the new standard will have on the Company’s financial position, results of operations and related disclosures.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments – Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables along with other financial instruments which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a modified-retrospective approach). Under the above-mentioned deferral, the Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of April 1, 2023 and is in the process of assessing the impact, if any, that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended September 26, 2020.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

13.	Earnings per Common Share

Earnings per share for the quarters and year-to-date periods ended September 26, 2020 and September 28, 2019 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except per share amounts)	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020

Basic

Net Earnings	$18,105	$4,635	$38,811	$5,738
Deduct preferred stock dividends paid	6	6	12	12

Undistributed earnings	18,099	4,629	38,799	5,726
Earnings attributable to participating preferred	71	19	152	23

Earnings attributable to common shareholders	$18,028	$4,610	$38,647	$5,703

Weighted average common shares outstanding	9,095	9,267	9,106	9,372

Basic earnings per common share	$1.98	$0.50	$4.24	$0.61

Diluted

Earnings from attributable to common shareholders	$18,028	$4,610	$38,647	$5,703
Add dividends on convertible preferred stock	5	5	10	10

Earnings attributable to common stock on a diluted basis	$18,033	$4,615	$38,657	$5,713

Weighted average common shares outstanding-basic	9,095	9,267	9,106	9,372
Additional shares issued related to the equity compensation plan	2	2	2	2
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	9,164	9,336	9,175	9,441

Diluted earnings per common share	$1.97	$0.49	$4.21	$0.61

14.	Fair Value of Financial Instruments

As required by ASC 825 - Financial Instruments, the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $172,180,000 and an estimated fair value of $172,997,000 as of September 26, 2020. Long-term debt, including current portion had a carrying amount of $243,978,000 and an estimated fair value of $243,903,000 as of September 28, 2019. As of March 31, 2020, the carrying amount was $217,581,000 and the estimated fair value was $217,559,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2020

15.	Income Taxes

The effective tax rate for continuing operations was 23.5% and 22.9% for the six month periods ended September 26, 2020 and September 28, 2019, respectively. The change in tax rate resulting from federal credits and incentives is a 1.6 percentage point increase.  The dollar amount of the federal credits and incentives did not change significantly from 2020 to 2021.  The increase is the result of an increase in projected pre-tax income from 2020 to 2021.  This increase resulted in the federal credits and incentives having a smaller impact on the tax rate in 2021. This increase was partially offset by a 0.8 percentage point decrease resulting from interest received from the federal refund for the NOL carryback claim filed as a result of the CARES Act as well as the reversal of interest and penalties on the interest expense limitation uncertain tax benefits  as a result of the final regulations issued.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

September 26, 2020

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

Impact of the COVID-19 Pandemic:

The continued spread of COVID-19 throughout the United States and the international community has had, and will continue to have, an impact on financial markets, economic conditions, and portions of our business and industry.

We have increased safety protocols at all of our facilities and we continue to monitor the latest public health and government guidance related to COVID-19. To date, there has been minimal disruption in our supply chain network, including the supply of fruits and vegetables, packaging or other sourced materials. We also continue to work closely with our customers and have implemented measures to allocate order volumes to ensure a consistent supply across our retail partners during this period of high demand.

We continued to experience an increase in orders during the quarter ended September 26, 2020 in response to the increased consumer demand for our products related to pantry loading and increased at-home consumption. The continued increase in consumer demand may slow in the coming months as consumer purchasing behavior may change as a result of the length and severity of the pandemic, duration of physical distancing requirements, stay-at-home orders, and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, consolidated results of operations, financial condition, and liquidity.

Results of Operations:

Sales:

Net sales were $390,294,000 for the three months ended September 26, 2020 as compared with $370,002,000 for the three months ended September 28, 2019. The net sales increase of $20,292,000, or 5.5%, was due to a sales volume increase of $7,676,000 and by higher selling prices/sales mix of $12,616,000. The increase in sales is primarily from a $29,398,000 increase in Canned Vegetable sales, a $509,000 increase in Prepared Food sales, and a $3,248,000 increase in Other sales partially offset by a $9,905,000 decrease in Frozen sales and a $2,923,000 decrease in Fruit sales.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

September 26, 2020

Net sales were $678,459,000 for the six months ended September 26, 2020 as compared with $634,927,000 for the six months ended September 28, 2019. The net sales increase of $43,532,000, or 6.9%, was due to a sales volume increase of $5,470,000 and by higher selling prices/sales mix of $38,062,000. The increase in sales is primarily from a $63,183,000 increase in Canned Vegetable sales and a $2,983,000 increase in Other sales, partially offset by a $10,145,000 decrease in Frozen sales, a $6,829,000 decrease in Fruit sales, and a $5,081,000 decrease in Prepared Food sales.

The following table presents net sales by product category (in millions):

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Canned Vegetables	$302.3	$272.8	$523.3	$460.1
Frozen	31.0	41.0	49.0	59.1
Fruit Products	23.9	26.9	42.7	49.5
Chip Products	3.1	3.1	5.4	6.0
Prepared Foods	24.2	23.6	48.4	53.5
Other	5.8	2.6	9.7	6.7
	$390.3	$370.0	$678.5	$634.9

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gross Margin	12.5%	6.5%	14.4%	6.8%

Selling	1.8%	2.3%	2.2%	2.5%
Administrative	3.2%	2.4%	3.3%	2.8%
Plant Restructuring	0.0%	0.3%	0.0%	0.9%
Other Operating Loss/(Income)	0.5%	-0.6%	0.2%	-1.1%

Operating Income	7.1%	2.0%	8.5%	1.6%

Interest Expense, Net	0.4%	0.8%	0.5%	1.0%

Gross margin for the three months ended September 26, 2020 was 12.5% as compared with 6.5% for the three months ended September 28, 2019. The increase in gross margin for the three months ended September 26, 2020 was due primarily to higher prices partially offset by an unfavorable LIFO adjustment. The Company’s LIFO charge for the three months ended September 26, 2020 was $2,528,000 as compared to a charge of $704,000 for the three months ended September 28, 2019. This reflects the impact of higher cost increases expected to be incurred in fiscal 2021 as compared to fiscal 2020. On an after-tax basis, LIFO decreased net earnings by $1,896,000 for the three months ended September 26, 2020 and decreased net earnings by $528,000 for the three months ended September 28, 2019, based on the historical statutory federal income tax rate.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

September 26, 2020

Gross margin for the six months ended September 26, 2020 was 14.4% as compared with 6.8% for the six months ended September 28, 2019. The increase in gross margin for the six months ended September 26, 2020 was due primarily to higher prices partially offset by an unfavorable LIFO adjustment. The Company’s LIFO charge for the six months ended September 26, 2020 was $388,000 as compared to a charge of $3,880,000 for the six months ended September 28, 2019, reflecting higher cost increases expected in fiscal 2021 as compared to fiscal 2020. On an after-tax basis, LIFO decreased net earnings by $291,000 for the six months ended September 26, 2020 and decreased net earnings by $2,910,000 for the six months ended September 28, 2019, based on the historical statutory federal income tax rate.

Selling costs as a percentage of net sales for the three months ended September 26, 2020 were 1.8% as compared with 2.3% for the prior year quarter, reflecting higher sales and the fixed nature of certain expenses. For the six months ended September 26, 2020, selling costs as a percentage of net sales were 2.2% as compared with 2.5% for the same period of the prior year, which is primarily due to higher sales and the fixed nature of certain expenses.

Administrative costs as a percentage of net sales for the three months ended September 26, 2020 were 3.2% as compared with 2.4% for the prior year quarter. For the six month period ended September 26, 2020, administrative costs as a percentage of net sales were 3.3% as compared with 2.8% for the same period of the prior year. The increases in administrative costs for the three and six months ended September 26, 2020 are primarily due to higher employment costs.

During the six months ended September 26, 2020 the Company recorded a loss of $532,000 on the disposal of equipment from a sold Northwest plant and a gain on the sale of unused fixed assets of $71,000. The Company also recorded a charge of $1,174,000 for a supplemental early retirement plan. During the six months ended September 28, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $3,742,000. The Company also recorded a gain of on the sale of unused fixed assets of $3,259,000. These items are included in other operating income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense as a percentage of net sales for the three months ended September 26, 2020 was 0.4% as compared with 0.8% for the prior year quarter. For the six months ended September 26, 2020, interest expense as a percentage of net sales was 0.5% as compared with 1.0% for the same period of the prior year. During fiscal 2021, overall borrowings and interest rates were lower than the previous year resulting lower interest expense for the three and six months ended September 26, 2020.

Income Taxes:

The effective tax rate for continuing operations was 23.5% and 22.9% for the six month periods ended September 26, 2020 and September 28, 2019, respectively. The change in tax rate resulting from federal credits and incentives is a 1.6 percentage point increase.  The dollar amount of the federal credits and incentives did not change significantly from 2020 to 2021.  The increase is the result of an increase in projected pre-tax income from 2020 to 2021.  This increase resulted in the federal credits and incentives having a smaller impact on the tax rate in 2021. This increase was partially offset by a 0.8 percentage point decrease resulting from interest received from the federal refund for the NOL carryback claim filed as a result of the CARES Act as well as the reversal of interest and penalties on the interest expense limitation uncertain tax benefits as a result of the final regulations issued.

Earnings per Share:

Basic earnings per share were $1.98 and $0.50 for the three months ended September 26, 2020 and September 28, 2019, respectively. Diluted earnings per share were $1.97 and $0.49 for the three months ended September 26, 2020 and September 28, 2019, respectively. Basic earnings per share were $4.24 and $0.61 for the six months ended September 26, 2020 and September 28, 2019, respectively. Diluted earnings per share were $4.21 and $0.61 for the six months ended September 26, 2020 and September 28, 2019, respectively. For details of the calculation of these amounts, refer to footnote 13 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

September 26, 2020

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	September 26,	September 28,	March 31,	March 31,
	2020	2019	2020	2019
Working Capital:
Balance	$333,918	$437,273	$401,946	$490,871
Change in Quarter	(12,146)	(4,542)
Current Portion of Long-Term Debt	63,111	-	500	345
Long-Term Debt, Less Current Portion	109,069	243,978	217,081	265,900
Operating Lease Obligations, Less Current Portion	33,464	52,992	42,760	-
Financing Lease Obligations, Less Current Portion	21,900	26,773	24,366	-
Capital Lease Obligations, Less Current Portion	-	-	-	31,286
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	47.00	44.18	42.77	43.27
Stockholders' Equity Per Common Share	47.46	44.61	43.18	43.67
Current Ratio	1.88	2.53	3.69	5.37

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 9 of the Notes to Consolidated Financial Statements of the Company’s 2020 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $87,005,000 for the six months ended September 26, 2020, compared to $46,480,000 for the same period of the prior year. The increase in cash provided by operating activities is primarily comprised of increases in cash provided by net earnings, $33,073,000, accounts payable, accrued expenses and other, $35,345,000, accounts receivable, $21,866,000, other current assets $9,637,000 and income taxes, $1,780,000 partially offset by cash used for inventory, $65,574,000.

As compared to September 28, 2019, inventory decreased $24,479,000 to $550,704,000 at September 26, 2020. The components of the inventory decrease (excluding LIFO) reflect an $11,101,000 decrease in finished goods, a $676,000 decrease in work in process and a $33,268,000 decrease in raw materials and supplies. The finished goods decrease primarily reflects increased sales partially offset by higher pack inventory quantities attributable to the larger calendar year 2020 pack versus the calendar year 2019 pack. The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $144,655,000 as of the end of the second quarter of 2020 as compared to $165,221,000 as of the end of the second quarter of 2019.

Cash used in investing activities was $26,296,000 in the first six months of fiscal 2021 compared to cash used in investing activities of $6,043,000 in the first six months of fiscal 2020. Additions to property, plant and equipment were $27,321,000 in the first six months of fiscal 2021 as compared to $16,472,000 in first six months of fiscal 2020. Proceeds from the sale of assets were $1,025,000 for the first six months of fiscal 2021 as compared to $10,429,000 in first six months of fiscal 2020.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

September 26, 2020

Cash used in financing activities was $56,598,000 in the first six months of fiscal 2021, which included borrowings of $248,848,000 and the repayment of $294,249,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility (“Revolver”). Other than borrowings under the Revolver, there was no new long-term debt during the first six months of fiscal 2021. The Company repurchased treasury stock of $1,163,000 in the first six months of fiscal 2021 and repurchased $8,580,000 of its stock during the first six months of fiscal year 2020.

The Company entered into a five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March with a maturity date of July 5, 2021. The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of September 26, 2020, the interest rate was approximately 1.75% on a balance of $62,611,000 and it is included in in Current Portion of Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet since it matures on July 5, 2021. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At September 26, 2020, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company's revenues are typically higher in the second and third fiscal quarters. The Company’s sales also exhibit seasonality with the third fiscal quarter generating the highest retail sales due to holidays that occur during that quarter. See the Critical Accounting Policies section below for further details.

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

September 26, 2020

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

September 26, 2020

Critical Accounting Policies

For the six months ended September 26, 2020 and September 28, 2019 the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, former Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, former Chief Executive Officer, and the Chief Financial Officer concluded that, as of September 26, 2020, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) of
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
7/01/2020 – 7/31/2020	15,400	-	$38.07	$-	-
8/01/2020 – 8/31/2020	13,200	-	$43.70	$-	-
9/01/2020 – 9/30/2020	-	-	$-	$-	-
Total	28,600	-	$40.89	$-	-	516,287

Note 1: 15,400 of these shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Executive Transition Services Agreement dated as of August 31, 2020 between Seneca Foods Corporation and Kraig H. Kayser (filed herewith).

10.2	Supplemental Retirement Agreement between Seneca Foods Corporation and Kraig H. Kayser (filed herewith).

10.3	Form of Indemnification Agreement between Seneca Foods Corporation and each member of the Board of Directors (filed herewith).

31.1	Certification of Kraig H. Kayser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification of Paul L. Palmby pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document (filed herewith).
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca Foods Corporation
(Company)

/s/Paul L. Palmby
November 4, 2020
Paul L. Palmby
President and
Chief Executive Officer

/s/Kraig H. Kayser
November 4, 2020
Kraig H. Kayser
Former President and
Chief Executive Officer

/s/Timothy J. Benjamin
November 4, 2020
Timothy J. Benjamin
Chief Financial Officer