Form 10-Q
period 2020-12-26
Seneca Foods Corp
filed 2021-02-03
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 26, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

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

Yes ☑ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☑

The number of shares outstanding of each of the issuer's classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 22, 2021
Common Stock Class A, $.25 Par	7,350,186
Common Stock Class B, $.25 Par	1,718,002

 SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	December 26, 2020	December 28, 2019	March 31, 2020
ASSETS

Current Assets:
Cash and Cash Equivalents	$14,149	$13,858	$10,702
Accounts Receivable, Net	95,439	79,040	109,802
Contracts Receivable	1,207	7,620	7,610
Current Assets Held For Sale	11,375	-	-
Current Assets Held For Sale-Discontinued Operations	263	98	182
Inventories	410,927	493,065	411,631
Refundable Income Taxes	-	-	4,350
Other Current Assets	2,418	6,272	7,323
Total Current Assets	535,778	599,953	551,600
Property, Plant and Equipment, Net	225,500	219,311	228,489
Right-of-Use Assets Operating, Net	47,183	67,915	60,663
Right-of-Use Assets Financing, Net	31,331	34,784	33,617
Deferred Income Taxes, Net	-	-	7,872
Noncurrent Assets Held For Sale-Discontinued Operations	822	1,054	1,026
Other Assets	17,927	9,643	26,042
Total Assets	$858,541	$932,660	$909,309

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$98,840	$84,295	$71,194
Deferred Revenue	7,548	12,105	7,758
Accrued Vacation	11,023	11,898	11,876
Accrued Payroll	9,992	6,157	11,864
Other Accrued Expenses	26,957	19,903	17,808
Income Taxes Payable	4,274	4,869	-
Current Liabilities Held For Sale-Discontinued Operations	-	2,744	880
Current Portion of Operating Lease Obligations	18,327	24,430	21,550
Current Portion of Financing Lease Obligations	6,608	6,584	6,224
Current Portion of Long-Term Debt	4,500	-	500
Total Current Liabilities	188,069	172,985	149,654
Long-Term Debt, Less Current Portion	94,077	225,337	217,081
Operating Lease Obligations, Less Current Portion	30,436	47,965	42,760
Financing Lease Obligations, Less Current Portion	20,546	27,007	24,366
Pension Liabilities	12,641	19,463	75,742
Deferred Income Taxes, Net	4,999	866	-
Other Long-Term Liabilities	4,240	3,852	5,342
Total Liabilities	355,008	497,475	514,945
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	678	703	681
Common Stock, $.25 Par Value Per Share	3,041	3,040	3,041
Additional Paid-in Capital	98,462	98,338	98,384
Treasury Stock, at Cost	(90,473)	(87,194)	(88,319)
Accumulated Other Comprehensive Loss	(79,220)	(18,285)	(79,220)
Retained Earnings	571,045	438,583	459,797
Total Stockholders' Equity	503,533	435,185	394,364
Total Liabilities and Stockholders’ Equity	$858,541	$932,660	$909,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019

Net Sales	$484,392	$392,971	$1,162,851	$1,027,898

Costs and Expenses:
Cost of Product Sold	406,688	340,694	987,642	932,392
Selling, General and Administrative	22,613	19,986	60,211	53,936
Plant Restructuring (Credit)/Charge	(118)	793	169	6,745
Other Operating Income	(35,351)	(1,617)	(33,716)	(8,618)
Total Costs and Expenses	393,832	359,856	1,014,306	984,455
Operating Income	90,560	33,115	148,545	43,443
(Income)/Loss From Equity Investment	(728)	-	752	-
Other (Income)/Loss	(234)	(1,656)	2,457	(5,263)
Interest Expense, Net	1,531	2,690	4,586	9,183
Earnings From Continuing Operations Before Income Taxes	89,991	32,081	140,750	39,523
Income Taxes From Continuing Operations	17,531	7,653	29,479	9,357
Earnings From Continuing Operations	$72,460	$24,428	$111,271	$30,166
Earnings From Discontinued Operations (net of income taxes)	-	955	-	955
Net Earnings	$72,460	$25,383	$111,271	$31,121

Basic Earnings per Common Share
Continuing Operations	$7.96	$2.65	$12.18	$3.23
Discontinued Operations	$-	$0.10	$-	$0.10
Net Basic Earnings per Common Share	$7.96	$2.75	$12.18	$3.33

Diluted Earnings per Common Share:
Continuing Operations	$7.90	$2.63	$12.09	$3.20
Discontinued Operations	$-	$0.10	$-	$0.10
Net Diluted Earnings per Common Share	$7.90	$2.73	$12.09	$3.31

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019

Comprehensive income:
Net earnings	$72,460	$25,383	$111,271	$31,121
Total	$72,460	$25,383	$111,271	$31,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	December 26, 2020	December 28, 2019
Cash Flows from Operating Activities:
Net Earnings From Continuing Operations	$111,271	$30,166
Net Earnings From Discontinued Operations (Net of Tax)	-	955

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operations:
Depreciation & Amortization	24,302	22,644
Gain on the Sale of Assets	(35,976)	(9,049)
Provision for Restructuring and Impairment	169	5,573
Loss From Equity Investment	752	-
Deferred Income Tax Benefit	12,871	3,283
Changes in Operating Assets and Liabilities:
Accounts Receivable	20,766	(2,538)
Inventories	704	8,619
Other Current Assets	4,658	(3,197)
Income Taxes	8,624	6,763
Accounts Payable, Accrued Expenses and Other	(45,051)	26,805
Net Cash Provided by Operations	103,090	90,024
Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(40,167)	(47,681)
Proceeds from the Sale of Assets	72,782	22,175
Net Cash Provided By/(Used In) Investing Activities	32,615	(25,506)
Cash Flows from Financing Activities:
Long-Term Borrowing	468,181	401,053
Payments on Long-Term Debt	(587,185)	(439,803)
Other Assets	(6,407)	(7,125)
Payments on Financing Leases	(4,681)	(4,799)
Purchase of Treasury Stock	(2,154)	(11,454)
Dividends	(12)	(12)
Net Cash Used In Financing Activities	(132,258)	(62,140)

Net Increase in Cash and Cash Equivalents	3,447	2,378
Cash and Cash Equivalents, Beginning of the Period	10,702	11,480
Cash and Cash Equivalents, End of the Period	$14,149	$13,858

Supplemental Disclosures of Cash Flow Information:
Noncash Transactions:
Property, Plant and Equipment Purchased Under Lease Obligations	$5,214	$9,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2021:
Balance March 31, 2020	$681	$3,041	$98,384	$(88,319)	$(79,220)	$459,797
Net earnings	-	-	-	-	-	20,706
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	28	-	-	-
Balance June 27, 2020	$681	$3,041	$98,412	$(88,319)	$(79,220)	$480,491
Second Quarter FY 2021:
Net earnings	-	-	-	-	-	18,105
Equity incentive program	-	-	24	-	-	-
Purchase treasury stock	-	-	-	(1,163)	-	-
Balance September 26, 2020	$681	$3,041	$98,436	$(89,482)	$(79,220)	$498,596
Third Quarter FY 2021:
Net earnings	-	-	-	-	-	72,460
Cash dividends declared on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	23	-	-	-
Preferred stock conversion	(3)	-	3	-	-	-
Purchase treasury stock	-	-	-	(991)	-	-
Balance December 26, 2020	$678	$3,041	$98,462	$(90,473)	$(79,220)	$571,045

First Quarter FY 2020:
Balance March 31, 2019	$707	$3,039	$98,260	$(75,740)	$(18,285)	$409,504
Net earnings	-	-	-	-	-	1,103
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(2,744)	-	-
Operating lease impairment adjustment upon the adoption of ASU 2016-02 "Leases" (net of tax)	-	-	-	-	-	(2,019)
Balance June 29, 2019	$707	$3,039	$98,285	$(78,484)	$(18,285)	$408,576
Second Quarter FY 2020:
Net earnings	-	-	-	-	-	4,635
Equity incentive program	-	-	25	-	-	-
Preferred stock conversion	(4)	1	3	-	-	-
Purchase treasury stock	-	-	-	(5,836)	-	-
Balance September 28, 2019	$703	$3,040	$98,313	$(84,320)	$(18,285)	$413,211
Third Quarter FY 2020:
Net earnings	-	-	-	-	-	25,383
Cash dividends declared on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(2,874)	-	-
Balance December 28, 2019	$703	$3,040	$98,338	$(87,194)	$(18,285)	$438,583

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
December 26, 2020	200,000	1,400,000	35,105	500	20,000,000	10,000,000
Shares outstanding:
December 26, 2020	200,000	807,240	35,105	500	7,350,186	1,718,002

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

1.          Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of December 26, 2020 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2020 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and nine month periods ended December 26, 2020 are not necessarily indicative of the results to be expected for the full year.

For the nine months ended December 26, 2020 and December 28, 2019 the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

December 26, 2020

The following table presents information related to the major classes of assets and liabilities of Modesto that are classified as Held For Sale-Discontinued Operations in the Company's Consolidated Balance Sheets (in thousands):

	December 26,	December 28,	March 31,
	2020	2019	2020
Other Current Assets	263	98	182

Current Assets Held For Sale-Discontinued Operations	$263	$98	$182

Other Assets	822	1,054	1,026

Noncurrent Assets Held For Sale-Discontinued Operations	$822	$1,054	$1,026

Accounts Payable and Accrued Expenses	$-	$2,744	$880

Current Liabilities Held For Sale-Discontinued Operations	$-	$2,744	$880

The operating results of the discontinued operations that are reflected in the Unaudited Condensed Consolidated Statements of Net Earnings from discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26,	December 28	December 26,	December 28
	2020	2019	2020	2019

Net Sales	$-	$-	$-	$-

Cost of Product Sold	-	57	-	57
Plant Restructuring Credit (a)	-	(902)	-	(902)
Earnings From Discontinuned Operations Before Income Taxes	-	(845)	-	(845)
Gain on the Sale of Assets Before Income Taxes	-	(430)	-	(430)
Income Tax Expense	-	320	-	320
Net Earnings From Discontinued Operations, Net of Tax	$-	$(955)	$-	$(955)

(a) Includes $902,000 credit for pension termination in the three and nine month periods of prior year, respectively.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

3.           Assets Held For Sale

As of December 26, 2020, the Company has certain non-operating units in the Midwest that met the criteria to be classified as held for sale, which requires the Company to present the related assets and liabilities as separate line items in our Condensed Consolidated Balance Sheet. The Company is required to record the assets held for sale at the lower of carrying value or fair value less costs to sell. The following table presents information related to the major classes of assets and liabilities that were held for sale in our Condensed Consolidated Balance sheets (in thousands):

December 26,
2020
Property, Plant and Equipment (net)	$11,375
Current Assets Held For Sale	$11,375

4.           Revenue Recognition

In the following table, revenue is disaggregated by product category groups (in millions):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Canned Vegetables	$394.5	$297.3	$917.8	$757.4
Frozen	27.3	30.6	76.3	89.7
Fruit Products	30.7	32.2	73.4	81.8
Chip Products	2.8	2.9	8.2	8.9
Prepared Foods	23.5	25.5	71.9	78.9
Other	5.6	4.5	15.3	11.2
	$484.4	$393.0	$1,162.9	$1,027.9

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

5.

Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded LIFO based inventory costs by $139,999,000 as of the end of the third quarter of fiscal 2021 as compared to $153,884,000 as of the end of the third quarter of fiscal 2020. The change in the LIFO Reserve for the three months ended December 26, 2020 was a decrease of $4,656,000 as compared to a decrease of $11,337,000 for the three months ended December 28, 2019.

The change in the LIFO Reserve for the nine months ended December 26, 2020 was a decrease of $4,268,000 as compared to a decrease of $7,457,000 for the nine months ended December 28, 2019. This current year-to-date decrease reflects the impact of lower inventory levels as a result of increased sales volumes and lower than planned pack quantities for certain commodities. The following table shows inventory by category and the related LIFO balance (in thousands):

	December 26, 2020	December 28, 2019	March 31, 2020

Finished products	$421,987	$465,306	351,251
In process	38,552	34,685	31,173
Raw materials and supplies	90,387	146,958	173,474
	550,926	646,949	555,898
Less excess of FIFO cost over LIFO cost	139,999	153,884	144,267
Total inventories	$410,927	$493,065	$411,631

6.	Leases

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

December 26, 2020

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019

Lease cost:

Amortization of right of use asset	$1,200	$1,084	$3,531	$3,191
Interest on lease liabilities	271	321	843	1,033
Finance lease cost	1,471	1,405	4,374	4,224
Operating lease cost	5,832	7,545	18,478	23,234
Total lease cost	$7,303	$8,950	$22,852	$27,458

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases			$843	$1,033
Operating cash flows from operating leases			19,833	24,531
Financing cash flows from finance leases			4,681	4,799
			$25,357	$30,363

Right-of-use assets obtained in exchange for new finance lease liabilities			$1,489	$3,697
Right-of-use assets obtained in exchange for new operating lease liabilities			$3,725	$6,085
Weighted-average lease term (years):
Financing leases			4.7	5.4
Operating leases			3.5	3.9
Weighted-average discount rate (percentage):
Financing leases			4.1	4.2
Operating leases			4.4	4.6

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

Undiscounted future lease payments under non-cancelable operating leases and financial leases, along with a reconciliation of undiscounted cash flows to operating and financing lease liabilities, respectively, as of December 26, 2020 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2021	$4,106	$1,886
2022	19,398	7,544
2023	13,926	7,544
2024	7,006	6,016
2025	3,485	2,662
2026-2032	4,720	4,266
Total minimum payment required	$52,641	$29,918
Less interest	3,878	2,764
Present value of minimum lease payments	48,763	27,154
Amount due within one year	18,327	6,608
Long-term lease obligations	$30,436	$20,546

7.	Revolving Credit Facility

The Company entered into a five-year revolving credit facility (“Revolver”) on July 5, 2016. Maximum borrowings under the Revolver total $300,000,000 from April through July and $400,000,000 from August through March. The Revolver balance as of December 26, 2020 was $0. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables and fruits the Company processes. The majority of vegetable and fruit inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable and fruit produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The decrease in average amount of Revolver borrowings during the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was attributable to strong earnings during the first nine months of fiscal 2021.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

1
1

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

The following table documents the quantitative data for Revolver borrowings during the third quarter and year-to-date for fiscal 2021 and fiscal 2020 (in thousands):

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
Reported end of period:
Outstanding borrowings	$-	$114,689	$-	$114,689
Weighted average interest rate	-%	3.27%	-%	3.27%
Reported during the period:
Maximum amount of borrowings	$81,052	$137,418	$107,967	$151,477
Average outstanding borrowings	$32,099	$115,626	$45,022	$127,078
Weighted average interest rate	1.87%	3.40%	2.92%	3.75%

8.	Stockholders’ Equity

During the nine-month period ended December 26, 2020, the Company repurchased $2,154,000 of its Class A Common Stock and none of its Class B Common Stock as Treasury Stock. As of December 26, 2020, there are 3,097,292 shares or $90,473,000 of repurchased stock. These shares are not considered outstanding.

9.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019

Service Cost Including Administration	$923	$2,283	$7,442	$6,848
Interest Cost	2,302	2,316	6,907	6,947
Expected Return on Plan Assets	(4,814)	(3,957)	(11,835)	(11,870)
Amortization of Prior Service Cost	22	30	68	90
Amortization of Net Loss	2,257	29	7,317	87
Net Periodic Benefit Cost	$690	$701	$9,899	$2,102

On December 14, 2020, the Company made a pension contribution of $73,000,000 to offset declines in plan assets as of the last measurement date of March 31, 2020 that was due to a COVID-19 induced deterioration in market conditions and avoid variable rate PBGC premiums. There were no contributions made in the nine month period ended December 28, 2019.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

10.	Plant Restructuring

The following table summarizes the rollforward of restructuring charges and related asset impairment charges recorded and the accruals established (In thousands):

	Restructuring Payable
	Severance	Other Costs	Total

Balance March 31, 2020	$202	$-	$202
First quarter charge	219	44	263
Second quarter charge	8	16	24
Third quarter credit	-	(118)	(118)
Cash payments/write offs	(429)	58	(371)
Balance December 26, 2020	$-	$-	$-

	Severance	Other Costs	Total

Balance March 31, 2019	$225	$1	$226
First quarter charge	586	4,220	4,806
Second quarter charge	386	760	1,146
Third quarter charge	28	765	793
Cash payments/write offs	(1,145)	(5,746)	(6,891)
Balance December 28, 2019	$80	$-	$80

During the nine months ended December 26, 2020, the Company recorded a restructuring charge of $169,000 related to closed plants, of which $227,000 was related to severance and $44,000 was for lease impairments partially offset by a $102,000 credit of a former grower payment.

During the nine months ended December 28, 2019, the Company recorded a restructuring charge of $6,745,000 related to the closing of plants in the Midwest and Northwest of which $5,266,000 was for accelerated amortization of right-of-use operating lease assets, $2,354,000 was mostly related to equipment moves and $1,000,000 was related to severance. The Company also recorded a credit of $1,875,000 for the reduced lease liability of previously impaired leases.

11.	Other Operating Income and Expense

On December 18, 2020, the Company completed the sale of its prepared foods business to an unaffiliated buyer who was not a previous customer. The Company recorded a gain on the sale of the prepared food business of $35,660,000. Additionally during the nine months ended December 26, 2020, the Company recorded a loss of $405,000 on the disposal of equipment from a sold Northwest plant and a loss on the sale of unused fixed assets of $365,000. The Company also recorded a charge of $1,174,000 for a supplemental early retirement plan. During the nine months ended December 28, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $3,742,000 and a gain on the partial sale of a plant in the Northwest of $1,737,000. The Company also recorded a gain on the sale of unused fixed assets of $3,139,000.

These items are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

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

In May 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. The amendments primarily relate to disclosures required by Rule 3-05 and Article 11 of Regulation S-X. Among other things, the final rule modifies the tests provided in Rule 1-02(w) of Regulation S-X used to determine whether a subsidiary or an acquired or disposed business is significant. The amendments take effect January 1, 2021. The Company has elected not to early adopt the provisions of the final rule, and therefore the final rule becomes effective January 1, 2021 and will not impact the Company’s financial statement disclosures unless we acquire or dispose of a business subsequent to the effective date.

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended December 26, 2020.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

13.         Earnings per Common Share From Continuing Operations

Earnings per share for the quarters and year-to-date periods ended December 26, 2020 and December 28, 2019 are as follows:

	Q U A R T E R		Y E A R T O D A T E
(Thousands, except per share amounts)	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020

Basic

Earnings from continuing operations	$72,460	$24,428	$111,271	$30,166
Deduct preferred stock dividends paid	6	6	17	17

Undistributed earnings from continuing operations	72,454	24,422	111,254	30,149
Earnings from continuing operations attributable to participating preferred	285	100	437	122

Earnings from continuing operations attributable to common shareholders	$72,169	$24,322	$110,817	$30,027

Weighted average common shares outstanding	9,071	9,176	9,095	9,307

Basic earnings per common share from continuing operations	$7.96	$2.65	$12.18	$3.23

Diluted

Earnings from continuing operations attributable to common shareholders	$72,169	$24,322	$110,817	$30,027
Add dividends on convertible preferred stock	5	5	15	15

Earnings from continuing operations attributable to common stock on a diluted basis	$72,174	$24,327	$110,832	$30,042

Weighted average common shares outstanding-basic	9,071	9,176	9,095	9,307
Additional shares issued related to the equity compensation plan	2	2	2	2
Additional shares to be issued under full conversion of preferred stock	67	67	67	67

Total shares for diluted	9,140	9,245	9,164	9,376

Diluted earnings per common share from continuing operations	$7.90	$2.63	$12.09	$3.20

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

Earnings per Common Share From Discontinued Operations

(Thousands, except per share amounts)	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Discontinued Operations
Basic

Earnings from discontinued operations	$-	$955	$-	$955
Deduct preferred stock dividends paid	-	6	-	17

Undistributed earnings from discontinued operations	-	949	-	938
Earnings from discontinued operations attributable to participating preferred	-	4	-	4

Earnings from discontinued operations attributable to common shareholders	$-	$945	$-	$934

Weighted average common shares outstanding	-	9,176	-	9,307

Basic earnings per common share from discontinued operations	$-	$0.10	$-	$0.10

Diluted

Earnings from discontinued operations attributable to common shareholders	$-	$945	$-	$934
Add dividends on convertible preferred stock	-	5	-	15

Earnings from discontinued operations attributable to common stock on a diluted basis	$-	$950	$-	$949

Weighted average common shares outstanding-basic		9,176		9,307
Additional shares issued related to the equity compensation plan		2		2
Additional shares to be issued under full conversion of preferred stock		67		67

Total shares for diluted	-	9,245	-	9,376

Diluted earnings per common share from discontinued operations	$-	$0.10	$-	$0.10

14.           Fair Value of Financial Instruments

As required by ASC 825 - Financial Instruments, the Company estimates the fair values of financial instruments on a quarterly basis. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $98,577,000 and an estimated fair value of $99,225,000 as of December 26, 2020. Long-term debt, including current portion had a carrying amount of $225,337,000 and an estimated fair value of $225,287,000 as of December 28, 2019. As of March 31, 2020, the carrying amount was $217,581,000 and the estimated fair value was $217,559,000. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2020

15.	Income Taxes

The effective tax rate for continuing operations was 20.9% and 23.7% for the nine month periods ended December 26, 2020 and December 28, 2019, respectively. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), among other things, allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 01, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company was able to carryback the NOL generated in the 2019 tax year at a 21% corporate tax rate to the 2015 tax year at a 35% corporate tax rate. The tax rate difference realized for the NOL carryback decreased the Company’s effective tax rate by 3.2%. The effective tax rate was also decreased 0.5% by the receipt of interest from the previously filed federal NOL carryback and the reversal of interest and penalties from the removal of the uncertain tax benefits for 163(j) interest limitations due to changes in regulations. The overall effective tax rate decrease was offset primarily by a 0.7% increase in the tax rate resulting from federal credits and incentives and a 0.5% increase from state credits and incentives. The dollar amount of the credits and incentives did not change significantly. Projected pre-tax income increased from 2020 to 2021, resulting in the credits and incentives having a smaller impact on the tax rate in 2021.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

December 26, 2020

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

Business Impact – We have implemented a wide range of precautionary measures at our manufacturing facilities and other work locations in response to COVID-19. We have also been working closely with our supply chain partners to ensure that we can continue to provide uninterrupted service. To date, there has been minimal disruption in our supply chain network, including the supply of fruits and vegetables, packaging or other sourced materials. We also continue to work closely with our customers and have implemented measures to allocate order volumes to ensure a consistent supply across our retail partners during this period of high demand.

We continue to monitor the latest guidance from the CDC, FDA and other federal, state and local authorities regarding COVID-19 to ensure our safety protocols remain current to protect our employees, customers, suppliers and other business partners.

Financial Impact to Date – We began to see a significant increase in net sales in the second half of March 2020 as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home mandates. The overall increase in net sales has continued for the first three quarters of 2021. Growth in the retail channel has remained strong and exceeded declines in the foodservice and chain channels experienced due to the pandemic.

We have incurred incremental costs to take the precautionary health and safety measures described above, which partially offsets the net sales favorability in our operating results, however gross margin has increased through nine months of 2021 as compared to the same time period of 2020. Most of the incremental costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

As reflected above, the pandemic has to date overall had a positive impact on our operating results and our net cash provided by operating activities. As a result, during the third quarter of 2020 we repaid all outstanding borrowings under our revolving credit facility.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

December 26, 2020

Expectations and Risk Factors in Light of the COVID-19 Pandemic - As discussed above, increased customer and consumer demand resulting from the COVID-19 pandemic, social distancing and stay-at-home mandates has had a material positive impact on our company’s net sales, net cash provided by operating activities and net leverage in the first three quarters of 2021. However, the ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home mandates and whether an additional wave of COVID-19 will affect the United States and the rest of North America, our company’s ability to continue to operate our manufacturing facilities, retain a sufficient seasonal workforce, fill open full time positions, maintain our supply chain without material disruption, and procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits.

Internal controls over financial reporting have not been impacted by COVID-19. Management is continuously monitoring to ensure controls are effective and properly maintained.

Results of Operations:

Sales:

Net sales were $484,392,000 for the three months ended December 26, 2020 as compared with $392,971,000 for the three months ended December 28, 2019. The net sales increase of $91,421,000, or 23.3%, was due to a sales volume increase of $71,265,000 and by higher selling prices/sales mix of $20,156,000. The increase in sales is primarily from a $97,198,000 increase in Canned Vegetable sales and a $1,114,000 increase in Other sales partially offset by a $3,298,000 decrease in Frozen sales, a $1,515,000 decrease in Fruit Product sales, a $1,964,000 decrease in Prepared Food sales, and a $114,000 decrease in Chip Product sales.

Net sales were $1,162,851,000 for the nine months ended December 26, 2020 as compared with $1,027,898,000 for the nine months ended December 28, 2019. The net sales increase of $134,953,000, or 13.1%, was due to a sales volume increase of $76,735,000 and by higher selling prices/sales mix of $58,218,000. The increase in sales is primarily from a $160,381,000 increase in Canned Vegetable sales and a $4,097,000 increase in Other sales, partially offset by a $13,443,000 decrease in Frozen sales, a $8,344,000 decrease in Fruit Product sales, a $7,045,000 decrease in Prepared Food sales, and a $693,000 decrease in Chip Product sales.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

December 26, 2020

The following table presents net sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Canned Vegetables	$394.5	$297.3	$917.8	$757.4
Frozen	27.3	30.6	76.3	89.7
Fruit Products	30.7	32.2	73.4	81.8
Chip Products	2.8	2.9	8.2	8.9
Prepared Foods	23.5	25.5	71.9	78.9
Other	5.6	4.5	15.3	11.2
	$484.4	$393.0	$1,162.9	$1,027.9

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Gross Margin	16.0%	13.3%	15.1%	9.3%

Selling	2.2%	2.4%	2.2%	2.5%
Administrative	2.5%	2.7%	3.0%	2.8%
Plant Restructuring	0.0%	0.2%	0.0%	0.7%
Other Operating Loss/(Income)	-7.3%	-0.4%	-2.9%	-0.8%

Operating Income	18.7%	8.4%	12.8%	4.2%

Interest Expense, Net	0.3%	0.7%	0.4%	0.9%

Gross margin for the three months ended December 26, 2020 was 16.0% as compared with 13.3% for the three months ended December 28, 2019. The increase in gross margin for the three months ended December 26, 2020 was due primarily to higher selling prices/mix partially offset by a less favorable LIFO adjustment. The Company’s LIFO credit for the three months ended December 26, 2020 was $4,656,000 or as compared to a credit of $11,337,000 for the three months ended December 28, 2019. This reflects the impact of lower inventory levels as a result of the increased sales volumes and lower than planned pack quantities for certain commodities. On an after-tax basis, LIFO increased net earnings by $3,492,000 for the three months ended December 26, 2020 and increased net earnings by $8,503,000 for the three months ended December 28, 2019, based on the historical statutory federal income tax rate.

Gross margin for the nine months ended December 26, 2020 was 15.1% as compared with 9.3% for the nine months ended December 28, 2019. The increase in gross margin for the nine months ended December 26, 2020 was due primarily to higher selling prices/mix partially offset by a less favorable LIFO adjustment. The Company’s LIFO credit for the nine months ended December 26, 2020 was $4,268,000 as compared to a credit of $7,457,000 for the nine months ended December 28, 2019, reflecting the impact of lower inventory levels as a result of the increased sales volumes and lower than planned pack quantities for certain commodities. On an after-tax basis, LIFO increased net earnings by $3,201,000 for the nine months ended December 26, 2020 and increased net earnings by $5,593,000 for the nine months ended December 28, 2019, based on the historical statutory federal income tax rate.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

December 26, 2020

Selling costs as a percentage of net sales for the three months ended December 26, 2020 were 2.2% as compared with 2.4% for the prior year quarter. For the nine months ended December 26, 2020, selling costs as a percentage of net sales were 2.2% as compared with 2.5% for the same period of the prior year. The decreases in selling costs as a percentage of net sales for the three and nine months ended December 26, 2020 are primarily due to higher sales and the fixed nature of certain expenses.

Administrative costs as a percentage of net sales for the three months ended December 26, 2020 were 2.5% as compared with 2.7% for the prior year quarter, which was driven by higher sales in the quarter. For the nine month period ended December 26, 2020, administrative costs as a percentage of net sales were 3.0% as compared with 2.8% for the same period of the prior year. The increase in administrative costs as a percentage of net sales for the nine months ended December 26, 2020 is primarily due to higher employment costs.

On December 18, 2020, the Company completed the sale of its prepared foods business to an unaffiliated buyer who was not a previous customer. The Company recorded a gain on the sale of the prepared food business of $35,660,000. Additionally during the nine months ended December 26, 2020, the Company recorded a loss of $405,000 on the disposal of equipment from a sold Northwest plant and a loss on the sale of unused fixed assets of $365,000. The Company also recorded a charge of $1,174,000 for a supplemental early retirement plan. During the nine months ended December 28, 2019 the Company recorded a gain on the partial sale of a plant in the Midwest of $3,742,000 and a gain on the partial sale of a plant in the Northwest of $1,737,000. The Company also recorded a gain of on the sale of unused fixed assets of $3,139,000. These items are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense as a percentage of net sales for the three months ended December 26, 2020 was 0.3% as compared with 0.7% for the prior year quarter. For the nine months ended December 26, 2020, interest expense as a percentage of net sales was 0.4% as compared with 0.9% for the same period of the prior year. During fiscal 2021, overall borrowings and interest rates were lower than the previous year resulting in lower interest expense for the three and nine months ended December 26, 2020.

Income Taxes:

The effective tax rate for continuing operations was 20.9% and 23.7% for the nine month periods ended December 26, 2020 and December 28, 2019, respectively. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), among other things, allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 01, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company was able to carryback the NOL generated in the 2019 tax year at a 21% corporate tax rate to the 2015 tax year at a 35% corporate tax rate. The tax rate difference realized for the NOL carryback decreased the Company’s effective tax rate by 3.2%. The effective tax rate was also decreased 0.5% by the receipt of interest from the previously filed federal NOL carryback and the reversal of interest and penalties from the removal of the uncertain tax benefits for 163(j) interest limitations due to changes in regulations. The overall effective tax rate decrease was offset primarily by a 0.7% increase in the tax rate resulting from federal credits and incentives and a 0.5% increase from state credits and incentives. The dollar amount of the credits and incentives did not change significantly. Projected pre-tax income increased from 2020 to 2021, resulting in the credits and incentives having a smaller impact on the tax rate in 2021.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

December 26, 2020

Earnings per Share:

Continuing basic earnings per share were $7.96 and $2.65 for the three months ended December 26, 2020 and December 28, 2019, respectively. Continuing diluted earnings per share were $7.90 and $2.63 for the three months ended December 26, 2020 and December 28, 2019, respectively. Continuing basic earnings per share were $12.18 and $3.23 for the nine months ended December 26, 2020 and December 28, 2019, respectively. Continuing diluted earnings per share were $12.09 and $3.20 for the nine months ended December 26, 2020 and December 28, 2019, respectively. For details of the calculation of these amounts, refer to footnote 13 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	December 26,	December 28,	March 31,	March 31,
	2020	2019	2020	2019
Working Capital:
Balance	$347,709	$426,968	$401,946	$490,871
Change in Quarter	13,791	(10,305)
Current Portion of Long-Term Debt	4,500	-	500	345
Long-Term Debt, Less Current Portion	94,077	225,337	217,081	265,900
Operating Lease Obligations, Less Current Portion	30,436	47,965	42,760	-
Financing Lease Obligations, Less Current Portion	20,546	27,007	24,366	-
Capital Lease Obligations, Less Current Portion	-	-	-	31,286
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	54.90	47.01	42.77	43.27
Stockholders' Equity Per Common Share	55.45	47.47	43.18	43.67
Current Ratio	2.85	3.47	3.69	5.37

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 9 of the Notes to Consolidated Financial Statements of the Company’s 2020 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $103,090,000 for the nine months ended December 26, 2020, compared to $90,024,000 for the same period of the prior year. The increase in cash provided by operating activities is primarily comprised of increases in cash provided by net earnings, $81,105,000, accounts receivable, $23,304,000, other current assets $7,855,000 and income taxes, $1,861,000 partially offset by cash used for accounts payable, accrued expenses and other, $71,856,000 and inventory, $7,915,000.

As compared to December 28, 2019, inventory decreased $82,138,000 to $410,927,000 at December 26, 2020. The components of the inventory decrease (excluding LIFO) reflect a $43,319,000 decrease in finished goods, and a $56,571,000 decrease in raw materials and supplies partially offset by a $3,867,000 increase in work in process. The finished goods decrease primarily reflects increased sales partially offset by higher pack inventory quantities attributable to the larger calendar year 2020 pack versus the calendar year 2019 pack. The raw materials and supplies decrease is primarily due to a decrease in cans and raw steel quantities compared to the prior year. FIFO based inventory costs exceeded LIFO based inventory costs by $139,999,000 as of the end of the third quarter of 2020 as compared to $153,884,000 as of the end of the third quarter of 2019.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

December 26, 2020

Cash provided by investing activities was $32,615,000 in the first nine months of fiscal 2021 compared to cash used in investing activities of $25,506,000 in the first nine months of fiscal 2020. Additions to property, plant and equipment were $40,167,000 in the first nine months of fiscal 2021 as compared to $47,681,000 in first nine months of fiscal 2020. Proceeds from the sale of assets were $72,782,000 for the first nine months of fiscal 2021 as compared to $22,175,000 in first nine months of fiscal 2020.

Cash used in financing activities was $132,258,000 in the first nine months of fiscal 2021, which included borrowings of $468,181,000 and the repayment of $587,185,000 of long-term debt, principally consisting of borrowings and repayments on the revolving credit facility (“Revolver”). Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal 2021. The Company repurchased treasury stock of $2,154,000 in the first nine months of fiscal 2021 and repurchased $11,454,000 of its stock during the first nine months of fiscal year 2020.

The Company entered into a five-year revolving credit facility on July 5, 2016. Available borrowings on the Revolver total $300,000,000 from April through July and $400,000,000 from August through March with a maturity date of July 5, 2021. The interest rate on the Revolver is based on LIBOR plus an applicable margin based on excess availability and the Company's fixed charge coverage ratio. As of December 26, 2020, there were no outstanding borrowings on the Revolver. We believe that cash flows from operations, availability under our Revolver and other financing sources will provide adequate funds for our working capital needs, planned capital expenditures, and debt obligations for at least the next 12 months.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At December 26, 2020, the Company was in compliance with all such financial covenants.

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

December 26, 2020

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

Critical Accounting Policies

For the nine months ended December 26, 2020 and December 28, 2019 the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

December 26, 2020

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 26, 2020, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) of
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
10/01/2020 – 10/31/2020	12,800	-	$36.17	$-	-
11/01/2020 – 11/30/2020	13,800	-	$38.29	$-	-
12/01/2020 – 12/31/2020	-	-	$-	$-	-
Total	26,600	-	$37.23	$-	-	516,287

Note 1: 13,800 of these shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mine Safety Disclosures

None.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

31.1	Certification of Paul L. Palmby pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Seneca Foods Corporation

      (Company)

/s/ Paul L. Palmby
February 3, 2021
Paul L. Palmby
President and Chief Executive Officer

/s/ Timothy J. Benjamin
February 3, 2021
Timothy J. Benjamin
Chief Financial Officer