Form 10-K
period 2021-03-31
Seneca Foods Corp
filed 2021-06-11
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-01989

SENECA FOODS CORPORATION

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization) 3736 South Main Street Marion, New York (Address of principal executive offices)	16-0733425 (I.R.S. Employer Identification No.) 14505 (Zip Code)

Registrant’s telephone number, including area code: (315) 926-8100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the Registrant as of September 25, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was $232,133,327 (based on the closing share price per market reports generated from the NASDAQ Global Market System on September 25, 2020).

As of May 25, 2021, there were 7,343,745 shares of Class A common stock and 1,705,938 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Annual Report to shareholders for fiscal year ended March 31, 2021 (the “2021 Annual Report”) applicable to Part I, Item 1, Part II, Items 5‑9A and Part IV, Item 15 of Form 10‑K.

(2)	Portion of the Proxy Statement to be issued in connection with the Registrant’s annual meeting of stockholders (the “Proxy Statement”) applicable to Part III, Items 10-14 of Form 10-K.

SENECA FOODS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2021

Forward-Looking Statements

Certain of the statements contained in this annual report on Form 10-K are forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking statements involve numerous risks and uncertainties. Forward-looking statements are not in the present or past tense and, in some cases, can be identified by the use of the words "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seeks," "should," "likely," "targets," "may", "can" and other expressions that indicate future trends and events. A forward-looking statement speaks only as of the date on which such statement is made and reflects management's analysis only as of the date thereof. Seneca Foods Corporation undertakes no obligation to update any forward-looking statement. The following factors, among others discussed herein and in the filings of Seneca Foods Corporation under the Exchange Act, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the COVID-19 pandemic on our business, suppliers, customers, consumers and employees, costs and availability of raw materials, competition, cost controls, sales levels, governmental regulation, consumer preferences, industry trends, weather conditions, crop yields, natural disasters, recalls, litigation, reliance on third-parties, wage rates, and other factors. See also the factors described in "Part I, Item 1A. Risk Factors" and elsewhere in this report, and those described in the Company's filings under the Exchange Act.

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

As of March 31, 2021, the Company’s facilities consisted of 22 packaging plants strategically located throughout the United States, two can manufacturing plants one of which also packages, three seed packaging operations, a farming operation and a logistical support network. The Company also maintains warehouses which are generally located adjacent to its packaging plants. The Company is a New York corporation and its headquarters is located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100.

The Company was founded in 1949 and has evolved through internal growth and strategic acquisitions. The Company pursues acquisitions when they are strategic and financially additive and meet its overall business needs. In 73 years of operation the Company has made over 50 strategic acquisitions, investments and alliances that have expanded its leadership in the packaged fruit and vegetable industry. Most recently, during 2021, the Company acquired a facility in Berlin, Wisconsin to aid its frozen business by expanding freezing capability and adding frozen celery production to the core fruit and vegetable business. The Company also engages in strategic sales of its assets from time to time, as it makes financial sense to do so. During 2021, the Company completed the sale of its prepared foods business as the nature of that business was not central to the Company’s primary business and the sale allowed for the continued focus and investment in the Company’s core fruit and vegetable business.

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

Financial Information about Industry Segments

Entering 2021, the Company managed its business on the basis of three reportable segments which makeup its food operation – the primary segment being the packaging and sale of fruit and vegetables, secondarily, the packaging and sale of prepared food products and third being the packaging and sale of snack products. Other nonfood products round out the Company’s operations. During December 2021, the Company completed the sale of its prepared foods business, leaving two remaining reportable segments. The Company’s food operation constituted 98% of total sales in 2021, of which approximately 81% is canned vegetable packaging, 6% is canned fruit packaging, 7% is frozen fruit and vegetable packaging, 5% is prepared foods prior to the sale, and 1% is chip packaging. The non-food operation, which is primarily related to the sale of cans and ends and outside revenue generated from our trucking and aircraft operations, represents 2% of the Company’s total sales.

Narrative Description of Business

Principal Products and Markets

Food Packaging

The Company’s principal products include canned fruit and vegetables, frozen vegetables and other food products. The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. Additionally, products are sold to food service distributors, industrial markets, other food packagers, export customers in 90 countries and federal, state and local governments for school and other feeding programs. Food packaging operations are primarily supported by plant locations in New York, Michigan, Oregon, Wisconsin, Washington, Idaho, Illinois, and Minnesota. See Note 14 of Item 8, Financial Statements and Supplementary Data, for additional information about the Company’s segments.

The following table summarizes net sales by major product category for the years ended March 31, 2021 and 2020:

	2021	2020
	(In thousands)
Canned vegetables	$1,172,635	$986,080
Frozen	102,339	119,044
Fruit Products	88,289	97,393
Prepared foods	71,866	105,044
Chip Products	10,999	11,475
Other	21,516	16,733
Total	$1,467,644	$1,335,769

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

The Company is required to pay an annual royalty to Corlib Brands now known as Libby's Brand Holding, Ltd., who may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans. During 2021, the Company and Libby’s Brand Holding, Ltd. renegotiated again to remove fruit from the license agreement. A total of $114,000 was paid as a royalty fee for the year ended March 31, 2021.

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended March 31, 2021:
Net sales	$288,165	$390,294	$484,392	$304,793
Gross margin	48,562	48,943	77,704	56,976
Net earnings	20,706	18,105	72,460	14,829
Revolver outstanding (at quarter end)	34,406	62,611	-	1,000

Year ended March 31, 2020:
Net sales	$264,925	$370,002	$392,971	$307,871
Gross margin	19,174	24,055	52,277	46,382
Net earnings	1,103	4,635	24,428	21,022
Revolver outstanding (at quarter end)	136,014	133,338	114,689	106,924

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

Competition and Customers

Competition in the food business is substantial with brand recognition and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company believes that it is a major producer of canned vegetables, but some producers of canned, frozen and other forms of vegetable products have sales which exceed the Company's sales. The Company is aware of at least 13 competitors in the U.S. packaged vegetable industry, many of which are privately held companies.

During the past year, approximately 10% of the Company’s packaged foods, excluding cherry products, were sold under its own brands, or licensed trademarks, including Seneca®, Libby's®, Aunt Nellie's®, Green Valley® and READ®. The remaining 90% of packaged foods were sold under private labels, food service, international, contracting packaging, industrial, prepared foods, chips, and cherry products (including the CherryMan® brand) segments.

The Company's principal branded products are its Libby’s canned vegetable products, which rate among the top three national brands according to a leading market research firm.

The information under the heading "Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Annual Report is incorporated by reference.

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

Employment

As of the end of December 2020, the Company had approximately 3,000 employees of which 2,900 full time and 100 seasonal employees work in food packaging and 100 full time employees work in other activities. The number of employees increases by approximately 4,000 due to an increase in seasonal employees during our peak pack season.

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

Domestic and Export Sales

The following table sets forth domestic and export sales:

	Fiscal Year
	2021	2020
	(In thousands, except percentages)
Net Sales:
United States	$1,372,679	$1,248,904
Export	94,965	86,865
Total Net Sales	$1,467,644	$1,335,769

As a Percentage of Net Sales:
United States	93.5%	93.5%
Export	6.5%	6.5%
Total	100.0%	100.0%

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

If canned vegetable categories decline, less shelf space will be devoted to these categories in the supermarkets. Fresh and perishable businesses are improving their delivery systems around the world and the availability of fresh produce is impacting the consumers purchasing patterns relating to processed vegetables. Our financial performance and growth are related to conditions in the United States’ vegetable packaging industry which is a mature industry with a modest growth rate during the last 10 years. Our net sales are a function of product availability and market pricing. In the vegetable packaging industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. Moreover, vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products, is being impacted by the global economic slowdown. These factors may have a significant effect on supply and competition and create downward pressure on prices. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors. Generally, market prices in the vegetable packaging industry adjust more quickly to variations in product availability than an individual packager can adjust its cost structure; thus, in an oversupply situation, a packager’s margins likely will weaken. We typically have experienced lower margins during times of industry oversupply.

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

The ultimate impact that the recent COVID-19 outbreak or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain. To date we have seen increased customer and consumer demand for our products as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home mandates. Increases in net sales by our company to supermarkets, mass merchants, warehouse clubs, wholesalers and ecommerce customers have more than offset declines at foodservice customers. However, this increased customer and consumer demand may decrease in the coming months.

The spread of pandemics or disease outbreaks such as COVID-19 may negatively affect our operations. If a significant percentage of our workforce or the workforce of our third party business partners is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. Some of our workforce dwell in company provided housing and therefore outbreaks such as COVID-19 would need to be managed, to the extent possible, to meet health care protocols. Pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

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

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters. Dependence upon key customers could lead to increased pricing pressure by these customers. A relatively limited number of customers account for a large percentage of the Company’s total net sales. The top ten customers represented approximately 50%, and 49% of net sales for 2021 and 2020, respectively. If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food packaging companies under highly competitive conditions. The vegetable products which we sell under our own brand names not only compete with vegetable products produced by vegetable packaging competitors, but also compete with products we produce and sell to other companies who market those products under their own brand names, such as the Green Giant and Del Monte vegetables we sell under contract packing agreements and the vegetables we sell to various retail grocery chains which carry our customer’s own brand names.

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

We only have three plants that receive and produce fruit products and one plant that produces pumpkin products. We have two plants that manufacture empty cans, one with substantially more capacity than the other, which are not interchangeable since each plant cannot necessarily produce all the can sizes needed. Although we maintain property and business interruption insurance coverage, there can be no assurance that this level of coverage is adequate in the event of a catastrophe or significant disruption at these or other Company facilities. If such an event occurs, it could materially and adversely affect our business, financial condition and results of operations.

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

At the end of our 2021 fiscal year, we had approximately 3,000 employees of which 2,900 full time and 100 seasonal employees worked in food packaging and 100 employees worked in other activities. During the peak summer harvest period, we hire up to approximately 4,000 seasonal employees to help package vegetables. If there is a shortage of seasonal labor, especially during 2021 as a result of COVID-19 or if there is an increase to minimum wage rates, this could have a negative impact on our cost of operations. Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions. An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to BPA.

There has been continued state legislative activity to ban Bisphenol-A ("BPA") from food contact packaging. These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing BPA containing materials. The Company, in collaboration with other can makers as well as enamel suppliers, has decided to aggressively work to find alternative materials for can linings not manufactured using BPA. However, commercially acceptable alternatives are not immediately available for some applications and there can be no assurance that these steps will be successful. Less than 1% of our canned product volume (excluding and purchased canned products) still includes BPA.

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

As of March 31, 2021, we had approximately $169.4 million of total indebtedness, including various debt agreements and a $1.0 million outstanding balance on our revolving credit facility (“Revolver”).  Scheduled debt service for fiscal 2021 is $28.3 million. During our second and third fiscal quarters, our operations generally require more cash than is available from operations.  In these circumstances, it is necessary to borrow under our Revolver.  Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions.  Significant changes in our business or cash outflows from operations could create a need for additional working capital.  An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

Failure to comply with the requirements of our debt agreements and Revolver could have a material adverse effect on our business.

Our debt agreements and Revolver contain financial and other restrictive covenants which, among other things, limit our ability to borrow money, including with respect to the refinancing of existing indebtedness. These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions. Failure to comply with the requirements of our Revolver and debt agreements could materially and adversely affect our business, financial condition and results of operations. We have pledged our accounts receivable, inventory and the capital stock or other ownership interests that we own in our subsidiaries to secure the Revolver. If a default occurred and was not cured, secured lenders could foreclose on this collateral.

Risks Relating to Our Stock

Our existing shareholders, if acting together, may be able to exert control over matters requiring shareholder approval.

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to as our voting preferred stock, are entitled to one vote per share. As of March 31, 2021, holders of Class B common stock and voting preferred stock held 88.1% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2021, our current executive officers and directors beneficially owned 9.3% of our outstanding shares of Class A common stock, 44.2% of our outstanding shares of Class B common stock and 10.8% of our voting preferred stock, or 29.1% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

We have not paid dividends on our common stock in the past.

We have not declared or paid any cash dividends on our common stock in the past. In addition, payment of cash dividends on our common stock is not permitted by the terms of our revolving credit facility. This policy may be revisited under the correct circumstances in the future.

Other Risks

Tax legislation could impact future cash flows.

The Company uses the Last-In, First-Out (LIFO) method of inventory accounting. As of March 31, 2021, we had a LIFO reserve of $128.7 million which, at the U.S. corporate tax rate, represents approximately $32.2 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $32.2 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

Item 1B

Unresolved Staff Comments

None

Item 2

Properties

The following table details the Company’s manufacturing plants and warehouses:

	Square
	Footage	Acres
	(000)
Food Group
Nampa, Idaho	243	16
Payette, Idaho	392	43
Princeville, Illinois	288	496
Hart, Michigan	361	78
Traverse City, Michigan	58	43
Blue Earth, Minnesota	286	429
Glencoe, Minnesota	662	798
LeSueur, Minnesota	82	7
Montgomery, Minnesota	549	1,644
Rochester, Minnesota	835	634
Geneva, New York	769	594
Leicester, New York	200	91
Dayton, Oregon	82	19
Dayton, Washington	250	28
Yakima, Washington	122	8
Baraboo, Wisconsin	625	13
Berlin, Wisconsin	95	125
Cambria East, Wisconsin	412	406
Cambria West, Wisconsin	212	305
Clyman, Wisconsin	438	724
Cumberland, Wisconsin	400	307
Gillett, Wisconsin	324	105
Janesville, Wisconsin	1,228	342
Mayville, Wisconsin	239	354
Oakfield, Wisconsin	229	2,277
Ripon, Wisconsin	634	87

Non-Food Group
Marion, New York	6
Penn Yan, New York	27	4
Albany, Oregon	75	5

Total	10,123	9,982

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

Not Applicable.

PART II

Item 5

Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Each class of preferred stock receives preference as to dividend payment and declaration over any common stock. In addition, refer to the information in the 2021 Annual Report, “Shareholder Information”, which is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting on August 10, 2007 and extended on July 28, 2017. The 2007 Equity Plan expires in August 2027 and originally authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock. 2,297 shares were awarded in fiscal year 2021 under the terms of the 2007 Equity Plan. As of March 31, 2021, there were 52,752 shares available for distribution as part of future awards under the 2007 Equity Plan. No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

There are no equity compensation plans not approved by the Company’s shareholders.

Common Stock Performance Graph

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Issuer Purchases of Equity Securities

						Maximum Number (or
						Approximate Dollar
	Total Number of Shares		Average Price Paid per		Total Number of Shares	Value) of Shares that
	Purchased (1)		Share		Purchased as Part of	May Yet Be Purchased
	Class A	Class B	Class A	Class B	Publicly Announced	Under the Plans or
Period	Common	Common	Common	Common	Plans or Programs (2)(3)	Programs (2)
1/01/21 - 1/31/21	-	-	$-	$-	-
2/01/21 - 2/29/21	19,500	-	$51.53	$-	-
3/01/21 - 3/31/21	15,031	-	$58.59	$-	531
Total	34,531	-	$54.60	$-	531	-

(1)
No shares were purchased under the Company's share repurchase program. The purchases were made in open market transactions by the Trustees of the Seneca Foods Corporation Employees' Savings Plan, and the Seneca Foods, L.L.C. 401(k) Retirement Savings Plan to provide matching employee contributions under the Plans.

(2)
In 2012 the Company's Board of Directors authorized the repurchase of the Company's stock. The number of shares authorized for repurchase increased from time to time, most recently on March 10, 2015 when the repurchase program was increased to 2,500,000 shares. During 2021, the share repurchase program was terminated. Prior to the termination of the program, the Company did not repurchase any shares in 2021.

(3)
During 2021, the Company launched a tender offer to purchase from its stockholders up to $75 million in value of shares of its Class A common stock. The tender offer resulted in the Company purchase of 531 shares of common stock.

Item 6

Selected Financial Data

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2021 Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8

Financial Statements and Supplementary Data

Refer to the information in the 2021 Annual Report, "Consolidated Financial Statements and Notes thereto including Report of Independent Registered Public Accounting Firm," which is incorporated by reference.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of Seneca Foods Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of March 31, 2021 of Seneca Foods Corporation (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of net earnings, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated June 11, 2021, expresses an unqualified opinion.

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

/s/ Plante Moran, P.C.

We have served as the Company’s auditor since 2019.

Southfield, Michigan
June 11. 2021

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference from the section entitled “Information Concerning Directors” in the Company’s definitive Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on August 11, 2021. The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2021.

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

Item 11

Executive Compensation

The information included under the following captions in the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Outstanding Equity Awards at 2021 Fiscal Year-End,” “Pension Benefits,” “Compensation of Directors” and “Compensation Committee Interlocks.” The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

PART IV

Item 15

Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements ‑ the following consolidated financial statements of the Registrant, included in the 2021 Annual Report, are incorporated by reference in Item 8:

Consolidated Statements of Net Earnings – Years ended March 31, 2021 and 2020

Consolidated Statements of Comprehensive Income – Years ended March 31, 2021 and 2020

Consolidated Balance Sheets ‑ March 31, 2021 and 2020

Consolidated Statements of Cash Flows – Years ended March 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2021 and 2020

Notes to Consolidated Financial Statements – Years ended March 31, 2021 and 2020

Reports of Independent Registered Public Accounting Firm

2.	Supplemental Schedule - the following financial statement schedule, included in the 2021 Annual Report, is incorporated by reference in this item 15.

Schedule II—Valuation and Qualifying Accounts
Report of Independent Registered Public Accounting Firm on Schedule

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

10.1
Fourth Amended and Restated Loan and Security Agreement dated as of March 24, 2021 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 26, 2021).

10.2
Amended and Restated Loan and Guaranty Agreement as of May 28, 2020 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2020).

10.3
Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, filed November 4, 2020)

10.4*	Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2017)

10.5*	Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 27, 2017)

10.6*	2007 Equity Incentive Plan effective August 3, 2007 as extended on July 28, 2017 (incorporated by reference to Appendix A to the Company’s Proxy Statement dated June 28, 2007)

10.7*	Seneca Foods Corporation Division Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 5, 2020)

10.8*
Executive Transition Services Agreement dated as of August 31, 2020 between the Company and Kraig H. Kayser (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, filed November 4, 2020)

10.9*
Supplemental Retirement Agreement between Seneca Foods Corporation and Kraig H. Kayser (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, filed November 4, 2020).

13
The material contained in the 2021 Annual Report to Shareholders under the following headings: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Consolidated Financial Statements and Notes thereto including Independent Auditors’ Report, and “Shareholder Information” (filed herewith)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Plante Moran, P.C. (filed herewith)

31.1	Certification of Paul L. Palmby pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	.INS Inline XBRL Instance Document (filed herewith).
101.1.SCH Inline XBRL Taxonomy Extension Schema Document (filed herewith).

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

* Indicates management or compensatory agreement

Item 16

Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION /s/Timothy J. Benjamin Timothy J. Benjamin Senior Vice President, Chief Financial Officer and Treasurer	June 11, 2021

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Arthur S. Wolcott	Chairman and Director	June 11, 2021
Arthur S. Wolcott

/s/Paul L. Palmby	President, Chief Executive Officer, Director	June 11, 2021
Paul L. Palmby

/s/Timothy J. Benjamin	Senior Vice President, Chief Financial Officer	June 11, 2021
Timothy J. Benjamin	and Treasurer

/s/Gregory R. Ide	Vice President, Controller, and Assistant Secretary	June 11, 2021
Gregory R. Ide	(Principal Accounting Officer)

/s/Kathryn J. Boor	Director	June 11, 2021
Kathryn J. Boor

/s/Peter R. Call	Director	June 11, 2021
Peter R. Call

/s/John P. Gaylord	Director	June 11, 2021
John P. Gaylord

/s/Linda K. Nelson	Director	June 11, 2021
Linda K. Nelson

/s/Michael R. Nozzolio	Director	June 11, 2021
Michael R. Nozzolio

/s/Donald Stuart	Director	June 11, 2021
Donald Stuart

/s/Keith A. Woodward	Director	June 11, 2021
Keith A. Woodward