Form 10-Q
period 2021-07-03
Seneca Foods Corp
filed 2021-08-11
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 3, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Registrant as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

3736 South Main Street, Marion, New York	14505
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code            (315) 926-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Select Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Select Market

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The number of shares outstanding of each of the registrant’s classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 30, 2021
Common Stock Class A, $.25 Par	7,185,269
Common Stock Class B, $.25 Par	1,705,938

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	July 3, 2021	June 27, 2020	March 31, 2021
Assets

Current assets:
Cash and cash equivalents	$59,834	$11,607	$59,837
Accounts receivable, net	66,743	62,860	92,221
Contracts receivable	742	6,059	911
Current assets held for sale	8,535	11,989	8,656
Inventories	414,690	423,844	343,144
Refundable income taxes	4,621	-	8,385
Other current assets	4,745	7,545	3,145
Total current assets	559,910	523,904	516,299
Property, plant and equipment, net	254,012	239,524	248,583
Right-of-use assets operating, net	45,935	57,349	42,193
Right-of-use assets financing, net	35,814	32,222	30,611
Pension assets	62,667	-	62,851
Deferred income tax asset, net	-	9,185	-
Other assets	9,938	20,777	8,811
Total assets	$968,276	$882,961	$909,348

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$125,571	$99,615	$74,089
Deferred revenue	3,079	3,594	4,287
Accrued vacation	11,879	12,147	11,660
Accrued payroll	8,346	8,796	15,366
Other accrued expenses	24,224	17,182	24,403
Income taxes payable	-	8,463	-
Current portion of operating lease obligations	16,842	21,311	17,047
Current portion of financing lease obligations	7,716	6,232	6,778
Current portion of long-term debt	4,000	500	4,500
Total current liabilities	201,657	177,840	158,130
Long-term debt, less current portion	93,092	144,467	94,085
Operating lease obligations, less current portion	30,035	38,634	27,769
Financing lease obligations, less current portion	23,046	22,613	19,232
Deferred income tax liability, net	28,803	-	28,306
Pension liabilities	-	79,321	-
Other long-term liabilities	4,231	5,000	4,011
Total liabilities	380,864	467,875	331,533
Commitments and contingencies
Stockholders' equity:
Preferred stock	663	681	663
Common stock, $.25 par value per share	3,041	3,041	3,041
Additional paid-in capital	98,527	98,412	98,502
Treasury stock, at cost	(95,750)	(88,319)	(91,198)
Accumulated other comprehensive loss	(19,067)	(79,220)	(19,067)
Retained earnings	599,998	480,491	585,874
Total stockholders' equity	587,412	415,086	577,815
Total liabilities and stockholders’ equity	$968,276	$882,961	$909,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	July 3,	June 27,
	2021	2020

Net sales	$235,042	$288,165

Costs and expenses:
Cost of product sold	201,419	239,603
Selling, general and administrative	17,274	18,145
Plant restructuring charge	66	263
Other operating income	(1,444)	(145)
Total costs and expenses	217,315	257,866
Operating income	17,727	30,299
Loss from equity investment	156	676
Other (income) loss	(2,376)	931
Interest expense, net	1,342	1,651
Earnings before income taxes	18,605	27,041
Income taxes	4,469	6,335
Net earnings	$14,136	$20,706

Basic earnings per common share	$1.56	$2.26
Diluted earnings per common share	$1.55	$2.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	July 3,	June 27,
	2021	2020

Comprehensive income:
Net earnings	$14,136	$20,706
Total	$14,136	$20,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	July 3,	June 27,
	2021	2020
Cash flows from operating activities:
Net earnings	$14,136	$20,706

Adjustments to reconcile net earnings to net cash provided by operations:

Depreciation & amortization	8,581	7,881
Gain on the sale of assets	(1,166)	(315)
Provision for restructuring	66	263
Loss From equity investment	156	676
Deferred income taxes	497	(1,313)
Changes in operating assets and liabilities:
Accounts receivable	25,647	48,493
Inventories	(71,546)	(12,213)
Other current assets	(494)	(94)
Income taxes	3,764	12,813
Accounts payable, accrued expenses and other	41,979	23,424

Net cash provided by operations	21,620	100,321
Cash flows from investing activities:
Additions to property, plant and equipment	(13,221)	(19,230)
Proceeds from the sale of assets	1,400	914
Net cash used in investing activities	(11,821)	(18,316)
Cash flows from financing activities:
Long-term debt borrowings	21,539	91,896
Payments on long-term debt	(22,532)	(164,510)
Other assets	(2,500)	(6,950)
Payments on financing leases	(1,745)	(1,536)
Purchase of treasury stock	(4,552)	-
Dividends	(12)	-
Net cash used in financing activities	(9,802)	(81,100)

Net (decrease) increase in cash and cash equivalents	(3)	905
Cash and cash equivalents, beginning of the period	59,837	10,702
Cash and cash equivalents, end of the period	$59,834	$11,607

Supplemental disclosures of cash flow information:
Noncash transactions:
Property, plant and equipment purchased under lease obligations	$14,550	$2,375
Property, plant and equipment purchased on account	382	1,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2022:
Balance March 31, 2021	$663	$3,041	$98,502	$(91,198)	$(19,067)	$585,874
Net earnings	-	-	-	-	-	14,136
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(4,552)	-	-
Balance July 3, 2021	$663	$3,041	$98,527	$(95,750)	$(19,067)	$599,998

First Quarter FY 2021:
Balance March 31, 2020	$681	$3,041	$98,384	$(88,319)	$(79,220)	$459,797
Net earnings	-	-	-	-	-	20,706
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	28	-	-	-
Purchase treasury stock	-	-	-	-	-	-

Balance June 27, 2020	$681	$3,041	$98,412	$(88,319)	$(79,220)	$480,491

	Preferred Stock				Common Stock
	6%	10%
	Cumulative Par	Cumulative Par		2003 Series
	Value $.25	Value $.025	Participating	Participating	Class A	Class B
	Callable at Par	Convertible	Convertible Par	Convertible Par	Common Stock	Common Stock
	Voting	Voting	Value $.025	Value $.025	Par Value $.25	Par Value $.25
Shares authorized and designated:
July 3, 2021	200,000	1,400,000	33,855	500	20,000,000	10,000,000
Shares outstanding:
July 3, 2021	200,000	807,240	33,855	500	7,268,432	1,705,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 3, 2021

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of July 3, 2021 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2021 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three month period ended July 3, 2021 are not necessarily indicative of the results to be expected for the full year.

For the three months ended July 3, 2021 and June 27, 2020 the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company’s 2021 Annual Report on Form 10-K.

Other footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2021 Annual Report on Form 10-K.

All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

Reclassifications—Certain previously reported amounts have been reclassified to conform to the current period classification.

2.	Assets Held For Sale

The Company classifies its assets as held for sale at the time management commits to a plan to sell the asset, the asset is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain assets may be classified as held for sale for more than one year as the Company continues to actively market the assets. The Company has certain non-operating assets in the Midwest that meet the criteria to be classified as held for sale and are recorded at the lower of carrying value or fair value less costs to sell. The following table presents information related to the major classes of assets that were classified as held for sale in our Condensed Consolidated Balance Sheets (in thousands):

	July 3,	June 27,	March 31,
	2021	2020	2021

Property, Plant and Equipment (net)	$8,535	$11,989	$8,656
Current Assets Held For Sale	$8,535	$11,989	$8,656

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 3, 2021

3.	Revenue Recognition

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended
	July 3,	June 27,
	2021	2020
Canned Vegetables	$187,944	$221,018
Frozen Vegetables	22,584	17,833
Fruit Products	15,873	18,861
Snack Products	3,412	2,364
Prepared Foods	-	24,224
Other	5,229	3,865
	$235,042	$288,165

4.	Inventories

First-In, First-Out (“FIFO”) based inventory costs exceeded Last-In, First-Out (“LIFO”) based inventory costs, resulting in a LIFO reserve of $131.5 million and $142.1 million as of July 3, 2021 and June 27, 2020, respectively. The LIFO reserve increased by $2.8 million during the three months ended July 3, 2021 as a compared to a decrease of $2.1 million for the three months ended June 27, 2020. The increase in the LIFO reserve during the first quarter of fiscal 2022 reflects the projected impact of expected cost increases and an overall inventory quantity increase as compared to fiscal 2021. The following table shows inventory by category and the related LIFO balance (in thousands):

	July 3,	June 27,	March 31,
	2021	2020	2021
Finished products	$340,468	$330,071	317,654
In process	17,070	29,875	25,175
Raw materials and supplies	188,661	206,024	128,987
FIFO inventories	546,199	565,970	471,816
Less excess of FIFO cost over LIFO cost	131,509	142,126	128,672
Total LIFO inventories	$414,690	$423,844	$343,144

5.	Leases

The Company determines whether an arrangement is a lease at inception of the agreement. Presently, the Company leases land, machinery and equipment under various operating and financing leases.

Right-of-Use, or ROU, assets represent the Company’s right to use the underlying assets for the lease term and lease obligations represent the net present value of the Company’s obligation to make payments arising from these leases. ROU assets and lease obligations are recognized at commencement date based on the present value of lease payments over the lease term using the implicit lease interest rate or, when unknown, an incremental borrowing rate based on the information available at commencement date or April 1, 2019 for leases that commenced prior to that date.

Lease terms may include options to extend or terminate the lease, and the impact of these options are included in the calculation of the ROU asset and lease obligation only when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and nonlease components for its leases when it is impractical to separate the two. In addition, the Company has certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the accompanying Condensed Consolidated Balance Sheets

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 3, 2021

ROU assets and lease obligations for the Company’s operating and financing leases are disclosed separately in the Company’s Condensed Consolidated Balance Sheets.

The components of lease cost were as follows (in thousands):

	Three Months Ended
	July 3,	June 27,
	2021	2020
Lease cost:

Amortization of right of use asset	$1,295	$1,186
Interest on lease liabilities	257	294
Finance lease cost	1,552	1,480
Operating lease cost	5,000	6,407
Total lease cost	$6,552	$7,887

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$257	$294
Operating cash flows from operating leases	6,498	7,278
Financing cash flows from finance leases	1,745	1,536
	$8,500	$9,108

Right-of-use assets obtained in exchange for new finance lease liabilities	$6,498	$35
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,052	$2,340
Weighted-average lease term (years):
Financing leases	4.9	5.1
Operating leases	4.4	3.7
Weighted-average discount rate (percentage):
Financing leases	3.5	4.1
Operating leases	4.3	4.4

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of July 3, 2021 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2022	$12,891	$6,499
2023	15,315	8,665
2024	8,396	7,096
2025	4,636	3,713
2026	2,618	2,625
2027-2033	7,436	4,941
Total minimum payment required	$51,292	$33,539
Less interest	4,415	2,777
Present value of minimum lease payments	46,877	30,762
Amount due within one year	16,842	7,716
Long-term lease obligations	$30,035	$23,046

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 3, 2021

6.	Revolving Credit Facility

On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400.0 million that is seasonally adjusted (the “Revolver”). Maximum borrowings under the Revolver total $300.0 million from April through July and $400.0 million from August through March. The Revolver balance is included in Long-Term Debt in the accompanying Consolidated Balance Sheet due to the Revolver’s March 24, 2026 maturity. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver. The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables the Company packages. The majority of vegetable inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread.

The following table documents the quantitative data for Revolver borrowings during the first quarter of fiscal 2022 and fiscal 2021 (in thousands):

	As of:
	July 3,	June 27,
	2021	2020
Reported end of period:
Outstanding borrowings	$1,000	$34,406
Weighted average interest rate	1.35%	1.75%

	Three Months Ended:
	July 3,	June 27,
	2021	2020
Reported during the period:
Maximum amount of borrowings	$1,071	$107,967
Average outstanding borrowings	$938	$57,281
Weighted average interest rate	1.35%	2.03%

7.	Stockholders’ Equity

During the three month period ended July 3, 2021, the Company repurchased $4.6 million of its Class A Common Stock and none of its Class B Common Stock as Treasury Stock. There were no repurchases of stock during the three-month period ended June 27, 2020. As of July 3, 2021, there are 3.2 million shares or $95.8 million of repurchased stock being held as Treasury Stock. These shares are not considered outstanding.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 3, 2021

8.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended
	July 3,	June 27,
	2021	2020
Service Cost Including Administration	$2,560	$2,574
Interest Cost	1,878	2,251
Expected Return on Plan Assets	(4,276)	(3,567)
Amortization of Prior Service Cost	23	23
Amortization of Net Loss	0	2,224
Net Periodic Benefit Cost	$185	$3,505

There were no contributions made during the three month periods ended July 3, 2021 and June 27, 2020.

9.	Plant Restructuring

The following table summarizes the rollforward of restructuring charges and related asset impairment charges recorded and the accruals established (in thousands):

	Restructuring Payable
	Severance	Other Costs	Total

Balance March 31, 2021	$-	$-	$-
First quarter charge	-	66	66
Cash payments/write offs	-	(66)	(66)
Balance July 03, 2021	$-	$-	$-

	Severance	Other Costs	Total

Balance March 31, 2020	$202	$-	$202
First quarter charge	219	44	263
Cash payments/write offs	(203)	(44)	(247)
Balance June 27, 2020	$218	$-	$218

During the three months ended July 3, 2021, the Company recorded a restructuring charge of $0.1 million mostly related to health cost from a closed plant.

During the three months ended June 27, 2020, the Company recorded a restructuring charge of $0.3 million related to the closing of plants in the Northwest, of which $0.2 million was related to severance and $0.1 million was for lease impairments.

10.	Other Operating Income and Expense

During the three months ended July 3, 2021 the Company recorded a gain from the sale of an aircraft of $1.2 million, a gain from debt forgiveness of $0.5 million on an economic development loan in which the Company met all required milestones and a charge of $0.3 million for a supplemental early retirement plan. The Company also recorded miscellaneous income $0.5 million, partially offset by miscellaneous expenses of $0.4 million. During the three months ended June 27, 2020 the Company recorded a gain on the sale of unused fixed assets of $0.5 million. The Company also recorded a loss of $0.4 million on the disposal of equipment from a sold Northwest plant. These items are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 3, 2021

11.	Recently Issued Accounting Standards

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2019-12 to simplify the accounting for income taxes by removing certain exceptions to the general principles and simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. The new standard became effective for the Company during the first quarter of fiscal year 2022. The adoption of this ASU did not impact the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional guidance for a limited time to ease the potential accounting burden associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. LIBOR is used to determine interest expense related to the Company’s Revolver, which matures in 2026. This update was effective starting March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the effect that ASU 2020-04 will have on our consolidated financial statements and related disclosures.

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the quarter ended July 3, 2021.

SENECA FOODS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 3, 2021

12.	Earnings per Common Share

Earnings per share for the three months ended July 3, 2021 and June 27, 2020 are as follows (in thousands, except per share amounts):

	Three Months Ended
	July 3,	June 27,
	2021	2020

Basic

Net earnings	$14,136	$20,706
Deduct preferred stock dividends paid	6	6

Undistributed net earnings	14,130	20,700
Earnings attributable to participating preferred	54	81

Earnings attributable to common shareholders	$14,076	$20,619

Weighted average common shares outstanding	9,025	9,118

Basic earnings per common share	$1.56	$2.26

Diluted

Earnings attributable to common shareholders	$14,076	$20,619
Add dividends on convertible preferred stock	5	5

Earnings attributable to common stock on a diluted basis	$14,081	$20,624

Weighted average common shares outstanding-basic	9,025	9,118
Additional shares issued related to the equity compensation plan	5	3
Additional shares to be issued under full conversion of preferred stock	67	67

Total shares for diluted	9,097	9,188

Diluted earnings per common share	$1.55	$2.24

13.	Fair Value of Financial Instruments

On a quarterly basis, the Company estimates the fair values for financial instruments that are recorded at carrying value on the Consolidated Condensed Balance Sheets. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Long-term debt, including current portion had a carrying amount of $97.1 million and an estimated fair value of $96.7 million as of July 3, 2021. Long-term debt, including current portion had a carrying amount of $145.0 million and an estimated fair value of $145.3 million as of June 27, 2020. As of March 31, 2021, the carrying amount was $98.6 million and the estimated fair value was $97.2 million. The fair values of all the other financial instruments approximate their carrying value due to their short-term nature.

14.	Income Taxes

The effective tax rate was 24.0% and 23.4% for the three month period ended July 3, 2021 and June 27, 2020 respectively. In fiscal 2021, the effective tax rate was decreased by 1.0% as a result of the accrual of interest income related to a federal refund for the NOL carryback claim filed as a result of the CARES Act. Because a similar amount of interest has not been accrued for in the current year, the rate is effectively increased by 1.0% in fiscal 2022 when compared to the same period of the prior year.  This increase was offset by various insignificant decreases including 0.2% from permanent differences and 0.2% from state income tax rate changes.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

July 3, 2021

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. The Company’s product offerings include canned, frozen and bottled produce and snack chips. Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. The Company’s canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs. The Company also packs canned and frozen vegetables under contract packing agreements.

The Company’s raw product is harvested mainly between June through November.

Impact of the COVID-19 Pandemic:

Business Impact – Commencing at the onset of the pandemic, we implemented a wide range of precautionary measures at our manufacturing facilities and other work locations in response to COVID-19. We have also been working closely with our supply chain partners to ensure that we can continue to provide uninterrupted service. To date, there has been minimal disruption in our supply chain network, including the supply of fruits and vegetables, packaging or other sourced materials. We also continue to work closely with our customers to meet their needs and ensure a consistent supply across our retail partners during this period of high demand.

We continue to monitor the latest guidance from the CDC, FDA and other federal, state and local authorities regarding COVID-19 to ensure our safety protocols remain current to protect our employees, customers, suppliers and other business partners.

Financial Impact to Date – As previously disclosed, the pandemic has to date had a positive impact on our operating results, and significantly improved our net sales, net income, and net cash provided by operating activities in fiscal 2021. For the three months ended July 3, 2021, our net sales decreased when compared to the three months ended June 27, 2020 due to the extraordinary demand for our products that began in March 2020 and carried into the first quarter of fiscal 2021 as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home and work-from-home mandates and recommendations. However, demand for our products remains strong and base business net sales are expected to be in line with pre-pandemic levels, prior to the extraordinary demand and pantry loading at the height of the pandemic.

We continue to incur incremental costs to take the precautionary health and safety measures described above. Most of the incremental costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

Expectations and Risk Factors in Light of the COVID-19 Pandemic –The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others: how long social distancing and stay-at-home and work-from home policies and recommendations remain in effect; whether additional waves of COVID-19 will affect the United States and the rest of North America; our ability to continue to operate our manufacturing facilities, retain a sufficient seasonal workforce, fill open full time positions, maintain our supply chain without material disruption, procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry; the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits; and the extent to which consumers continue to work remotely even after the pandemic subsides and how that may impact consumer habits. We have also seen and expect to continue to see cost inflation for various inputs, including steel, commodities, ingredients, packaging and transportation.

Internal controls over financial reporting have not been impacted by COVID-19. Management is continuously monitoring to ensure controls are effective and properly maintained.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

July 3, 2021

Results of Operations:

Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended
	July 3,	June 27,
	2021	2020
Canned Vegetables	$187,944	$221,018
Frozen Vegetables	22,584	17,833
Fruit Products	15,873	18,861
Snack Products	3,412	2,364
Prepared Foods	-	24,224
Other	5,229	3,865
	$235,042	$288,165

Net sales amounted to $235.0 million for the three months ended July 3, 2021 as compared with $288.2 million for the three months ended June 27, 2020. The overall net sales decrease of $53.2 million, or 18.5%, was primarily due to lower sales volumes, which equated to a $52.7 million decrease and lower selling prices/sales mix representing the remaining $0.5 million of the total decrease.

Canned vegetable sales decreased $33.1 million, as there was extraordinary sales demand during the three months ended June 27, 2020 due to consumer pantry loading that was experienced at the onset of the pandemic. Prepared foods decreased $24.2 million due to exiting the segment in fiscal 2021 after the sale of the prepared foods business. Additionally, there was a $3.0 million decrease in fruit product sales. The decreases to net sales were partially offset by a $4.8 million increase in frozen vegetable sales, a $1.0 million increase in snack product sales, and a $1.3 million increase in other sales.

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended
	July 3,	June 27,
	2021	2020
Gross Margin	14.3%	16.9%

Selling	3.0%	2.8%
Administrative	4.4%	3.5%
Plant Restructuring	0.0%	0.1%
Other Operating Income	-0.6%	-0.1%

Operating Income	7.5%	10.5%

Interest Expense, Net	0.6%	0.6%

Gross margin for the three months ended July 3, 2021 was 14.3% as compared with 16.9% for the three months ended June 27, 2020. The decrease in gross margin for the three months ended July 3, 2021 was due primarily to cost inflation for various inputs, including steel, commodities, ingredients, packaging and transportation as well as a LIFO charge in fiscal 2022 as compared to a LIFO credit in fiscal 2021. The Company’s LIFO charge for the three months ended July 3, 2021 was $2.8 million as compared to a credit of $2.1 million for the three months ended June 27, 2020. The increase in the LIFO reserve over the three months ended July 3, 2021 reflects the projected impact of expected cost increases and an overall inventory quantity increase as compared to fiscal 2021. On an after-tax basis, LIFO decreased net earnings by $2.1 million for the three months ended July 3, 2021 and increased net earnings by $1.6 million for the three months ended June 27, 2020, based on the historical statutory federal income tax rate.

Selling costs as a percentage of net sales for the three months ended July 3, 2021 were 3.0% as compared with 2.8% for the three months ended June 27, 2020. Despite an 18.4% decrease in net sales, selling costs as a percentage of net sales remained relatively consistent given the direct correlation of most of the selling costs with net sales.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

July 3, 2021

Administrative costs as a percentage of net sales for the three months ended July 3, 2021 were 4.4% as compared with 3.5% for the three months ended June 27, 2020. The increase in administrative costs as a percentage of net sales for the three months ended July 3, 2021 is primarily due to decreased sales and the fixed nature of certain administrative expenses.

During the three months ended July 3, 2021 the Company recorded a gain from the sale of an aircraft of $1.2 million, a gain from debt forgiveness of $0.5 million on an economic development loan in which the Company met all required milestones and a charge of $0.3 million for a supplemental early retirement plan. The Company also recorded miscellaneous income $0.5 million, partially offset by miscellaneous expenses of $0.4 million. During the three months ended June 27, 2020 the Company recorded a gain on the sale of unused fixed assets of $0.5 million. The Company also recorded a loss of $0.4 million on the disposal of equipment from a sold Northwest plant. These items are included in Other Operating Income in the Unaudited Condensed Consolidated Statements of Net Earnings.

Interest expense as a percentage of net sales was 0.6% for the three months ended July 3, 2021 and June 27, 2020. During the three months ended July 3, 2021, overall borrowings and interest rates were lower than the previous year’s resulting in lower interest expense, however, net sales also decreased year over year which contributed to interest expenses as a percentage of net sales remaining flat when comparing fiscal 2022 to fiscal 2021.

Income Taxes:

The effective tax rate was 24.0% and 23.4% for the three month period ended July 3, 2021 and June 27, 2020 respectively. In fiscal 2021, the effective tax rate was decreased by 1.0% as a result of the accrual of interest income related to a federal refund for the NOL carryback claim filed as a result of the CARES Act. Because a similar amount of interest has not been accrued for in the current year, the rate is effectively increased by 1.0% in fiscal 2022 when compared to the same period of the prior year.  This increase was offset by various insignificant decreases including 0.2% from permanent differences and 0.2% from state income tax rate changes.

Earnings per Share:

Basic earnings per share were $1.56 and $2.26 for the three months ended July 3, 2021 and June 27, 2020, respectively. Diluted earnings per share were $1.55 and $2.24 for the three months ended July 3, 2021 and June 27, 2020, respectively. For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	July 3,	June 27,	March 31,	March 31,
	2021	2020	2021	2020
Working Capital:
Balance	$358,253	$346,064	$358,169	$401,946
Change in Quarter	84	(55,882)
Long-Term Debt, Less Current Portion	93,092	144,467	94,085	217,081
Operating Lease Obligations, Less Current Portion	30,035	38,634	27,769	42,760
Financing Lease Obligations, Less Current Portion	23,046	22,613	19,232	24,366
Total Stockholders' Equity Per Equivalent
Common Share (see Note below)	64.72	45.01	63.05	42.77
Stockholders' Equity Per Common Share	65.38	45.45	63.68	43.17
Current Ratio	2.78	2.95	3.27	3.69

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 9 of the Notes to Consolidated Financial Statements of the Company’s 2021 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $21.6 million for the three months ended July 3, 2021, compared to $100.3 million for the same period of the prior year, a decrease of $78.7 million. For the first three months of fiscal 2022 as compared to the first three months of fiscal 2021, the reduction in cash provided by operating activities is primarily comprised of decreases in cash provided by inventories, $59.3 million, accounts receivable, $22.8 million, income taxes, $9.0 million, and net earnings, $6.6 million. The increase in cash provided by accounts payable, accrued expenses and other of $18.6 million for the first three months of fiscal 2022 as compared to the first three months of fiscal 2021 partially offset the decreases to cash provided by operating activities.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

July 3, 2021

Cash used in investing activities was $11.8 million for the three months ended July 3, 2021 as compared to $18.3 million for the three months ended June 27, 2020. Additions to property, plant and equipment decreased $6.0 million from $19.2 million during the first quarter of fiscal 2021 to $13.2 million during the first quarter of fiscal 2022. Proceeds from the sale of assets increased $0.5 million from $0.9 million during the first three months of fiscal 2021 to $1.4 million during the first quarter of fiscal 2022.

Cash used in financing activities was $9.8 million for the three months ended July 3, 2021, a decrease of $71.3 million compared to cash used in financing activities for the three months ended June 27, 2020 of $81.1 million. The decrease in cash used in financing activities was primarily driven by the Company paying down substantially all of its Revolver during fiscal 2021. The Company borrowed $21.5 million and paid down $22.5 million of long-term debt during the three months ended July 3, 2021, a net use of cash in financing activities of $1.0 million. By comparison, the Company borrowed $91.9 million and paid down $164.5 million of long-term debt during the three months ended June 27, 2020, a net use of cash in financing activities of $72.6 million. Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal 2022.

On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400.0 million that is seasonally adjusted (the “Revolver”). Maximum borrowings under the Revolver total $300.0 million from April through July and $400.0 million from August through March. The Revolver balance is included in Long-Term Debt in the accompanying Consolidated Balance Sheet due to the Revolver’s March 24, 2026 maturity. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver. The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables the Company packages. The majority of vegetable inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At July 3, 2021, the Company was in compliance with all such financial covenants.

New Accounting Standards

Refer to footnote 11 of the Notes to Condensed Consolidated Financial Statements.

Seasonality

The Company’s revenues typically are highest in the second and third fiscal quarters. This is due, in part, because the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis at the end of each pack cycle, which typically occurs during these quarters. In addition, the Company’s other fruit and vegetable sales exhibit seasonal increases in the third fiscal quarter due to increased retail demand during the holiday season.

Forward-Looking Information

The information contained in this report contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company or its officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including (i) the Company’s anticipated needs for, and the availability of, cash, (ii) the Company’s liquidity and financing plans, (iii) the Company’s ability to successfully integrate acquisitions into its operations, (iv) trends affecting the Company’s financial condition or results of operations, including anticipated sales price levels and anticipated expense levels, in particular higher production, fuel and transportation costs, (v) the Company’s plans for expansion of its business (including through acquisitions) and cost savings, (vi) the impact of competition, and (vii) the potential impact of COVID-19 on our facilities.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

July 3, 2021

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

Critical Accounting Policies

For the three months ended July 3, 2021 and June 27, 2020 the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate lease obligations. There have been no material changes to the Company’s exposure to market risk since March 31, 2021.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 3, 2021, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 1A.

Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the period ended March 31, 2021 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price Paid		Total Number	Maximum Number
	Shares Purchased		per Share		of Shares	(or Approximate
					Purchased as	Dollar Value) of
					Part of Publicly	Shares that May
					Announced	Yet Be Purchased
	Class A	Class B	Class A	Class B	Plans or	Under the Plans or
Period	Common	Common	Common	Common	Programs	Programs
4/01/2021 –
4/30/2021 (1)	13,500	-	49	-	-
5/01/2021 –
5/31/2021	-	-	-	-	-
6/01/2020 –
6/30/2021	65,853	-	$49.81	-	65,853
Total	79,353	-	$49.63	-	65,853	1,434,147

(1) The 13,500 shares were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan 401(k) Retirement Savings Plan to provide employee matching contributions under the plan.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Mine Safety Disclosures None.

Item 5.	Other Information None.

Item 6.	Exhibits

10.1 Supplemental Retirement Agreement between Seneca Foods Corporation and Timothy J. Benjamin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 11, 2021)

31.1 Certification of Paul L. Palmby pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Seneca Foods Corporation
(Company)

/s/ Paul L. Palmby
Paul L. Palmby
President and Chief Executive Officer

August 11, 2021

/s/Timothy J. Benjamin
Timothy J. Benjamin
Chief Financial Officer

August 11, 2021