Form 10-Q
period 2021-10-02
Seneca Foods Corp
filed 2021-11-12
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 2, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The number of shares outstanding of each of the registrant’s classes of common stock at the latest practical date are:

Class	Shares Outstanding at November 1, 2021
Common Stock Class A, $.25 Par	6,969,860
Common Stock Class B, $.25 Par	1,705,938

Seneca Foods Corporation
Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	October 2, 2021	September 26, 2020	March 31, 2021
Assets

Current assets:
Cash and cash equivalents	$11,260	$14,813	$59,837
Accounts receivable, net	135,338	128,242	92,221
Contracts receivable	655	6,551	911
Current assets held for sale	7,427	11,917	8,656
Inventories	608,179	550,704	343,144
Refundable income taxes	15,558	-	8,385
Other current assets	4,850	2,296	3,145
Total current assets	783,267	714,523	516,299
Property, plant and equipment, net	260,165	240,474	248,583
Right-of-use assets operating, net	42,827	51,241	42,193
Right-of-use assets financing, net	37,301	32,165	30,611
Pension assets	62,482	-	62,851
Deferred income tax asset, net	-	8,474	-
Other assets	2,384	19,929	8,811
Total assets	$1,188,426	$1,066,806	$909,348

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$268,908	$230,130	$74,089
Deferred revenue	12,010	7,745	4,287
Accrued vacation	12,153	12,340	11,660
Accrued payroll	19,085	16,866	15,366
Other accrued expenses	31,890	25,021	24,403
Income taxes payable	-	419	-
Current portion of operating lease obligations	15,837	18,476	17,047
Current portion of financing lease obligations	8,273	6,497	6,778
Current portion of long-term debt	4,000	63,111	4,500
Total current liabilities	372,156	380,605	158,130
Long-term debt, less current portion	142,779	109,069	94,085
Operating lease obligations, less current portion	26,953	33,464	27,769
Financing lease obligations, less current portion	23,509	21,900	19,232
Pension liabilities	-	85,001	-
Deferred income tax liability, net	30,512	-	28,306
Other long-term liabilities	6,178	4,715	4,011
Total liabilities	602,087	634,754	331,533
Commitments and contingencies
Stockholders' equity:
Preferred stock	662	681	663
Common stock, $.25 par value per share	3,041	3,041	3,041
Additional paid-in capital	98,558	98,436	98,502
Treasury stock, at cost	(108,507)	(89,482)	(91,198)
Accumulated other comprehensive loss	(19,067)	(79,220)	(19,067)
Retained earnings	611,652	498,596	585,874
Total stockholders' equity	586,339	432,052	577,815
Total liabilities and stockholders’ equity	$1,188,426	$1,066,806	$909,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Net sales	$372,256	$390,294	$607,298	$678,459

Costs and expenses:
Cost of product sold	329,528	341,351	530,947	580,954
Selling, general and administrative	19,136	19,453	36,410	37,598
Plant restructuring charge	47	24	113	287
Other operating loss	1,726	1,780	282	1,635
Total costs and expenses	350,437	362,608	567,752	620,474
Operating income	21,819	27,686	39,546	57,985
Loss from equity investment	7,619	804	7,775	1,480
Other (income)/loss	(2,375)	1,760	(4,751)	2,691
Interest expense, net	1,336	1,404	2,678	3,055
Earnings before income taxes	15,239	23,718	33,844	50,759
Income taxes	3,585	5,613	8,054	11,948
Net earnings	$11,654	$18,105	$25,790	$38,811

Basic earnings per common share	$1.32	$1.98	$2.88	$4.24
Diluted earnings per common share:	$1.31	$1.97	$2.86	$4.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Comprehensive income:
Net earnings	$11,654	$18,105	$25,790	$38,811
Total	$11,654	$18,105	$25,790	$38,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net earnings	$25,790	$38,811
Adjustments to reconcile net earnings to net cash (used in)/provided by operations:
Depreciation & amortization	17,691	16,050
Gain on the sale of assets	(1,911)	(246)
Provision for restructuring	113	287
Loss from equity investment	7,775	1,480
Deferred income taxes	2,206	(602)
Changes in operating assets and liabilities:
Accounts receivable	(42,861)	(17,381)
Inventories	(265,035)	(139,073)
Other current assets	(1,800)	5,098
Income taxes	(7,173)	4,769
Accounts payable, accrued expenses and other	215,238	177,812
Net cash (used in)/provided by operations	(49,967)	87,005
Cash flows from investing activities:
Additions to property, plant and equipment	(28,234)	(27,321)
Proceeds from the sale of assets	4,649	1,025
Net cash used in investing activities	(23,585)	(26,296)
Cash flows from financing activities:
Long-term borrowing	116,008	248,848
Payments on long-term debt	(67,314)	(294,249)
Other assets	(2,639)	(6,950)
Payments on financing leases	(3,759)	(3,072)
Purchase of treasury stock	(17,309)	(1,163)
Dividends	(12)	(12)
Net cash provided by/(used in) financing activities	24,975	(56,598)

Net (decrease) increase in cash and cash equivalents	(48,577)	4,111
Cash and cash equivalents, beginning of the period	59,837	10,702
Cash and cash equivalents, end of the period	$11,260	$14,813

Supplemental disclosures of cash flow information:
Noncash transactions:
Property, plant and equipment purchased under lease obligations	$18,766	$3,681
Property, plant and equipment purchased on account	$1,523	$1,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2022:
Balances, March 31, 2021	$663	$3,041	$98,502	$(91,198)	$(19,067)	$585,874
Net earnings	-	-	-	-	-	14,136
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(4,552)	-	-
Balances, July 3, 2021	$663	$3,041	$98,527	$(95,750)	$(19,067)	$599,998
Second Quarter FY 2022:
Net earnings	-	-	-	-	-	11,654
Equity incentive program	-	-	30	-	-	-
Preferred stock conversion	(1)		1	-	-	-
Purchase treasury stock	-	-	-	(12,757)	-	-
Balances, October 2, 2021	$662	$3,041	$98,558	$(108,507)	$(19,067)	$611,652

First Quarter FY 2021:
Balances, March 31, 2020	$681	$3,041	$98,384	$(88,319)	$(79,220)	$459,797
Net earnings	-	-	-	-	-	20,706
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	28	-	-	-
Balances, June 27, 2020	$681	$3,041	$98,412	$(88,319)	$(79,220)	$480,491
Second Quarter FY 2021:
Net earnings	-	-	-	-	-	18,105
Equity incentive program	-	-	24	-	-	-
Purchase treasury stock	-	-	-	(1,163)	-	-
Balances, September 26, 2020	$681	$3,041	$98,436	$(89,482)	$(79,220)	$498,596

	Preferred Stock				Common Stock
	6% Voting	10% Voting		2003 Series
	Cumulative	Cumulative	Participating	Participating	Class A	Class B
	Callable	Convertible	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.025	Par $0.25	Par $0.25

Shares authorized and designated:
October 2, 2021	200,000	1,400,000	33,756	500	20,000,000	10,000,000
Shares outstanding:
October 2, 2021	200,000	807,240	33,756	500	7,014,873	1,705,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 2, 2021

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of October 2, 2021 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2021 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and six month periods ended October 2, 2021 are not necessarily indicative of the results to be expected for the full year.

For the six months ended October 2, 2021 and September 26, 2020, the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

Additionally, the Company assesses the potential for an other-than-temporary impairment of its equity method investment when impairment indicators are identified. The Company considers all available information, including the recoverability of the investment, the earnings and near-term prospects of the investment, factors related to the industry, amongst others relevant information. If an investment is considered to be impaired and the decline in value is other than temporary, an impairment charge is recorded. During fiscal 2021, the Company recorded an other-than-temporary impairment charge of $9.7 million to its equity method investment representing the difference between the carrying value of the Company’s investment and its proportionate share of the investment’s fair value. During fiscal 2022, the Company recorded an impairment charge of $6.3 million to reduce the carrying value of the investment to $0, as the value of the investment was determined to not be recoverable. The charges were included in “Loss from equity investment” in the Company’s Condensed Consolidated Statements of Net Earnings.

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

	October 2,	September 26,	March 31,
	2021	2020	2021
Property, plant and equipment (net)	$7,427	$11,917	$8,656
Current assets held for sale	$7,427	$11,917	$8,656

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 2, 2021

3.	Revenue Recognition

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Canned vegetables	$299,588	$302,291	$487,532	$523,309
Frozen vegetables	40,850	31,023	63,434	48,856
Fruit products	22,286	23,953	38,159	42,814
Snack products	3,685	3,052	7,097	5,416
Prepared foods	-	24,146	-	48,370
Other	5,847	5,829	11,076	9,694
	$372,256	$390,294	$607,298	$678,459

4.	Inventories

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

As of October 2, 2021 and September 26, 2020, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $140.3 million and $144.7 million, respectively. The Company recorded an increase to cost of products sold of $8.8 million and $2.5 million for the three months ended October 2, 2021 and September 26, 2020, respectively, and an increase to cost of products sold of $11.6 million and $0.4 million for the six months ended October 2, 2021 and September 26, 2020, respectively, to state inventories at LIFO.

The following table shows inventory by category and the related LIFO reserve (in thousands):

	October 2,	September 26,	March 31,
	2021	2020	2021
Finished products	$629,503	$536,015	$317,654
In process	17,810	26,514	25,175
Raw materials and supplies	101,177	132,830	128,987
	748,490	695,359	471,816
Less excess of FIFO cost over LIFO cost	140,311	144,655	128,672
Total inventories	$608,179	$550,704	$343,144

5.	Leases

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
October 2, 2021

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

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Lease cost:
Amortization of right of use asset	$1,546	$1,145	$2,841	$2,331
Interest on lease liabilities	279	278	536	572
Finance lease cost	1,825	1,423	3,377	2,903
Operating lease cost	4,960	6,239	9,960	12,646
Total lease cost	$6,785	$7,662	$13,337	$15,549

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases			$536	$572
Operating cash flows from operating leases			12,248	15,211
Financing cash flows from finance leases			3,759	3,072
			$16,543	$18,855

Right-of-use assets obtained in exchange for new finance lease liabilities			$9,531	$1,122
Right-of-use assets obtained in exchange for new operating lease liabilities			$9,235	$2,559
Weighted-average lease term (years):
Financing leases			4.8	4.9
Operating leases			4.2	3.6
Weighted-average discount rate (percentage):
Financing leases			3.4	4.1
Operating leases			4.2	4.4

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of October 2, 2021 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2022	$6,914	$4,610
2023	15,446	9,220
2024	8,937	7,651
2025	5,110	4,268
2026	2,898	3,179
2027-2033	7,524	5,575
Total minimum payment required	$46,829	$34,503
Less interest	4,039	2,721
Present value of minimum lease payments	42,790	31,782
Amount due within one year	15,837	8,273
Long-term lease obligations	$26,953	$23,509

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 2, 2021

6.	Revolving Credit Facility

On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400.0 million that is seasonally adjusted (the “Revolver”). Maximum borrowings under the Revolver total $300.0 million from April through July and $400.0 million from August through March. The Revolver balance is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to the Revolver’s March 24, 2026 maturity. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver. The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables the Company packages. The majority of vegetable inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

General terms of the Revolver include payment of interest at LIBOR plus a defined spread. The following table illustrates certain quantitative data for Revolver borrowings during fiscal 2022 and fiscal 2021 (in thousands):

	As of:
	October 2,	September 26,
	2021	2020
Outstanding borrowings	$51,679	$62,611
Interest rate	1.33%	1.75%

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Maximum amount of borrowings	$51,679	$68,078	$51,679	$107,967
Average outstanding borrowings	$11,206	$48,733	$5,989	$51,593
Weighted average interest rate	1.29%	1.75%	1.34%	1.98%

7.	Stockholders’ Equity

During the six month period ended October 2, 2021, the Company repurchased 342,472 shares of its Class A Common Stock at a cost of $17.3 million, and are included in Treasury Stock. During the six-month period ended September 26, 2020, the Company repurchased 28,600 shares of its Class A Common Stock at a cost of $1.2 million. The Company did not repurchase any of its Class B Common Stock in either six month interim period. As of October 2, 2021, there are 3.4 million shares or $108.5 million of repurchased stock being held as Treasury Stock. These shares are not considered outstanding.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 2, 2021

8.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Service cost including administration	$2,560	$3,259	$5,121	$6,519
Interest cost	1,878	2,302	3,756	4,605
Expected return on plan assets	(4,276)	(3,510)	(8,553)	(7,021)
Amortization of prior service cost	23	23	46	46
Amortization of net loss	-	2,531	-	5,060
Net periodic benefit cost	$185	$4,605	$370	$9,209

There were no contributions made during the six month periods ended October 2, 2021 and September 26, 2020.

9.	Plant Restructuring

The following table summarizes the rollforward of restructuring charges recorded and the accruals established (in thousands):

	Restructuring Payable
	Severance	Other Costs	Total
Balance March 31, 2021	$-	$-	$-
First quarter charge	-	66	66
Second quarter charge	-	47	47
Cash payments/write offs	-	(113)	(113)
Balance October 2, 2021	$-	$-	$-

	Severance	Other Costs	Total
Balance March 31, 2020	$202	$-	$202
First quarter charge	219	44	263
Second quarter charge	8	16	24
Cash payments/write offs	(399)	(60)	(459)
Balance September 26, 2020	$30	$-	$30

During the three months ended October 2, 2021, the Company recorded a restructuring charge of $0.04 million related to closed plants. During the three months ended July 3, 2021, the Company recorded a restructuring charge of $0.06 million mostly related to health care costs from a closed plant.

During the three months ended September 26, 2020, the Company recorded a restructuring charge of $0.02 million related to closed plants. During the quarter ended June 27, 2020, the Company recorded a restructuring charge of $0.3 million related to the closing of plants in the Northwest, of which $0.2 million was related to severance and $0.1 million was for lease impairments

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 2, 2021

10.	Other Operating Income and Expense

During the three months ended October 2, 2021, the Company recorded a charge of $2.1 million for a supplemental early retirement plan and a gain of $0.8 million from the sale of a plant in the Midwest. The Company also recorded miscellaneous expenses of $0.6 million, partially offset by miscellaneous income of $0.3 million. During the three months ended September 26, 2020 the Company recorded a charge of $1.2 million for a supplemental early retirement plan and a loss of $0.5 million from the sale of unused fixed assets.

During the six months ended October 2, 2021, the Company recorded a charge of $2.4 million for supplemental early retirement plans, which was offset by a gain from the sale of an aircraft of $1.1 million, a gain of $0.8 million from the sale of a plant in the Midwest and a gain from debt forgiveness of $0.5 million on an economic development loan in which the Company met all required milestones. The Company also recorded miscellaneous expenses of $1.0 million, partially offset by miscellaneous income of $0.7 million. During the six months ended September 26, 2020 the Company recorded a charge of $1.2 million for a supplemental early retirement plan, a loss of $0.5 million from the sale of unused fixed assets, and a loss of $0.4 million on the disposal of equipment from a sold Northwest plant partially offset by a gain on the sale of unused fixed assets of $0.5 million

11.	Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments – Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables along with other financial instruments which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a modified-retrospective approach). Effective as of April 1, 2022, the Company will no longer qualify as a smaller reporting company and is therefore no longer eligible for the above-mentioned deferral. The Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of April 1, 2022 and is in the process of assessing the impact, if any, that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2019-12 to simplify the accounting for income taxes by removing certain exceptions to the general principles and simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. The new standard became effective for the Company during the first quarter of fiscal year 2022. The adoption of this ASU did not impact to the Company’s consolidated financial statements and related disclosures.

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

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the six months ended October 2, 2021.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 2, 2021

12.	Earnings per Common Share

Earnings per share for the three and six months ended October 2, 2021 and September 26, 2020 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Basic
Net earnings	$11,654	$18,105	$25,790	$38,811
Deduct preferred stock dividends paid	6	6	12	12
Undistributed net earnings	11,648	18,099	25,778	38,799
Earnings attributable to participating preferred	45	71	99	152
Earnings attributable to common shareholders	$11,603	$18,028	$25,679	$38,647
Weighted average common shares outstanding	8,810	9,095	8,917	9,106

Basic earnings per common share	$1.32	$1.98	$2.88	$4.24

Diluted
Earnings attributable to common shareholders	$11,603	$18,028	$25,679	$38,647
Add dividends on convertible preferred stock	5	5	10	10
Earnings attributable to common stock on a diluted basis	$11,608	$18,033	$25,689	$38,657
Weighted average common shares outstanding-basic	8,810	9,095	8,917	9,106
Additional shares issued related to the equity compensation plan	3	2	3	2
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	8,880	9,164	8,987	9,175

Diluted earnings per common share	$1.31	$1.97	$2.86	$4.21

13.	Fair Value of Financial Instruments

On a quarterly basis, the Company estimates the fair values for financial instruments that are recorded at carrying value on the Consolidated Condensed Balance Sheets. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. The fair value and carrying value of the Company’s long-term debt are as follows (in thousands):

	October 2,	September 26,	March 31,
	2021	2020	2021
Carrying value	$146,779	$172,180	$98,585

Fair value	$146,387	$172,997	$97,226

14.	Income Taxes

The effective tax rate for continuing operations was 23.8% and 23.5% for the six month periods ended October 2, 2021 and September 26, 2020, respectively. The effective tax rate was reduced in the prior year six month interim period by 0.5% due to the receipt of interest related to a federal NOL carryback claim. Because a similar amount of interest has not been received in the current year six month interim period, the rate is effectively increased by 0.5% when compared to the prior year. Additionally, there were decreases in the effective tax rate to date in both fiscal 2022 and fiscal 2021 from the reversal of accrued interest related to uncertain tax benefits that expired during the second fiscal quarter of each year. The interest reversal in fiscal 2022 was smaller than in fiscal 2021, effectively increasing the effective tax rate by 0.2% in fiscal 2022 when compared to the prior period. These increases were offset by various insignificant decreases including 0.2% from permanent differences and 0.2% from state income tax rate changes.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

October 2, 2021

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

Smaller Reporting Company Status:

Management performed the annual public float test as of the last business day of the Company’s second fiscal quarter ended October 2, 2021, and determined that the Company no longer qualifies as a smaller reporting company due to its public float exceeding $250 million. The Company will continue to use the scaled disclosures permitted for a smaller reporting company through its annual report on Form 10-K for the fiscal year ending March 31, 2022. Beginning with the first quarterly report on Form 10-Q in fiscal 2023, the Company will no longer be eligible to rely on the scaled disclosure exemptions applicable to smaller reporting companies. The Company’s status as an accelerated filer was not impacted.

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

The COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or imposed by management, or that the pandemic may otherwise interrupt or impair business activities. The Occupational Safety and Health Administration (OSHA) has been directed to develop a rule requiring each employer with 100 or more employees to ensure its workforce is fully vaccinated or require any workers who remain unvaccinated to produce a negative test result on at least a weekly basis before coming to work. In addition, President Biden has announced an executive order mandating COVID-19 vaccination of U.S. based employees of companies that work on, or in support for, federal contracts. The Company is actively encouraging employees to be vaccinated and has achieved some success in these efforts. The Company also has begun preparing to fulfill its legal obligations under the executive order and the pending OSHA final rule. However, management cannot currently predict the impact that the OSHA rule, if adopted, and executive order would have on our workforce, our ability to secure skilled labor in the future, or the cost of implementation and compliance with such rule and the executive order.

Financial Impact to Date –The pandemic has to date had a positive impact on our operating results, and significantly improved our net sales, net income, and net cash provided by operating activities in fiscal 2021. For the six months ended October 2, 2021, our net sales decreased when compared to the six months ended September 26, 2020 due to the extraordinary demand for our products that began in March 2020 and carried into fiscal 2021 as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home and work-from-home mandates and recommendations. However, demand for our products remains strong and base business net sales are expected to be in line with pre-pandemic levels, prior to the extraordinary demand and pantry loading at the height of the pandemic.

We continue to incur incremental costs to take the precautionary health and safety measures described above. Most of the incremental costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

October 2, 2021

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

Results of Operations:

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Canned vegetables	$299,588	$302,291	$487,532	$523,309
Frozen vegetables	40,850	31,023	63,434	48,856
Fruit products	22,286	23,953	38,159	42,814
Snack products	3,685	3,052	7,097	5,416
Prepared foods	-	24,146	-	48,370
Other	5,847	5,829	11,076	9,694
	$372,256	$390,294	$607,298	$678,459

Three Months Ended October 2, 2021 and September 26, 2020

Net sales amounted to $372.3 million for the three months ended October 2, 2021 as compared with $390.3 million for the three months ended September 26, 2020. The overall net sales decrease of $18.1 million, or 4.6%, was primarily due to lower sales volumes, which equated to a $38.4 million decrease partially offset by higher selling prices/improved sales mix generating a favorable impact of $20.3 million over the prior year quarter.

Prepared foods decreased $24.1 million, all due to volume, as the segment was exited in the third quarter of fiscal 2021 after the sale of the prepared foods business. Canned vegetable sales decreased $2.7 million on reduced sales volumes during the three months ended October 2, 2021 given the extraordinary level of demand in fiscal 2021 due to consumer pantry loading resulting from the COVID-19 pandemic. The canned vegetable sales volume decrease was partially offset by higher selling prices. Additionally, there was a $1.7 million decrease in fruit product sales. Frozen vegetables partially offset the other categorical decreases, increasing by $9.8 million, primarily due to higher sales volumes and to a lesser extent higher selling prices. Additionally, snack products increased by $0.6 million while other sales remained essentially flat over the prior year quarter.

Six Months Ended October 2, 2021 and September 26, 2020

Net sales amounted to $607.3 million for the six months ended October 2, 2021 as compared with $678.5 million for the six months ended September 26, 2020. The overall net sales decrease of $71.2 million, or 10.5%, was primarily due to lower sales volumes, which equated to a $91.2 million decrease partially offset by higher selling prices/improved sales mix generating a favorable impact of $20.0 million over the prior year six month period.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

October 2, 2021

Canned vegetable sales decreased $35.8 million, as there was extraordinary sales demand during the six months ended September 26, 2020 due to consumer pantry loading that was experienced at the onset of the pandemic and continued throughout fiscal 2021. Prepared foods decreased $48.4 million due to exiting the segment in fiscal 2021 after the sale of the prepared foods business. Additionally, there was a $4.7 million decrease in fruit product sales. The decreases to net sales were partially offset by a $14.6 million increase in frozen vegetable sales driven by increased sales volumes, a $1.7 million increase in snack product sales, and a $1.4 million increase in other sales.

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Gross margin	11.5%	12.5%	12.6%	14.4%

Selling	2.3%	1.8%	2.5%	2.2%
Administrative	2.9%	3.2%	3.5%	3.3%
Other operating loss/(income)	0.5%	0.5%	0.0%	0.2%

Operating income	5.9%	7.1%	6.5%	8.5%

Interest expense, net	0.4%	0.4%	0.4%	0.5%

Three Months Ended October 2, 2021 and September 26, 2020

Gross margin: Gross margin for the three months ended October 2, 2021 was 11.5% as compared with 12.5% for the three months ended September 26, 2020. The decrease in gross margin for the three months ended October 2, 2021 was due primarily to cost inflation for various inputs, including steel, commodities, ingredients, packaging and transportation as well as a larger LIFO charge in fiscal 2022 as compared to the fiscal 2021 LIFO charge. The Company’s LIFO charge for the three months ended October 2, 2021 was $8.8 million as compared to a charge of $2.5 million for the three months ended September 26, 2020. The increase in the LIFO reserve over the three months ended October 2, 2021 reflects the projected impact of expected cost increases and an overall inventory quantity increase as compared to fiscal 2021. On an after-tax basis, LIFO decreased net earnings by $6.6 million and $1.9 million for the three months ended October 2, 2021 and September 26, 2020, respectfully, based on the historical statutory federal income tax rate.

Selling: Selling costs as a percentage of net sales for the three months ended October 2, 2021 were 2.3% as compared with 1.8% for the prior year quarter. Selling costs as a percentage of net sales increased in part due to the decrease in net sales and the fixed nature of certain selling expenses. Additionally, the Company incurred increased charges for certain shipping supplies in an effort to mitigate any potential future supply chain interruptions.

Administrative: Administrative costs as a percentage of net sales for the three months ended October 3, 2021 were 2.9% as compared with 3.2% for the prior year quarter. The decrease in administrative costs as a percentage of net sales was due to the sale of the prepared foods business, and the Company no longer incurring the related administrative expenses for that business.

Other operating loss: During the three months ended October 2, 2021, the Company recorded a charge of $2.1 million for a supplemental early retirement plan and a gain of $0.8 million from the sale of a plant in the Midwest. The Company also recorded miscellaneous expenses of $0.6 million, partially offset by miscellaneous income of $0.3 million. During the three months ended September 26, 2020 the Company recorded a charge of $1.2 million for a supplemental early retirement plan and a loss of $0.5 million from the sale of unused fixed assets.

Interest expense: Interest expense as a percentage of net sales was 0.4% for the three months ended October 2, 2021 and September 26, 2020. During the three months ended October 2, 2021, the average borrowings outstanding and weighted average interest rates were lower than the previous year resulting in lower interest expense. However, net sales also decreased year over year which contributed to interest expenses as a percentage of net sales remaining flat when comparing fiscal 2022 to fiscal 2021.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

October 2, 2021

Six Months Ended October 2, 2021 and September 26, 2020

Gross margin: Gross margin for the six months ended October 2, 2021 was 12.6% as compared with 14.4% for the six months ended September 26, 2020. The decrease in gross margin for the six months ended October 2, 2021 was due primarily to cost inflation for various inputs, including steel, commodities, ingredients, packaging and transportation as well as a larger LIFO charge in fiscal 2022 as compared to the fiscal 2021 LIFO charge. The Company’s LIFO charge for the six months ended October 2, 2021 was $11.6 million as compared to a charge of $0.4 million for the six months ended September 26, 2020. The increase in the LIFO reserve over the six months ended October 2, 2021 reflects the projected impact of expected cost increases and an overall inventory quantity increase as compared to fiscal 2021. On an after-tax basis, LIFO decreased net earnings by $8.7 million for the six months ended October 2, 2021 and decreased net earnings by $0.3 million for the six months ended September 26, 2020, based on the historical statutory federal income tax rate.

Selling: Selling costs as a percentage of net sales for the six month period ended October 2, 2021 were 2.5% as compared with 2.2% for the same period of the prior year. Selling costs as a percentage of net sales increased in part due to the decrease in net sales and the fixed nature of certain selling expenses. Additionally, the Company incurred increased charges for certain shipping supplies in an effort to mitigate any potential future supply chain interruptions.

Administrative: For the six month period ended September 26, 2020, administrative costs as a percentage of net sales were 3.5% as compared with 3.3% for the same period of the prior year. Net sales decreased 10.4% for the first six months of fiscal 2022 when compared to the same period in fiscal 2021. While the sale of the Company’s prepared foods business did reduce administrative costs in fiscal 2022, the net sales decrease together with the fixed nature of the administrative expenses caused the percentage of net sales to increase for the six months ended October 2, 2021.

Other operating loss: During the six months ended October 2, 2021, the Company recorded a charge of $2.4 million for supplemental early retirement plans, which was offset by a gain from the sale of an aircraft of $1.2 million, a gain of $0.8 million from the sale of a plant in the Midwest and a gain from debt forgiveness of $0.5 million on an economic development loan in which the Company met all required milestones. The Company also recorded miscellaneous expenses of $1.0 million, partially offset by miscellaneous income of $0.8 million. During the six months ended September 26, 2020 the Company recorded a charge of $1.2 million for a supplemental early retirement plan, a loss of $0.5 million from the sale of unused fixed assets, and a loss of $0.4 million on the disposal of equipment from a sold Northwest plant partially offset by a gain on the sale of unused fixed assets of $0.5 million.

Interest expense: Interest expense as a percentage of net sales was 0.4% and 0.5% for the six months ended October 2, 2021 and September 26, 2020, respectively. During the six months ended October 2, 2021, the average borrowings outstanding and weighted average interest rates were lower than the previous year’s resulting in lower interest expense when comparing fiscal 2022 to fiscal 2021.

Income Taxes:

The effective tax rate for continuing operations was 23.8% and 23.5% for the six month periods ended October 2, 2021 and September 26, 2020, respectively. The effective tax rate was reduced in the prior year six month interim period by 0.5% due to the receipt of interest related to a federal NOL carryback claim. Because a similar amount of interest has not been received in the current year six month interim period, the rate is effectively increased by 0.5% when compared to the prior year. Additionally, there were decreases in the effective tax rate to date in both fiscal 2022 and fiscal 2021 from the reversal of accrued interest related to uncertain tax benefits that expired during the second fiscal quarter of each year. The interest reversal in fiscal 2022 was smaller than in fiscal 2021, effectively increasing the effective tax rate by 0.2% in fiscal 2022 when compared to the prior period. These increases were offset by various insignificant decreases including 0.2% from permanent differences and 0.2% from state income tax rate changes.

Earnings per Share:

Basic earnings per share were $1.32 and $1.98 for the three months ended October 2, 2021 and September 26, 2020 respectively. Diluted earnings per share were $1.31 and $1.97 for the three months ended October 2, 2021 and September 26, 2020 respectively. For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

October 2, 2021

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	October 2,	September 26,	March 31,	March 31,
	2021	2020	2021	2020
Working capital:
Balance	$411,111	$333,918	$358,169	$401,946
Change in quarter	$52,858	$(12,146)
Current portion of long-term debt	$4,000	$63,111	$4,500	$500
Long-term debt, less current portion	$142,779	$109,069	$94,085	$217,081
Operating lease obligations, less current portion	$26,953	$33,464	$27,769	$42,760
Financing lease obligations, less current portion	$23,509	$21,900	$19,232	$24,366
Total stockholders' equity per equivalent common share (1)	66.46	47.00	63.05	42.77

Stockholders' equity per common share	67.16	47.46	63.68	43.17
Current ratio	2.10	1.88	3.27	3.69

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 9 of the Notes to Consolidated Financial Statements of the Company’s 2021 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $50.0 million for the six months ended October 2, 2021, compared to $87.0 million provided by operating activities for the same period of the prior year, a decrease of $137.0 million. For the first six months of fiscal 2022 as compared to the first six months of fiscal 2021, the reduction in cash provided by operating activities is primarily comprised of decreases in cash provided by inventories, $126.0 million, accounts receivable, $25.6 million, income taxes, $11.9 million, and net earnings, $13.0 million. The increase in cash provided by accounts payable, accrued expenses and other of $37.6 million for the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 partially offset the decreases to operating cash flows.

Cash used in investing activities was $23.6 million for the six months ended October 2, 2021 as compared to $26.3 million for the six months ended September 26, 2020. Additions to property, plant and equipment increased $0.9 million from $27.3 million during the first six months of fiscal 2021 to $28.2 million during the same period of fiscal 2022. Proceeds from the sale of assets increased $3.6 million from $1.0 million during the first six months of fiscal 2021 to $4.6 million during the same period of fiscal 2022.

Cash provided by financing activities was $25.0 million for the six months ended October 2, 2021, an increase of $81.6 million compared to cash used in financing activities for the six months ended September 26, 2020 of $56.6 million. The increase in cash from financing activities was primarily driven by the Company borrowing on the Revolver in fiscal 2022 in support of seasonal working capital needs. In fiscal 2021, the Company paid down substantially all of its Revolver given the additional sales as a result of pantry loading due to the COVID-19 pandemic. The Company borrowed $116.0 million and paid down $67.3 million of long-term debt during the six months ended October 2, 2021, a net increase of cash provided by financing activities of $48.7 million. By comparison, the Company borrowed $248.8 million and paid down $294.2 million of long-term debt during the six months ended September 26, 2020, a net use of cash in financing activities of $45.4 million. Other than borrowings under the Revolver, there was no new long-term debt during the first six months of fiscal 2022. Additionally, during fiscal 2022 the Company repurchased $17.3 million of its common stock under a stock repurchase program that was authorized in the first quarter of fiscal 2022. By comparison, the Company repurchased $1.2 million during the six months ended September 26, 2020, an increase in cash used in financing activities of $16.1 million.

On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400.0 million that is seasonally adjusted (the “Revolver”). Maximum borrowings under the Revolver total $300.0 million from April through July and $400.0 million from August through March. The Revolver balance is included in Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet due to the Revolver’s March 24, 2026 maturity. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver. The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables the Company packages. The majority of vegetable inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

October 2, 2021

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At October 2, 2021, the Company was in compliance with all such covenants.

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

October 2, 2021

Critical Accounting Policies

For the six months ended October 2, 2021 and September 26, 2020, the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

The Company uses the lower of cost, determined under the LIFO (last-in, first-out) method, or market, to value substantially all of its inventories. In a high inflation environment that the Company is experiencing, the Company believes that the LIFO method was preferable over the FIFO (first-in, first-out) method because it better compares the cost of current production to current revenue.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 2, 2021, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price
	Shares Purchased		Paid per Share			Maximum Number
Period	Class A Common	Class B Common	Class A Common	Class B Common	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/01/2021 – 7/31/2021 (1)	91,261	-	$52.90	-	79,504
8/01/2021 – 8/31/2021	82,194	-	$51.03	-	82,194
9/01/2020 – 9/30/2021	84,164	-	$47.50	-	84,164
Total	79,353	-	$50.48	-	245,862	1,188,285

(1) Includes 11,757 shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Appointment of New Director

On November 10, 2021, the Board of Directors (the “Board”) of Seneca Foods Corporation (the “Company”) appointed Kraig H. Kayser as a member of the Board to fill a current vacancy resulting from the passing of the Company’s Founder and Chairman, Arthur S. Wolcott. As a result of Mr. Kayser’s appointment, the size of the Board will remain unchanged at nine members and Mr. Kayser will serve in the Class of Directors with a term expiring in 2023.The Board also appointed Mr. Kayser as non-executive Chairman of the Board. Mr. Kayser is the former President and Chief Executive Officer of the Company, serving in this role from 1993 to his retirement from the position in 2020. From 1991 to 1993, he was the Company’s Chief Financial Officer. Additionally, Mr. Kayser previously served as a member of the Company’s Board beginning in 1985 up until to his retirement from the Board in 2020. Mr. Kayser is also a director of Moog Inc. where he serves as Chair of the Audit Committee and a member of the Nominating and Governance Committee. Mr. Kayser is currently serving on the Board of Trustees of Cornell University. He received a B.A. from Hamilton College and an M.B.A. from Cornell University.

There are no arrangements or understandings between Mr. Kayser and any other persons pursuant to which he was appointed a director of the Company.

There are no family relationships between Mr. Kayser and any director or executive officer of the Company. Mr. Kayser has not had a direct or indirect material interest in any transaction since the beginning of the Company’s last fiscal year, or in any currently proposed transaction, involving an amount in excess of $120,000 which be reportable under Item 404(a) of Regulation S-K other than (i) his prior employment relationship with the Company and any compensation and benefits in connection with his retirement as disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020 and (ii) certain surviving spouse benefits paid to Mr. Kayser’s mother under a supplemental pension arrangement relating to her husband’s prior service with the Company.

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

Seneca Foods Corporation
(Company)

/s/Paul L. Palmby
Paul L. Palmby
President and Chief Executive Officer

November 12, 2021

/s/Timothy J. Benjamin
Timothy J. Benjamin
Chief Financial Officer

November 12, 2021