Form 10-Q
period 2022-01-01
Seneca Foods Corp
filed 2022-02-10
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 1, 2022

TRANSITION REPORT UNDER SECTION 13 OR 15(d)
☐	OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The number of shares outstanding of each of the registrant’s classes of common stock at the latest practical date are:

Class	Shares Outstanding at February 1, 2022
Common Stock Class A, $.25 Par	6,736,047
Common Stock Class B, $.25 Par	1,705,938

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	Unaudited	Unaudited
	January 1, 2022	December 26, 2020	March 31, 2021
Assets

Current assets:
Cash and cash equivalents	$11,011	$14,149	$59,837
Accounts receivable, net	80,361	95,439	92,221
Contracts receivable	878	1,207	911
Current assets held for sale	8,930	11,375	8,656
Inventories	481,978	410,927	343,144
Refundable income taxes	14,088	-	8,385
Other current assets	7,931	2,681	3,145
Total current assets	605,177	535,778	516,299
Property, plant and equipment, net	258,204	225,500	248,583
Right-of-use assets operating, net	38,442	47,183	42,193
Right-of-use assets financing, net	35,968	31,331	30,611
Pension assets	62,690	-	62,851
Other assets	1,878	18,749	8,811
Total assets	$1,002,359	$858,541	$909,348

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$111,323	$98,840	$74,089
Deferred revenue	12,199	7,548	4,287
Accrued vacation	11,951	11,023	11,660
Accrued payroll	9,885	9,992	15,366
Other accrued expenses	27,472	26,957	24,403
Income taxes payable	-	4,274	-
Current portion of operating lease obligations	14,736	18,327	17,047
Current portion of financing lease obligations	8,375	6,608	6,778
Current portion of long-term debt	4,000	4,500	4,500
Total current liabilities	199,941	188,069	158,130
Long-term debt, less current portion	123,808	94,077	94,085
Operating lease obligations, less current portion	24,533	30,436	27,769
Financing lease obligations, less current portion	21,587	20,546	19,232
Pension liabilities	-	12,641	-
Deferred income tax liability, net	32,361	4,999	28,306
Other long-term liabilities	5,575	4,240	4,011
Total liabilities	407,805	355,008	331,533
Commitments and contingencies
Stockholders' equity:
Preferred stock	644	678	663
Common stock, $.25 par value per share	3,041	3,041	3,041
Additional paid-in capital	98,608	98,462	98,502
Treasury stock, at cost	(118,977)	(90,473)	(91,198)
Accumulated other comprehensive loss	(19,067)	(79,220)	(19,067)
Retained earnings	630,305	571,045	585,874
Total stockholders' equity	594,554	503,533	577,815
Total liabilities and stockholders’ equity	$1,002,359	$858,541	$909,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020

Net sales	$445,593	$484,392	$1,052,891	$1,162,851

Costs and expenses:
Cost of product sold	400,608	406,688	931,555	987,642
Selling, general and administrative	21,032	22,613	57,442	60,211
Plant restructuring (credit)/charge	(110)	(118)	3	169
Other operating loss/(income)	399	(35,351)	681	(33,716)
Total costs and expenses	421,929	393,832	989,681	1,014,306
Operating income	23,664	90,560	63,210	148,545
(Income)/loss from equity investment	-	(728)	7,775	752
Other (income)/loss	(2,218)	(234)	(6,969)	2,457
Interest expense, net	1,505	1,531	4,183	4,586
Earnings before income taxes	24,377	89,991	58,221	140,750
Income taxes	5,713	17,531	13,767	29,479
Net earnings	$18,664	$72,460	$44,454	$111,271

Basic earnings per common share	$2.16	$7.96	$5.02	$12.18
Diluted earnings per common share:	$2.14	$7.90	$4.98	$12.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020

Comprehensive income:
Net earnings	$18,664	$72,460	$44,454	$111,271
Total	$18,664	$72,460	$44,454	$111,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	January 1, 2022	December 26, 2020
Cash flows from operating activities:
Net earnings	$44,454	$111,271
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation & amortization	27,048	24,302
Gain on the sale of assets	(1,635)	(35,976)
Provision for restructuring	3	169
Loss from equity investment	7,775	752
Deferred income taxes	4,055	12,871
Changes in operating assets and liabilities:
Accounts receivable	11,893	20,766
Inventories	(138,834)	704
Other current assets	(4,786)	4,658
Income taxes	(5,703)	8,624
Accounts payable, accrued expenses and other	44,645	(45,051)
Net cash (used in)/provided by operating activities	(11,085)	103,090
Cash flows from investing activities:
Additions to property, plant and equipment	(36,437)	(40,167)
Proceeds from the sale of assets	4,773	72,782
Net cash (used in)/provided by investing activities	(31,664)	32,615
Cash flows from financing activities:
Long-term borrowing	278,106	468,181
Payments on long-term debt	(248,383)	(587,185)
Other assets	(2,206)	(6,407)
Payments on financing leases	(5,803)	(4,681)
Purchase of treasury stock	(27,779)	(2,154)
Dividends	(12)	(12)
Net cash used in financing activities	(6,077)	(132,258)

Net (decrease)/increase in cash and cash equivalents	(48,826)	3,447
Cash and cash equivalents, beginning of the period	59,837	10,702
Cash and cash equivalents, end of the period	$11,011	$14,149

Supplemental disclosures of cash flow information:
Noncash transactions:
Property, plant and equipment purchased under lease obligations	$18,713	$5,214
Property, plant and equipment purchased on account	$2,229	$975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2022:
Balances, March 31, 2021	$663	$3,041	$98,502	$(91,198)	$(19,067)	$585,874
Net earnings	-	-	-	-	-	14,136
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(4,552)	-	-
Balances, July 3, 2021	$663	$3,041	$98,527	$(95,750)	$(19,067)	$599,998
Second Quarter FY 2022:
Net earnings	-	-	-	-	-	11,654
Equity incentive program	-	-	30	-	-	-
Preferred stock conversion	(1)	-	1	-	-	-
Purchase treasury stock	-	-	-	(12,757)	-	-
Balances, October 2, 2021	$662	$3,041	$98,558	$(108,507)	$(19,067)	$611,652
Third Quarter FY 2022:
Net earnings	-	-	-	-	-	18,664
Cash dividends declared on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	32	-	-	-
Preferred stock conversion	(18)	-	18	-	-	-
Purchase treasury stock	-	-	-	(10,470)	-	-
Balances, January 1, 2022	$644	$3,041	$98,608	$(118,977)	$(19,067)	$630,305

First Quarter FY 2021:
Balances, March 31, 2020	$681	$3,041	$98,384	$(88,319)	$(79,220)	$459,797
Net earnings	-	-	-	-	-	20,706
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	28	-	-	-
Balances, June 27, 2020	$681	$3,041	$98,412	$(88,319)	$(79,220)	$480,491
Second Quarter FY 2021:
Net earnings	-	-	-	-	-	18,105
Equity incentive program	-	-	24	-	-	-
Purchase treasury stock	-	-	-	(1,163)	-	-
Balances, September 26, 2020	$681	$3,041	$98,436	$(89,482)	$(79,220)	$498,596
Third Quarter FY 2021:
Net earnings	-	-	-	-	-	72,460
Cash dividends declared on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	23	-	-	-
Preferred stock conversion	(3)	-	3	-	-	-
Purchase treasury stock	-	-	-	(991)	-	-
Balances, December 26, 2020	$678	$3,041	$98,462	$(90,473)	$(79,220)	$571,045

	Preferred Stock				Common Stock
	6% Voting	10% Voting		2003 Series
	Cumulative	Cumulative	Participating	Participating	Class A	Class B
	Callable	Convertible	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.025	Par $0.25	Par $0.25

Shares authorized and designated:
January 1, 2022	200,000	1,400,000	32,256	500	20,000,000	10,000,000
Shares outstanding:
January 1, 2022	200,000	807,240	32,256	500	6,805,800	1,705,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 1, 2022

1.	Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of Seneca Foods Corporation (the “Company”) as of January 1, 2022 and results of its operations and its cash flows for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. The March 31, 2021 balance sheet was derived from the audited consolidated financial statements.

The results of operations for the three and nine month periods ended January 1, 2022 are not necessarily indicative of the results to be expected for the full year.

For the nine months ended January 1, 2022 and December 26, 2020, the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

Additionally, the Company assesses the potential for an other-than-temporary impairment of its equity method investment when impairment indicators are identified. The Company considers all available information, including the recoverability of the investment, the earnings and near-term prospects of the investment, factors related to the industry, amongst others relevant information. If an investment is considered to be impaired and the decline in value is other than temporary, an impairment charge is recorded. During fiscal 2021, the Company recorded an other-than-temporary impairment charge of $9.7 million to its equity method investment representing the difference between the carrying value of the Company’s investment and its proportionate share of the investment’s fair value. During fiscal 2022, the Company recorded an impairment charge of $6.3 million to reduce the carrying value of the investment to $0, as the value of the investment was determined to not be recoverable. The charges were included in “(Income)/loss from equity investment” in the Company’s Condensed Consolidated Statements of Net Earnings.

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

The Company classifies its assets as held for sale at the time management commits to a plan to sell the asset, the asset is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain assets may be classified as held for sale for more than one year as the Company continues to actively market the assets. The Company has certain non-operating assets in the Midwest in addition to non-operating facilities and equipment in the Pacific Northwest that meet the criteria to be classified as held for sale and are recorded at the lower of carrying value or fair value less costs to sell. The following table presents information related to the major classes of assets that were classified as held for sale in our Condensed Consolidated Balance Sheets (in thousands):

		As of:
	January 1,	December 26,	March 31,
	2022	2020	2021
Property, plant and equipment (net)	$8,930	$11,375	$8,656
Current assets held for sale	$8,930	$11,375	$8,656

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 1, 2022

3.	Revenue Recognition

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Canned vegetables	$373,205	$394,492	$860,737	$917,801
Frozen vegetables	32,305	27,281	95,739	76,137
Fruit products	30,192	30,722	68,351	73,536
Snack products	2,550	2,778	9,647	8,194
Prepared foods	-	23,496	-	71,866
Other	7,341	5,623	18,417	15,317
	$445,593	$484,392	$1,052,891	$1,162,851

4.	Inventories

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

As of January 1, 2022 and December 26, 2020, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $159.3 million and $140.0 million, respectively. In order to state inventories at LIFO, the Company recorded an increase to cost of products sold of $19.0 million for the three months ended January 1, 2022 as compared to a decrease to cost of products sold of $4.7 million for the three months ended December 26, 2020. For the nine months ended January 1, 2022, the Company recorded an increase to cost of products sold of $30.7 million as compared to a decrease to cost of products sold of $4.3 million for the nine months ended December 26, 2020.

The following table shows inventory by category and the related LIFO reserve (in thousands):

		As of:
	January 1,	December 26,	March 31,
	2022	2020	2021
Finished products	$515,225	$421,987	317,654
In process	26,468	38,552	25,175
Raw materials and supplies	99,611	90,387	128,987
	641,304	550,926	471,816
Less excess of FIFO cost over LIFO cost	159,326	139,999	128,672
Total inventories	$481,978	$410,927	$343,144

5.	Leases

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
January 1, 2022

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

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Lease cost:
Amortization of right of use asset	$1,557	$1,200	$4,398	$3,531
Interest on lease liabilities	263	271	799	843
Finance lease cost	1,820	1,471	5,197	4,374
Operating lease cost	4,739	5,832	14,699	18,478
Total lease cost	$6,559	$7,303	$19,896	$22,852

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases			$799	$843
Operating cash flows from operating leases			15,917	19,833
Financing cash flows from finance leases			5,803	4,681
			$22,519	$25,357

Right-of-use assets obtained in exchange for new finance lease liabilities			$9,754	$1,489
Right-of-use assets obtained in exchange for new operating lease liabilities			$8,959	$3,725
Weighted-average lease term (years):
Financing leases			4.6	4.7
Operating leases			4.2	3.5
Weighted-average discount rate (percentage):
Financing leases			3.4	4.1
Operating leases			4.2	4.4

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of January 1, 2022 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2022	$3,120	$2,314
2023	15,254	9,255
2024	8,959	7,686
2025	5,119	4,302
2026	2,902	3,215
2027-2033	7,512	5,670
Total minimum payment required	$42,866	$32,442
Less interest	3,597	2,480
Present value of minimum lease payments	39,269	29,962
Amount due within one year	14,736	8,375
Long-term lease obligations	$24,533	$21,587

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 1, 2022

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

General terms of the Revolver include payment of interest at LIBOR plus a defined spread. The following table illustrates certain quantitative data for Revolver borrowings during fiscal 2022 and fiscal 2021 (in thousands):

	As of:
	January 1,	December 26,
	2022	2020
Outstanding borrowings	$33,711	$-
Weighted average interest rate	1.35%	0.00%

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Maximum amount of borrowings	$54,264	$81,052	$54,264	$107,967
Average outstanding borrowings	$37,112	$32,099	$16,250	$45,022
Weighted average interest rate	1.34%	1.87%	1.34%	2.92%

7.	Stockholders’ Equity

During the nine month period ended January 1, 2022, the Company repurchased 557,311 shares of its Class A Common Stock at a cost of $27.8 million, and are included in Treasury Stock. During the nine-month period ended December 26, 2020, the Company repurchased 27,600 shares of its Class A Common Stock at a cost of $2.2 million. The Company did not repurchase any of its Class B Common Stock in either nine month interim period. As of January 1, 2022, there are 3.7 million shares or $119.0 million of repurchased stock being held as Treasury Stock. These shares are not considered outstanding.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 1, 2022

8.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Service cost including administration	$2,377	$923	$7,131	$7,442
Interest cost	1,930	2,302	5,791	6,907
Expected return on plan assets	(4,276)	(4,814)	(12,829)	(11,835)
Amortization of prior service cost	23	22	68	68
Amortization of net loss	-	2,257	-	7,317
Net periodic benefit cost	$54	$690	$161	$9,899

There were no pension contributions made during the nine months ended January 1, 2022. During the nine months ended December 26, 2020, the Company made a pension contribution of $73.0 million on December 14, 2020 to offset declines in plan assets that had occurred as of the previous measurement date of March 31, 2020 due to a COVID-19 induced deterioration in market conditions and also to avoid variable rate PBGC premiums.

9.	Plant Restructuring

The following table summarizes the rollforward of restructuring charges recorded and the accruals established (in thousands):

	Restructuring Payable
	Severance	Other Costs	Total
Balance March 31, 2021	$-	$-	$-
First quarter charge	-	66	66
Second quarter charge	-	47	47
Third quarter charge		(110)	(110)
Cash payments/write offs	-	(3)	(3)
Balance January 1, 2022	$-	$-	$-

	Severance	Other Costs	Total
Balance March 31, 2020	$202	$-	$202
First quarter charge	219	44	263
Second quarter charge	8	16	24
Third quarter charge	-	(118)	(118)
Cash payments/write offs	(429)	58	(371)
Balance December 26, 2020	$-	$-	$-

During the three months and nine months ended January 1, 2022 and December 26, 2020, the Company incurred restructuring charges primarily related to plants that were closed in previous periods, including severance, health care costs, and lease impairments, amongst other minor charges.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 1, 2022

10.	Other Operating Income and Expense

During the three months ended January 1, 2022, the Company recorded a charge of $0.5 million for various miscellaneous expenses related to properties that are held for sale. The Company also recorded miscellaneous income of $0.1 million. During the three months ended December 26, 2020, the Company completed the sale of its prepared foods business to an unaffiliated buyer who was not a previous customer. The Company recorded a gain on the sale of the prepared food business of $35.7 million. Additionally, the Company recorded a loss on the sale of unused fixed assets of $0.3 million.

During the nine months ended January 1, 2022, the Company recorded a charge of $2.4 million for supplemental early retirement plans and a charge $0.5 million for various expenses related to properties that are held for sale. These expenses were partially offset by a gain from the sale of an aircraft of $1.2 million, a gain of $0.8 million from the sale of a plant in the Midwest, and a gain from debt forgiveness of $0.5 million on an economic development loan in which the Company met all required milestones. The Company also recorded miscellaneous expenses of $0.3 million. On December 18, 2020, the Company completed the sale of its prepared foods business to an unaffiliated buyer who was not a previous customer. The Company recorded a gain on the sale of the prepared food business of $35.7 million. Additionally during the nine months ended December 26, 2020, the Company recorded a loss of $0.4 million on the disposal of equipment from a sold Northwest plant and a loss on the sale of unused fixed assets of $0.4 million. The Company also recorded a charge of $1.2 million for a supplemental early retirement plan.

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

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the nine months ended January 1, 2022.

SENECA FOODS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 1, 2022

12.	Earnings per Common Share

Earnings per share for the three and nine months ended January 1, 2022 and December 26, 2020 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Basic
Net earnings	$18,664	$72,460	$44,454	$111,271
Deduct preferred stock dividends paid	6	6	17	17
Undistributed net earnings	18,658	72,454	44,437	111,254
Earnings attributable to participating preferred	72	285	171	437
Earnings attributable to common shareholders	$18,586	$72,169	$44,266	$110,817

Weighted average common shares outstanding	8,603	9,071	8,813	9,095

Basic earnings per common share	$2.16	$7.96	$5.02	$12.18

Diluted
Earnings attributable to common shareholders	$18,586	$72,169	$44,266	$110,817
Add dividends on convertible preferred stock	5	5	15	15
Earnings attributable to common stock on a diluted basis	$18,591	$72,174	$44,281	$110,832

Weighted average common shares outstanding-basic	8,603	9,071	8,813	9,095
Additional shares issued related to the equity compensation plan	4	2	4	2
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	8,674	9,140	8,884	9,164

Diluted earnings per common share	$2.14	$7.90	$4.98	$12.09

13.	Fair Value of Financial Instruments

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

		As of:
	January 1,	December 26,	March 31,
	2022	2020	2021
Carrying value	$127,808	$98,577	$98,585
Fair value	$127,371	$99,225	$97,226

14.	Income Taxes

The effective tax rate for continuing operations was 23.6% and 20.9% for the nine months ended January 1, 2022 and December 26, 2020, respectively. The effective tax rate was reduced in fiscal 2021 by 3.2% as a result of the receipt of interest related to a federal NOL carryback claim. Because a similar amount of interest has not been received in fiscal 2022, the rate is effectively increased by 3.2% when compared to the prior year period. The overall effective tax rate increase was offset primarily by a 0.4% decrease in the tax rate resulting from federal credits and incentives.  The dollar amount of the credits and incentives did not change significantly, however, the projected pre-tax income decreased in fiscal 2022 as compared to fiscal 2021 resulting in the credits and incentives having a larger impact on the tax rate in fiscal 2022.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
January 1, 2022

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

Impact of the COVID-19 Pandemic:

Business Impact – Commencing at the onset of the pandemic, we implemented a wide range of precautionary measures at our manufacturing facilities and other work locations in response to COVID-19. We have also been working closely with our supply chain partners to ensure that we can continue to provide uninterrupted service. To date, there has been minimal disruption in our supply chain network, including the supply of fruits and vegetables, packaging or other sourced materials. We also continue to work closely with our customers to meet their needs and ensure a consistent supply across our retail partners.

We continue to monitor the latest guidance from the CDC, FDA and other federal, state and local authorities regarding COVID-19 to ensure our safety protocols remain current to protect our employees, customers, suppliers and other business partners.

The COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or required by governmental authorities or imposed by management, or that the pandemic may otherwise interrupt or impair business activities. The Company is actively encouraging employees to be vaccinated against COVID-19 and has achieved some success in these efforts. If a vaccination mandate is established by the government, management cannot currently predict the impact that requiring vaccination would have on our workforce, our ability to secure skilled labor in the future, or the cost of implementation and compliance with such rule, if put into effect.

Financial Impact to Date –The pandemic has to date had a positive impact on our operating results, and significantly improved our net sales, net income, and net cash provided by operating activities in fiscal 2021. For the nine months ended January 1, 2022, our net sales decreased when compared to the nine months ended December 26, 2020 due to the extraordinary demand for our products that began in March 2020 and carried into fiscal 2021 as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home and work-from-home mandates and recommendations. However, demand for our products remains strong and base business net sales are expected to be in line with pre-pandemic levels, prior to the extraordinary demand and pantry loading at the height of the pandemic. We continue to incur incremental costs to take the precautionary health and safety measures described above. Most of the incremental costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

Expectations and Risk Factors in Light of the COVID-19 Pandemic –The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others: how long social distancing and stay-at-home and work-from home policies and recommendations remain in effect; whether additional variants of COVID-19 will affect the United States and the rest of North America; our ability to continue to operate our manufacturing facilities, retain a sufficient seasonal workforce, fill open full time positions, maintain our supply chain without material disruption, procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry; the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits; and the extent to which consumers continue to work remotely even after the pandemic subsides and how that may impact consumer habits. We have also seen and expect to continue to see cost inflation for various inputs, including steel, commodities, ingredients, packaging and transportation.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
January 1, 2022

Internal controls over financial reporting have not been impacted by COVID-19. Management is continuously monitoring to ensure controls are effective and properly maintained.

Results of Operations:

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Canned vegetables	$373,205	$394,492	$860,737	$917,801
Frozen vegetables	32,305	27,281	95,739	76,137
Fruit products	30,192	30,722	68,351	73,536
Snack products	2,550	2,778	9,647	8,194
Prepared foods	-	23,496	-	71,866
Other	7,341	5,623	18,417	15,317
	$445,593	$484,392	$1,052,891	$1,162,851

Three Months Ended January 1, 2022 and December 26, 2020

Net sales amounted to $445.6 million for the three months ended January 1, 2022 as compared with $484.4 million for the three months ended December 26, 2020. The overall net sales decrease of $38.8 million, or 8.0%, was primarily due to lower sales volumes, which equated to a $63.5 million decrease partially offset by higher selling prices/improved sales mix generating a favorable impact of $24.7 million over the prior year quarter.

Prepared foods decreased $23.5 million, all due to volume, as the segment was exited in the third quarter of fiscal 2021 after the sale of the prepared foods business. Canned vegetable sales decreased $21.3 million on reduced sales volumes during the three months ended January 1, 2022 given the extraordinary level of demand in fiscal 2021 due to consumer pantry loading resulting from the COVID-19 pandemic. The canned vegetable sales volume decrease was partially offset by higher selling prices. Additionally, there were slight decreases of $0.5 million and $0.2 million in fruit and snack product sales, respectively. Frozen vegetables partially offset the aforementioned categorical decreases, increasing by $5.0 million, primarily due to higher sales volumes partially offset by lower selling prices/unfavorable sales mix, and other sales also increased by $1.7 million.

Nine Months Ended January 1, 2022 and December 26, 2020

Net sales amounted to $1,052.9 million for the nine months ended January 1, 2022 as compared with $1,162.9 million for the nine months ended December 26, 2020. The overall net sales decrease of $110.0 million, or 9.5%, was primarily due to lower sales volumes, which equated to a $155.1 million decrease partially offset by higher selling prices/improved sales mix generating a favorable impact of $45.1 million over the prior year interim period.

Canned vegetable sales decreased $57.1 million, as there was extraordinary sales demand during the nine months ended December 26, 2020 due to consumer pantry loading that was experienced at the onset of the pandemic and continued throughout fiscal 2021. Prepared foods decreased $71.2 million due to exiting the segment in fiscal 2021 after the sale of the prepared foods business. Additionally, there was a $5.2 million decrease in fruit product sales. The noted decreases to net sales were partially offset by a $19.6 million increase in frozen vegetable sales driven by increased sales volumes, a $1.5 million increase in snack product sales, and a $3.1 million increase in other sales.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
January 1, 2022

Operating Income:

The following table presents components of operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Gross margin	10.1%	16.0%	11.5%	15.1%
Selling	2.3%	2.2%	2.5%	2.2%
Administrative	2.4%	2.5%	3.0%	3.0%
Other operating loss/(income)	0.1%	-7.3%	0.1%	-2.9%
Operating income	5.3%	18.7%	6.0%	12.8%
Interest expense, net	0.3%	0.3%	0.4%	0.4%

Three Months Ended January 1, 2022 and December 26, 2020

Gross margin: Gross margin for the three months ended January 1, 2022 was 10.1% as compared with 16.0% for the three months ended December 26, 2020. The decrease in gross margin for the three months ended January 1, 2022 was due primarily to cost inflation for various inputs, including steel, commodities, ingredients, packaging and transportation as well as a large LIFO charge in fiscal 2022 as compared to a LIFO credit in fiscal 2021 LIFO. The Company’s LIFO charge for the three months ended January 1, 2022 was $19.0 million as compared to a credit of $4.7 million for the three months ended December 26, 2020. The increase in the LIFO reserve over the three months ended January 1, 2022 reflects the projected impact of expected cost increases and an overall inventory quantity increase as compared to fiscal 2021. On an after-tax basis, LIFO decreased net earnings by $14.3 million for the three months ended January 1, 2022 and increased net earnings by $3.5 million for the three months ended December 26, 2020, based on the historical statutory federal income tax rate.

Selling: Selling costs as a percentage of net sales for the three months ended January 1, 2022 were 2.3% as compared with 2.2% for the prior year quarter. Selling costs as a percentage of net sales increased in part due to the decrease in net sales and the fixed nature of certain selling expenses.

Administrative: Administrative costs as a percentage of net sales for the three months ended January 1, 2022 were 2.4% as compared with 2.5% for the prior year quarter. The decrease in administrative costs as a percentage of net sales was due to the sale of the prepared foods business, and the Company no longer incurring the related administrative expenses for that business.

Other Operating Loss: During the three months ended January 1, 2022, the Company recorded a charge of $0.5 million for various miscellaneous expenses related to properties that are held for sale. The Company also recorded miscellaneous income of $0.1 million. During the three months ended December 26, 2020, the Company completed the sale of its prepared foods business to an unaffiliated buyer who was not a previous customer. The Company recorded a gain on the sale of the prepared food business of $35.7 million. Additionally, the Company recorded a loss on the sale of unused fixed assets of $0.3 million.

Interest Expense: Interest expense as a percentage of net sales was 0.3% for the three months ended January 1, 2022 and December 26, 2020. During the three months ended January 1, 2022, the weighted average interest rate was lower than the previous year, however average borrowings were slightly higher in fiscal year 2022. The net impact resulted in interest expense being down slightly in fiscal 2022. Net sales also decreased year over year which contributed to interest expenses as a percentage of net sales remaining flat when comparing fiscal 2022 to fiscal 2021.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
January 1, 2022

Nine Months Ended January 1, 2022 and December 26, 2020

Gross margin: Gross margin for the nine months ended January 1, 2022 was 11.5% as compared with 15.1% for the nine months ended December 26, 2020. The decrease in gross margin for the nine months ended January 1, 2022 was due primarily to cost inflation for various inputs, including steel, commodities, ingredients, packaging and transportation as well as a large LIFO charge in fiscal 2022 as compared to a LIFO credit in fiscal 2021 LIFO. The Company’s LIFO charge for the nine months ended January 1, 2022 was $30.7 million as compared to a credit of $4.3 million for the nine months ended December 26, 2020. The increase in the LIFO reserve over the nine months ended January 1, 2022 reflects the projected impact of expected cost increases and an overall inventory quantity increase as compared to fiscal 2021. On an after-tax basis, LIFO decreased net earnings by $23.0 million for the nine months ended January 1, 2022 and increased net earnings by $3.2 million for the nine months ended December 26, 2020, based on the historical statutory federal income tax rate.

Selling: Selling costs as a percentage of net sales for the nine month period ended January 1, 2022 were 2.5% as compared with 2.2% for the same period of the prior year. Selling costs as a percentage of net sales increased in part due to the decrease in net sales and the fixed nature of certain selling expenses. Additionally, the Company incurred increased charges for certain shipping supplies in an effort to mitigate any potential future supply chain interruptions.

Administrative: Administrative costs as a percentage of net sales were 3.0% for the nine month periods ended January 1, 2022 and December 26, 2020. The sale of the Company’s prepared foods business reduced administrative costs for the first nine months of fiscal 2022 when compared to the same period in fiscal 2021. However, net sales also decreased over the same time period and caused administrative expenses as a percentage of net sales to remain flat year over year.

Other Operating Loss: During the nine months ended January 1, 2022, the Company recorded a charge of $2.4 million for supplemental early retirement plans and a charge $0.5 million for various expenses related to properties that are held for sale. These expenses were partially offset by a gain from the sale of an aircraft of $1.2 million, a gain of $0.8 million from the sale of a plant in the Midwest, and a gain from debt forgiveness of $0.5 million on an economic development loan in which the Company met all required milestones. The Company also recorded miscellaneous expenses of $0.3 million. On December 18, 2020, the Company completed the sale of its prepared foods business to an unaffiliated buyer who was not a previous customer. The Company recorded a gain on the sale of the prepared food business of $35.7 million. Additionally during the nine months ended December 26, 2020, the Company recorded a loss of $0.4 million on the disposal of equipment from a sold Northwest plant and a loss on the sale of unused fixed assets of $0.4 million. The Company also recorded a charge of $1.2 million for a supplemental early retirement plan.

Interest Expense: Interest expense as a percentage of net sales was 0.4% for the nine months ended January 1, 2022 and December 26, 2020. During the nine months ended January 1, 2022, the weighted average interest rate and average borrowings were lower than the previous year resulting in lower interest expense in fiscal 2022. Net sales also decreased year over year which contributed to interest expenses as a percentage of net sales remaining flat when comparing fiscal 2022 to fiscal 2021.

Income Taxes:

The effective tax rate for continuing operations was 23.6% and 20.9% for the nine months ended January 1, 2022 and December 26, 2020, respectively. The effective tax rate was reduced in fiscal 2021 by 3.2% as a result of the receipt of interest related to a federal NOL carryback claim. Because a similar amount of interest has not been received in fiscal 2022, the rate is effectively increased by 3.2% when compared to the prior year period. The overall effective tax rate increase was offset primarily by a 0.4% decrease in the tax rate resulting from federal credits and incentives.  The dollar amount of the credits and incentives did not change significantly, however, the projected pre-tax income decreased in fiscal 2022 as compared to fiscal 2021 resulting in the credits and incentives having a larger impact on the tax rate in fiscal 2022.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
January 1, 2022

Earnings per Share:

A summary of the Company’s earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2022	2020	2022	2020
Basic earnings per common share	$2.16	$7.96	$5.02	$12.18
Diluted earnings per common share:	$2.14	$7.90	$4.98	$12.09

For details of the calculation of these amounts, refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources:

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	As of:
	January 1,	December 26,	March 31,	March 31,
	2022	2020	2021	2020
Working capital:
Balance	$405,236	$347,709	$358,169	$401,946
Change in quarter	$(5,875)	$13,791
Current portion of long-term debt	$4,000	$4,500	$4,500	$500
Long-term debt, less current portion	$123,808	$94,077	$94,085	$217,081
Operating lease obligations, less current portion	$24,533	$30,436	$27,769	$42,760
Financing lease obligations, less current portion	$21,587	$20,546	$19,232	$24,366
Total stockholders' equity per equivalent common share (1)	$69.04	$54.90	$63.05	$42.77
Stockholders' equity per common share	$69.78	$55.45	$63.68	$43.17
Current ratio	3.03	2.85	3.27	3.69

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 9 of the Notes to Consolidated Financial Statements of the Company’s 2021 Annual Report on Form 10-K for conversion details.

As shown in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $11.1 million for the nine months ended January 1, 2022, compared to $103.1 million provided by operating activities for the same period of the prior year, a decrease of $114.2 million. For the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021, the reduction in cash provided by operating activities is primarily comprised of decreases in cash provided by inventories, $139.5 million, accounts receivable, $8.9 million, income taxes, $14.3 million, and net earnings, $66.8 million. The increase in cash provided by accounts payable, accrued expenses and other of $89.7 million for the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021 partially offset the aforementioned decreases to operating cash flows.

Cash used in investing activities was $31.7 million for the nine months ended January 1, 2022 as compared to $32.6 million of cash provided by investing activities for the nine months ended December 26, 2020, a change of $64.3 million. Proceeds from the sale of assets in the prior year period included the sale of the Company’s prepared food business. There was not a sale of comparable size in the current year, which reduced cash provided by the sale of assets by $68.0 million. Additions to property, plant and equipment decreased $3.7 million during the first nine months of fiscal 2022 compared to the same period of fiscal 2021 to partially offset the overall decrease in cash used in investing activities.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS
January 1, 2022

Cash used in financing activities was $6.1 million for the nine months ended January 1, 2022, a decrease of $126.2 million compared to cash used in financing activities for the nine months ended December 26, 2020 of $132.3 million. In fiscal 2021, the Company paid down substantially all of its Revolver given the additional sales as a result of pantry loading due to the COVID-19 pandemic. During 2021, the Company paid down $587.2 million of debt, primarily the Revolver, and borrowed $468.2 million resulting in a net use of cash totaling $119.0 million. As sales began to normalize in 2022 after the height of the pandemic, the Company borrowed on the Revolver in support of seasonal working capital needs. During fiscal 2022, the Company borrowed $278.1 million and paid down $248.4 million, providing net cash of $29.7 million, which was a swing of $148.7 million compared to fiscal 2021. Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal 2022. Additionally, during fiscal 2022 the Company repurchased $27.8 million of its common stock under a stock repurchase program that was authorized in the first quarter of fiscal 2022. By comparison, the Company repurchased $2.2 million during the nine months ended December 26, 2020, an increase in cash used in financing activities of $25.6 million.

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

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At January 1, 2022, the Company was in compliance with all such covenants.

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
January 1, 2022

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on such statements, which speak only to events as of the date the statements were made. Among the factors that could cause actual results to differ materially are:

●	general economic and business conditions;
●	cost and availability of commodities and other raw materials such as vegetables, steel and packaging materials;
●	transportation costs;
●	climate and weather affecting growing conditions and crop yields;
●	the availability of financing;
●	leverage and the Company’s ability to service and reduce its debt;
●	potential impact of COVID-19 related issues at our facilities;
●	an overall labor shortage, lack of skilled labor, labor inflation or increased turnover impacting the Company’s ability to recruit and retain employees;
●	foreign currency exchange and interest rate fluctuations;
●	effectiveness of the Company’s marketing and trade promotion programs;
●	changing consumer preferences;
●	competition;
●	product liability claims;
●	the loss of significant customers or a substantial reduction in orders from these customers;
●	the ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental and health and safety regulations; and
●	other risks discussed elsewhere in this report and the Company’s other public filings with the Securities and Exchange Commission.

Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of the filing of this report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

For the nine months ended January 1, 2022 and December 26, 2020, the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 1, 2022, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price
	Shares Purchased		Paid per Share			Maximum Number
Period	Class A Common	Class B Common	Class A Common	Class B Common	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/2021 – 10/31/2021	46,595	-	$52.14	-	46,595
11/01/2021 – 11/30/2021(1)	78,370	-	$49.62	-	65,206
12/01/2020 – 12/31/2021	95,374	-	$46.53	-	95,374
Total	220,339	-	$48.76	-	207,175	981,110

(1) Includes 13,164 shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On February 9, 2022 the Board of Directors of Seneca Foods Corporation (the "Company") amended and restated the Company's Executive Profit Sharing Bonus Plan and the Company's Manager Profit Sharing Bonus Plan (each a "Plan" and collectively, the "Plans").

As amended, the performance criteria established under each Plan requires the Company's pre-tax profits for a fiscal year, calculated on a FIFO basis and adjusted to account for non-operating items such as unusual non-recurring gains or losses on asset sales, impairments and restructuring charges (“Annual Adjusted Earnings”), to equal or exceed a specific bonus target. The bonus target under each Plan is expressed as a percentage of the average Annual Adjusted Earnings for the prior ten-year period (“Average Adjusted Earnings”). The bonus targets range from 0% to 200% of Average Adjusted Earnings with each bonus target corresponding to a potential bonus payment calculated as a percentage of the employee's base salary earned during the fiscal year. As amended, the potential bonus payments under the Executive Profit Sharing Bonus Plan range from 10% to 50% of base salary and the potential bonus payments under the Manager Profit Sharing Bonus Plan range from 2.5% to 12.5% of base salary.

The foregoing discussion is qualified in its entirety by the terms and provisions of the Company's Executive Profit Sharing Bonus Plan and the Company's Manager Profit Sharing Bonus Plan which are to be filed as exhibits to the Company’s Annual Report on Form 10-K for the year ending March 31, 2022, and are incorporated herein by reference.

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
(Company)

/s/Paul L. Palmby
Paul L. Palmby
President and Chief Executive Officer

February 10, 2022

/s/ Timothy J. Benjamin
Timothy J. Benjamin
Chief Financial Officer

February 10, 2022