Form 10-K
period 2022-03-31
Seneca Foods Corp
filed 2022-06-10
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐         Smaller reporting company ☑         Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non affiliates of the Registrant as of October 1, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $354,877,691 (based on the closing share price per market reports generated from the NASDAQ Global Select Market System on October 1, 2021).

As of May 24, 2022, there were 6,467,697 shares of Class A common stock and 1,709,930 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be held hereafter, and the Annual Report to Shareholders of Seneca Foods Corporation for the fiscal year ended March 31, 2022 (the “Annual Report”), included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

SENECA FOODS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2022

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seeks," "should," "likely," "targets," "may", "can" and variations thereof and similar expressions. Forward-looking statements are subject to known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. We believe important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

●	the effects of rising costs and availability of raw fruit and vegetables, steel, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	an overall labor shortage, ability to retain a sufficient seasonal workforce, lack of skilled labor, labor inflation or increased turnover impacting our ability to recruit and retain employees;
●	climate and weather affecting growing conditions and crop yields;
●	our ability to successfully implement sales price increases and cost saving measures to offset cost increases;
●	the loss of significant customers or a substantial reduction in orders from these customers;
●	effectiveness of our marketing and trade promotion programs;
●	competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	the impact of a pandemic on our business, suppliers, customers, consumers and employees;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	product liability claims;
●	the anticipated needs for, and the availability of, cash;
●	the availability of financing;
●	leverage and the ability to service and reduce debt;
●	foreign currency exchange and interest rate fluctuations;
●	the risks associated with the expansion of our business;
●	the ability to successfully integrate acquisitions into our operations;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	other factors that affect the food industry generally, including:
■
recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;

■	competitors’ pricing practices and promotional spending levels;
■	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and
■
the risks associated with third-party suppliers, including the risk that any failure by one or more of our third-party suppliers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

●	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental and health and safety regulations.

Any of these factors, as well as such other factors as discussed in (1) Part I, Item 1A., “Risk Factors” of this Form 10-K, (2) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (3) in our other periodic filings with the Securities and Exchange Commission (the “SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-K is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-K to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

History and Development of Seneca Foods Corporation

Seneca Foods Corporation (“Seneca” or the “Company”) was founded in 1949 and has evolved through internal growth and strategic acquisitions into a leading provider of packaged fruits and vegetables, with 26 facilities located throughout the United States. The facilities are comprised of plants for packaging, can manufacuting, seed production, a farming operation and a logistical support network. The Company also maintains warehouses which are generally located adjacent to its packaging plants. The Company is incorporated in New York with its headquarters located at 3736 South Main Street, Marion, New York and its telephone number is (315) 926-8100. Its high quality products are primarily sourced from approximately 1,400 American farms. The Company’s product offerings include canned, frozen and bottled produce, and snack chips. Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. The Company’s fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, restaurants chains, industrial markets, other food processors, export customers in over 90 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

The Company pursues acquisitions when they are strategic and financially additive and meet its overall business needs. In 73 years of operation, the Company has made over 50 strategic acquisitions, investments and alliances that have expanded its leadership in the packaged fruit and vegetable industry. The table below includes some of the acquisitions and divestitures that have been completed in recent years:

Date	Significant Event
March 2021
Acquisition of a processing facility in Berlin, Wisconsin for $7.1 million to aid the Company’s frozen business by expanding freezing capability and adding frozen celery production to the core fruit and vegetable business.

December 2020
Divestiture of the prepared foods business, resulting in a gain of $34.8 million. The nature of the prepared foods business was not central to Seneca’s primary business and the sale allowed for the continued focus and investment in the Company’s core fruit and vegetable business.

November 2020
Executed an agreement with a co-pack customer to process canned vegetables on a contractual basis, and as part of that arrangment, acquired a plant in Cambria, Wisconsin. As an additional part of the arragement, Seneca acquired two already closed facilities and the equipment therein which was relocated and utilized by existing Seneca facilities in order to improve efficiencies or expand production capacities. Any equipment that was unable to be utilized was disposed of in fiscal year 2021. The idle facilities were acquired with no plans of operation, one of which was sold during fiscal year 2022 and the remaining facility is expected be sold in fiscal year 2023.

October 2019
The Company ceased production at its fruit processing plant in Sunnyside, Washington but continued to store, case and label products at this facility until late in fiscal year 2020.  In February 2020, the Company invested approximately $10 million and contributed the Sunnyside facility to acquire a 49% stake in CraftAg, LLC, a newly formed company which processed hemp. During fiscal yer 2022, the Company's investment was deemed to be other-than-temporarily impaired and the carrying value of the investment was written down to $0.

Available Information

The Company’s Internet address is www.senecafoods.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s web site, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on the Company’s web site are available free of charge. Information on our website is not part of the annual report on Form 10-K.

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

Financial Information about Industry Segments

The Company has historically managed its business on the basis of three reportable food packaging segments: (1) fruits and vegetables, (2) prepared food products and (3) snack products. The other category comprises non-food packaging sales which relate to the sale of cans, ends, seed, and outside revenue from the Company's trucking and aircraft operations. During fiscal year 2021, the Company sold its prepared foods business, leaving just two reportable segments along with the other category. The Company’s food operation constituted 98% of total net sales in fiscal year 2022. Canned vegetables represented 84%, frozen vegetables represented 9%, fruit products represented 6%, and chip products represented 1% of the total food packaging net sales. Non-food packaging sales represented 2% of the Company's fiscal year 2022 net sales.

Principal products and markets

The Company’s principal products include canned vegetables, frozen vegetables, jarred fruit, and other food products. The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. Additionally, products are sold to food service distributors, restaurant chains, industrial markets, other food packagers, export customers in 90 countries, and federal, state and local governments for school and other feeding programs. Food packaging operations are primarily supported by plant locations in New York, Michigan, Oregon, Wisconsin, Washington, Idaho, Illinois, and Minnesota. Refer to the information set forth under the heading “Segment Information” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”, for additional discussion about the Company’s segments.

The following table summarizes net sales by major product category for fiscal years 2022 and 2021 (in thousands):

	Fiscal Year
	2022	2021
Canned vegetables	$1,135,983	$1,172,635
Frozen vegetables	123,895	102,197
Fruit products	84,708	88,431
Snack products	12,332	10,999
Prepared foods	-	71,866
Other	28,362	21,516
	$1,385,280	$1,467,644

Source and Availability of Raw Materials

We purchase raw materials, including raw produce, steel, ingredients and packaging materials from growers, commodity processors, steel producers and packaging suppliers. Raw materials and other input costs, such as labor, fuel, utilities and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

We experienced material net cost increases for raw materials and other input costs during fiscal year 2022. We attempt to manage cost inflation risks by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs. To the extent we are unable to avoid or offset any present or future cost increases our operating results could be materially adversely affected.

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

The Company is required to pay an annual royalty to Corlib Brands, now known as Libby's Brand Holding, Ltd., who may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). With the purchase of Signature Fruit Company, LLC, which also uses the Libby’s® brand name, the Company re-negotiated the license agreement and created a new, combined agreement based on Libby’s® revenue dollars for fruits, vegetables, and dry beans. During fiscal year 2021, the Company and Libby’s Brand Holding, Ltd. renegotiated again to remove fruit from the license agreement. A total of $0.1 million was paid as a royalty fee for the fiscal year ended March 31, 2022.

The Company also sells canned vegetables, frozen vegetables, jarred fruit, and other food products under several other brands for which the Company has obtained registered trademarks, including, Aunt Nellie’s®, CherryMan®, Green Valley®, READ®, Seneca®, and other regional brands.

Seasonality

While individual vegetables have seasonal cycles of peak production and sales, the different cycles are somewhat offsetting. Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for corn and green beans, the Company's highest volume vegetables, the peak inventory is in mid-autumn.

The Company’s revenues typically are highest in the second and third fiscal quarters. This is due, in part, because the Company’s fruit and vegetable sales exhibit seasonal increases in the third fiscal quarter due to increased retail demand during the holiday season. In addition, the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis at the end of each pack cycle, which typically occurs during these quarters.

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2022:
Net sales	$235,042	$372,256	$445,593	$332,389
Gross margin	33,623	42,728	44,985	26,596
Net earnings	14,136	11,654	18,664	6,553
Revolver outstanding (at quarter end)	1,000	51,679	33,711	20,508

Fiscal Year 2021:
Net sales	$288,165	$390,294	$484,392	$304,793
Gross margin	48,562	48,943	77,704	56,976
Net earnings	20,706	18,105	72,460	14,829
Revolver outstanding (at quarter end)	34,406	62,611	-	1,000

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

Competition

Competition in the packaged food industry is substantial with brand recognition and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company believes that it is a major producer of canned vegetables, frozen vegetables, and jarred fruit but some producers of these products have sales which exceed the Company's sales. The Company is aware of at least 13 competitors in the U.S. packaged fruit and vegetable industry, many of which are privately held companies.

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

There has been a broad range of proposed and promulgated state, national and international regulations aimed at reducing the effects of climate change. In the United States, there is a significant possibility that some form of regulation will be forthcoming at the federal level to address the effects of climate change. Such regulation could result in the creation of additional costs in the form of taxes, consultant expenses, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances.

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

Employment

As of the end of December 2021, the Company had approximately 3,000 employees of which 2,800 are full time, 100 seasonal employees work in food packaging, and 100 full time employees work in other activities. The number of employees increases by approximately 4,000 due to an increase in seasonal employees during our peak pack season.

The Company has seven collective bargaining agreements with three unions covering approximately 787 of its full-time employees.  The terms of these agreements result in wages and benefits which are substantially the same for comparable positions for the Company’s non-union employees.  There is one agreement that will expire in calendar 2023, three agreements that will expire in calendar 2024, one agreement that will expire in calendar 2025, one agreement that will expire in calendar 2026, and one agreement that will expire in calendar 2027.

Domestic and Export Sales

The following table sets forth domestic and export sales (In thousands, except percentages):

	Fiscal Year
	2022	2021
Net sales:
United States	$1,285,540	$1,372,679
Export	99,740	94,965
Total net sales	$1,385,280	$1,467,644

As a percentage of net sales:
United States	92.8%	93.5%
Export	7.2%	6.5%
Total	100.0%	100.0%

Item 1A. Risk Factors

The following factors as well as factors described elsewhere in this Form 10-K or in other filings by the Company with the SEC, could adversely affect the Company’s consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations or financial results. The Company refers to itself as “we”, “our” or “us” in this section.

Fruit and Vegetable Industry Risks

Excess capacity in the fruit and vegetable industry has a downward impact on selling price.

If canned vegetable, frozen vegetable, or jarred fruit categories decline, less shelf space will be devoted to these categories in the supermarkets. Fresh and perishable businesses are improving their delivery systems around the world and the availability of fresh produce is impacting the consumers purchasing patterns relating to packaged fruit and vegetables. Our financial performance and growth are related to conditions in the United States’ fruit and vegetable packaging industry which is a mature industry with a modest growth rate during the last 10 years. Our net sales are a function of product availability and market pricing. In the fruit and vegetable packaging industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. Moreover, fruit and vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products is being impacted by the global economic slowdown. These factors may have a significant effect on supply and competition and create downward pressure on prices. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors. Generally, market prices in the fruit and vegetable packaging industry adjust more quickly to variations in product availability than an individual packager can adjust its cost structure; thus, in an oversupply situation, a packager’s margins likely will weaken. We typically have experienced lower margins during times of industry oversupply.

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

Our operations are affected by the growing cycles of the vegetables we package. When the vegetables are ready to be picked, we must harvest and package them quickly or forego the opportunity to package fresh picked vegetables for an entire year. Most of our vegetables are grown by farmers under contract with us. Consequently, we must pay the contract grower for the vegetables even if we cannot or do not harvest or package them. Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the quarter that the growing season ends for most of the produce packaged by us. A majority of our sales occur during the second and third quarters of each fiscal year due to seasonal consumption patterns for our products. Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the second and third quarters. Net sales generated during our second and third fiscal quarters have a significant impact on our results of operations. Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

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

The materials that we use, such as raw fruit and vegetables, steel, ingredients, pouches and other packaging materials as well as the electricity, diesel fuel, and natural gas used in our business, are commodities that may experience price volatility caused by external factors, including market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs. General inventory positions of major commodities, such as field corn, soybeans and wheat, all commodities with which we must compete for acreage, can have dramatic effects on prices for those commodities, which can translate into similar swings in prices needed to be paid for our contracted commodities. These programs and other events can result in reduced supplies of these commodities, higher supply costs or interruptions in our production schedules. If prices of these commodities increase beyond what we can pass along to our customers, our operating income will decrease.

Risks Associated With Our Operations

Pandemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt our business, including among other things, our supply chain, our manufacturing operations and customer and consumer demand for our products, and could have a material adverse impact on our business.

The spread of pandemics or disease outbreaks, such as COVID-19, may negatively affect our operations. If a significant percentage of our workforce or the workforce of our third party business partners is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. Some of our workforce dwell in company provided housing and therefore outbreaks such as COVID-19 would need to be managed, to the extent possible, to meet health care protocols. Pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of a pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home mandates, our ability to continue to operate our manufacturing facilities and maintain the supply chain without material disruption, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits.

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters. Dependence upon key customers could lead to increased pricing pressure by these customers. A relatively limited number of customers account for a large percentage of the Company’s total net sales. The top ten customers represented approximately 53%, and 50% of net sales for fiscal years 2022 and 2021, respectively. If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food packaging companies under highly competitive conditions. The fruit and vegetable products which we sell under our own brand names not only compete with fruit and vegetable products produced by food packaging competitors, but also compete with products we produce and sell under contract packing agreements with other companies who market those products under their own brand names and the vegetables we sell to various retail grocery chains which carry our customer’s own brand names.

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

A recall of our products could have a material adverse effect on our business. In addition, we may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, undeclared allergens, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount we believe to be adequate. However, we cannot assure you that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall or the damage to our reputation resulting therefrom could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Pending and future litigation may lead us to incur significant costs.

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters or other aspects of our business. Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We face risks associated with our defined benefit pension plan.

We maintain a company-sponsored defined benefit pension plan. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plan may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of the pension plan, refer to the information set forth under the heading “Retirement Plans” in Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” An obligation to make additional, unanticipated contributions to our defined benefit plans could reduce the cash available for working capital and other corporate uses, and may have a material adverse effect on our business, consolidated financial position, results of operations and liquidity.

Our business is dependent on our information technology systems and software, and failure to protect against or effectively respond to cyber-attacks, security breaches, or other incidents involving those systems, could adversely affect day-to-day operations and decision making processes and have an adverse effect on our performance and reputation.

The efficient operation of our business depends on our information technology systems, which we rely on to effectively manage our business data, communications, logistics, accounting, regulatory and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business, reputation, or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including systems failures, natural disasters, terrorist attacks, viruses, ransomware, security breaches or cyber incidents. Cyber-attacks are becoming more sophisticated and are increasing in the number of attempts and frequency by groups and individuals with a wide range of motives. A security breach of sensitive information could result in damage to our reputation and our relations with our customers or employees. Any such damage or interruption could have a material adverse effect on our business.

We generate agricultural food packaging wastes and are subject to substantial environmental regulation.

As a food packager, we regularly dispose of produce wastes (silage) and processing water as well as materials used in plant operation and maintenance and our plant boilers, which generate heat used in packaging and can manufacturing operations, producing generally small emissions into the air. These activities and operations are regulated by federal and state laws and the respective federal and state environmental agencies. Occasionally, we may be required to remediate conditions found by the regulators to be in violation of environmental law or to contribute to the cost of remediating waste disposal sites, which we neither owned nor operated, but in which, we and other companies deposited waste materials, usually through independent waste disposal companies. Future possible costs of environmental remediation, contributions and penalties could materially and adversely affect our business, financial condition and results of operations.

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

At the end of December 2021, we had approximately 3,000 employees of which 2,800 full time, 100 seasonal employees worked in food packaging, and 100 employees worked in other activities. During the peak summer harvest period, we hire up to approximately 4,000 seasonal employees to help package fruit and vegetables. If there is a shortage of seasonal labor, or if there is an increase to minimum wage rates, this could have a negative impact on our cost of operations. Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions. An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs. Increases in personnel costs can also be amplified by low unemployment rates, preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Our inability to control such costs could materially and adversely affect our financial condition and results of operations. Although we consider our labor relations to be good, if a significant number of our employees engaged in a work slowdown, or other type of labor unrest, it could in some cases impair our ability to supply our products to customers, which could result in reduced sales, and may distract our management from focusing on our business and strategic priorities. Any of these activities could materially and adversely affect our financial condition and results of operations.

Environmental and other regulation of our business, including potential climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our business operations. Moreover, there has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, consultant costs, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to enamels.

There has been continued state legislative activity to ban certain enamals used to line cans; such as Bisphenol-A ("BPA"). These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing certain materials. In collaboration with other can makers as well as enamel suppliers, we have aggressively worked to find alternative materials for can linings not manufactured using BPA. We have transitioned to BPANI (BPA Non-intent) and less than 1% of our canned product volume still includes BPA. Even though BPANI has been fully approved by the Food and Drug Administration (“FDA”), there could be future legislative or regulatory actions that claim BPANI also poses a risk to human health.

The implementation of the Food Safety Modernization Act of 2011 may affect operations

The Food Safety Modernization Act ("FSMA") was enacted with the goal of enabling the FDA to better protect public health by strengthening the food safety system. FSMA was designed to focus the efforts of FDA on preventing food safety problems rather than relying primarily on reacting to problems after they occur. The law also provides the FDA with new enforcement authorities designed to achieve higher rates of compliance with prevention and risk-based food safety standards and to better respond to and contain problems when they do occur.  The increased inspections, mandatory recall authority of the FDA, increased scrutiny of foreign sourced or supplied food products, and increased records access may have an impact on our business. As we are already in a highly regulated business, operating under the increased scrutiny of more FDA authority does not appear likely to negatively impact our business.  The law also gives FDA important new tools to hold imported foods to the same standards as domestic foods.

Our results are dependent on successful marketplace initiatives and acceptance by consumers of our products.

Our product introductions and product improvements, along with other marketplace initiatives, are designed to capitalize on new customer or consumer trends. The FDA has issued a statement on sodium which referred to an Institute of Medicine statement that too much sodium is a major contributor to high blood pressure. Some of our products contain a moderate amount of sodium per recommended serving, which is based on consumer’s preferences for taste.  In order to remain successful, we must anticipate and react to these new trends and develop new products or packages to address them. While we devote significant resources to meeting this goal, we may not be successful in developing new products or packages, or our new products or packages may not be accepted by customers or consumers.

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

As of March 31, 2022, we had a $20.5 million outstanding balance on our revolving credit facility (“Revolver”).  During our second and third fiscal quarters, our operations generally require more cash than is available from operations. In these circumstances, it is necessary to borrow under our Revolver. Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions. Significant changes in our business or cash outflows from operations could create a need for additional working capital. An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

Failure to comply with the requirements of our debt agreements could have a material adverse effect on our business.

Our debt agreements contain financial and other restrictive covenants which, among other things, limit our ability to borrow money, including with respect to the refinancing of existing indebtedness. These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions. Failure to comply with the requirements of our debt agreements could materially and adversely affect our business, financial condition and results of operations. We have pledged our accounts receivable, inventory, equipment, capital stock, or other ownership interests that we own in our subsidiaries to secure certain debt. If a default occurred and was not cured, secured lenders could foreclose on this collateral.

Risks Relating to Our Stock

Our existing shareholders, if acting together, may be able to exert control over matters requiring shareholder approval.

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to as our voting preferred stock, are entitled to one vote per share. As of March 31, 2022, holders of Class B common stock and voting preferred stock held 89.1% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2022, our current executive officers and directors beneficially owned 10.4% of our outstanding shares of Class A common stock, 49.7% of our outstanding shares of Class B common stock and 14.0% of our voting preferred stock, or 31.8% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

We use the Last-In, First-Out (LIFO) method of inventory accounting. As of March 31, 2022, we had a LIFO reserve of $164.5 million which, at the U.S. corporate tax rate, represents approximately $41.4 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $41.4 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table details the Company’s manufacturing plants and warehouses:

	Square
	Footage	Acres
	(000)
Food Group
Nampa, Idaho	243	16
Payette, Idaho	392	43
Princeville, Illinois	288	518
Hart, Michigan	351	78
Traverse City, Michigan	58	43
Blue Earth, Minnesota	286	429
Glencoe, Minnesota	674	798
LeSueur, Minnesota	82	7
Montgomery, Minnesota	561	1,652
Rochester, Minnesota	835	620
Geneva, New York	769	594
Leicester, New York	200	91
Dayton, Oregon	82	19
Dayton, Washington	250	28
Yakima, Washington	122	8
Baraboo, Wisconsin	625	13
Berlin, Wisconsin	89	125
Cambria East, Wisconsin	399	401
Cambria West, Wisconsin	212	321
Clyman, Wisconsin	438	724
Cumberland, Wisconsin	400	307
Gillett, Wisconsin	324	105
Janesville, Wisconsin	1,234	341
Mayville, Wisconsin	239	353
Oakfield, Wisconsin	229	2,135
Ripon, Wisconsin	634	87

Non-Food Group (1)
Marion, New York	6	-
Penn Yan, New York	27	4
Total	10,049	9,860

(1)
The table does not include facilities in Albany, Oregon and Beverly, Washington that were idle and classified as an asset held for sale on our consolidated balance sheet as of March 31, 2022. The table also does not include a non-operational facilty in Mendota, Illinois.

The Company believes that these facilities are suitable and adequate for the purposes for which they are currently intended. All locations, although highly utilized, have the ability to expand as sales requirements justify. Because of the seasonal production cycles, the exact extent of utilization is difficult to measure.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings and Other Contingencies” in Note 15 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the heading “Stockholders’ Equity” in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Common Stock Performance Graph

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Issuer Purchases of Equity Securities

On June 11, 2021, the Board authorized a stock repurchase program for the repurchase of up to 1,500,000 shares of the Company's Class A and/or Class B Common Stock, including the shares of convertible participating preferred stock of the Company, (collectively, the “Common Stock”). Under the authorization, the Company may purchase shares of Common Stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. The Board also authorized the establishment of a stock trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make purchases of Common Stock pursuant to the stock repurchase program. The timing and amount of stock repurchases under the program, if any, will be at the discretion of management, and will depend on available cash, market conditions and other considerations. Therefore, we cannot assure you as to the number or aggregate dollar amount of shares, if any, that will be repurchased under the repurchase program. We may discontinue the program at any time.

			Total Number of		Average Price
			Shares Purchased		Paid per Share			Maximum Number
							Total Number of Shares	(or Approximate Dollar Value) of
			Class A	Class B	Class A	Class B	Purchased as Part of Publicly	Shares that May Yet Be Purchased
Period			Common	Common	Common	Common	Announced Plans or Programs	Under the Plans or Programs
01/01/2022	–	01/31/2022	66,688	-	$47.22	-	66,688
02/01/2022	–	02/28/2022	52,071	-	$48.10	-	52,071
03/01/2022	–	03/31/2022 (1)	91,948	-	$51.21	-	80,070
	Total		210,707	-	$49.18	-	198,829	782,281

(1)
Includes 11,878 shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2022 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8. Financial Statements and Supplementary Data

Refer to the information in the 2022 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2022, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be held on August 10, 2022 (“Proxy Statement”). The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2022.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

●	Information Concerning Directors
●	Executive Officers
●	Delinquent Section 16(a) Reports
●	Available Information
●	Board Governance
●	Audit Committee

Item 11. Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

●	Compensation Discussion and Analysis
●	Summary Compensation Table
●	Outstanding Equity Awards at 2022 Fiscal Year-End
●	Pension Benefits
●	Compensation of Directors
●	Compensation Committee Interlocks

The information included under the heading “Compensation Committee Report” in the Proxy Statement is also incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting on August 10, 2007 and extended on July 28, 2017. The 2007 Equity Plan expires in August 2027 and originally authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock. 4,266 shares were awarded in fiscal year 2022 under the terms of the 2007 Equity Plan. As of March 31, 2022, there were 48,486 shares available for distribution as part of future awards under the 2007 Equity Plan. No additional shares have been awarded under the 2007 Equity Plan through the date of this Form 10-K.

There are no equity compensation plans not approved by the Company’s shareholders.

The following sections of the Proxy Statement are incorporated herein by reference:

●	Security Ownership of Certain Beneficial Owners
●	Security Ownership of Management and Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sections of the Proxy Statement are incorporated herein by reference:

●	Independent Directors
●	Certain Transactions and Relationships Security Ownership of Management and Directors

Item 14. Principal Accountant Fees and Services

The following sections of the Proxy Statement are incorporated herein by reference:

●	Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.
Financial Statements ‑ the following consolidated financial statements of the Registrant, included in the 2022 Annual Report to Shareholders, are incorporated by reference in Part II, Item 8 “Financial Statements and Supplementary Data”:

Consolidated Statements of Net Earnings – Years ended March 31, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) – Years ended March 31, 2022 and 2021

Consolidated Balance Sheets ‑ March 31, 2022 and 2021

Consolidated Statements of Cash Flows – Years ended March 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2022 and 2021

Notes to Consolidated Financial Statements – Years ended March 31, 2022 and 2021

Reports of Independent Registered Public Accounting Firm (PCAOB ID 6581)

Pages

2.	Supplemental Schedule:

Report of Independent Registered Public Accounting Firm on Schedule	Ex. 13
Schedule II—Valuation and Qualifying Accounts	Ex. 13

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

10.4*	Amended and Restated Seneca Foods Corporation Executive Profit Sharing Bonus Plan (filed herewith)

10.5*	Amended and Restated Seneca Foods Corporation Manager Profit Sharing Bonus Plan (filed herewith)

10.6*	2007 Equity Incentive Plan effective August 3, 2007 as extended on July 28, 2017 (incorporated by reference to Appendix A to the Company’s Proxy Statement dated June 28, 2007)

10.7*	Seneca Foods Corporation Division Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 5, 2020)

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

10.10*	Supplemental Retirement Agreement between Seneca Foods Corporation and Timothy J. Benjamin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 11, 2021)

13	Portions of Annual Report to Shareholders for the fiscal year ended March 31, 2022 (filed herein)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Plante Moran, P.C. (filed herewith)

31.1	Certification of Paul L. Palmby pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Timothy J. Benjamin as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following materials from Seneca Foods Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of net earnings, (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statements of cash flows, (v) consolidated statement of stockholders’ equity and (vi) the notes to the consolidated financial statements

104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Indicates management or compensatory agreement

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION

By: /s/ Timothy J. Benjamin
Timothy J. Benjamin
Senior Vice President, Chief Financial Officer and Treasurer

June 10, 2022

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Paul L. Palmby	President and Chief Executive Officer	June 10, 2022
Paul L. Palmby	Director
(Principal Executive Officer)

/s/Timothy J. Benjamin	Senior Vice President, Chief Financial Officer,	June 10, 2022
Timothy J. Benjamin	and Treasurer
(Principal Financial Officer)

/s/Gregory R. Ide	Vice President, Controller,	June 10, 2022
Gregory R. Ide	and Assistant Secretary
(Principal Accounting Officer)

/s/Kraig H. Kayser	Director (Chairman)	June 10, 2022
Kraig H. Kayser

/s/Kathryn J. Boor	Director	June 10, 2022
Kathryn J. Boor

/s/Peter R. Call	Director	June 10, 2022
Peter R. Call

/s/John P. Gaylord	Director	June 10, 2022
John P. Gaylord

/s/Linda K. Nelson	Director	June 10, 2022
Linda K. Nelson

/s/Michael R. Nozzolio	Director	June 10, 2022
Michael R. Nozzolio

/s/Donald J. Stuart	Director	June 10, 2022
Donald J. Stuart

/s/Keith A. Woodward	Director	June 10, 2022
Keith A. Woodward