Form 10-Q
period 2022-07-02
Seneca Foods Corp
filed 2022-08-11
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark one)

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 2, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Registrant as specified in its charter)

New York	16-0733425
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

350 WillowBrook Office Park Fairport, New York	14450
(Address of principal executive offices)	(Zip code)

(585) 495-4100

(Registrant’s telephone number, including area code)

3736 South Main Street, Marion, New York 14505

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Each Class	Trading Symbol	Which Registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Select Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The number of shares outstanding of each of the registrant’s classes of common stock at the latest practical date are:

Class	Shares Outstanding at July 29, 2022
Common Stock Class A, $.25 Par	6,224,160
Common Stock Class B, $.25 Par	1,705,249

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Unaudited	Unaudited
	July 2, 2022	July 3, 2021	March 31, 2022
Assets

Current assets:
Cash and cash equivalents	$12,236	$59,834	$10,904
Accounts receivable, net of allowance for credit losses of $44 and $123	86,173	66,743	119,169
Assets held for sale	4,639	8,535	5,979
Inventories	523,402	414,690	410,331
Refundable income taxes	3,124	4,621	3,866
Other current assets	4,278	5,487	5,193
Total current assets	633,852	559,910	555,442
Property, plant and equipment, net	278,946	254,012	268,043
Right-of-use assets operating, net	31,543	45,935	34,008
Right-of-use assets financing, net	34,005	35,814	34,867
Pension assets	51,936	62,667	52,866
Other assets	1,980	9,938	1,804
Total assets	$1,032,262	$968,276	$947,030

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$142,244	$125,571	$87,602
Deferred revenue	3,906	3,079	7,655
Accrued vacation	11,791	11,879	11,611
Accrued payroll	9,530	8,346	16,998
Other accrued expenses	23,467	24,224	23,269
Current portion of long-term debt and lease obligations	25,016	28,558	26,020
Total current liabilities	215,954	201,657	173,155
Long-term debt, less current portion	167,089	93,092	109,624
Operating lease obligations, less current portion	19,452	30,035	22,533
Financing lease obligations, less current portion	18,422	23,046	19,942
Deferred income tax liability, net	33,446	28,803	32,944
Other long-term liabilities	4,784	4,231	4,995
Total liabilities	459,147	380,864	363,193
Commitments and contingencies
Stockholders' equity:
Preferred stock	644	663	644
Common stock, $.25 par value per share	3,042	3,041	3,041
Additional paid-in capital	98,750	98,527	98,641
Treasury stock, at cost	(144,802)	(95,750)	(128,879)
Accumulated other comprehensive loss	(26,468)	(19,067)	(26,468)
Retained earnings	641,949	599,998	636,858
Total stockholders' equity	573,115	587,412	583,837
Total liabilities and stockholders’ equity	$1,032,262	$968,276	$947,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
Net sales	$265,193	$235,042

Costs and expenses:
Cost of product sold	242,350	201,419
Selling, general and administrative	18,242	17,274
Other operating income, net	(1,995)	(1,378)
Total costs and expenses	258,597	217,315
Operating income	6,596	17,727
Other income and expenses:
Loss from equity investment	-	156
Other non-operating income	(1,526)	(2,376)
Interest expense, net	1,390	1,342
Earnings before income taxes	6,732	18,605
Income taxes	1,629	4,469
Net earnings	$5,103	$14,136

Earnings per share:
Basic	$0.62	$1.56
Diluted	$0.62	$1.55

Weighted average common shares outstanding:
Basic	8,155	9,025
Diluted	8,227	9,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021

Comprehensive income:
Net earnings	$5,103	$14,136
Total	$5,103	$14,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net earnings	$5,103	$14,136
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation & amortization	9,788	8,581
Gain on the sale of assets	(2,109)	(1,166)
Loss from equity investment	-	156
Deferred income taxes	502	497
Changes in operating assets and liabilities:
Accounts receivable	33,315	25,647
Inventories	(113,071)	(71,546)
Other current assets	1,096	(494)
Income taxes	742	3,764
Accounts payable, accrued expenses and other	41,819	42,045
Net cash (used in)/provided by operating activities	(22,815)	21,620
Cash flows from investing activities:
Additions to property, plant and equipment	(19,234)	(13,221)
Proceeds from the sale of assets	3,950	1,400
Net cash used in investing activities	(15,284)	(11,821)
Cash flows from financing activities:
Long-term borrowing	209,505	21,539
Payments on long-term debt	(152,040)	(22,532)
Other assets	-	(2,500)
Payments on financing leases	(2,099)	(1,745)
Purchase of treasury stock	(15,923)	(4,552)
Dividends	(12)	(12)
Net cash provided by (used in) financing activities	39,431	(9,802)

Net increase (decrease) in cash and cash equivalents	1,332	(3)
Cash and cash equivalents, beginning of the period	10,904	59,837
Cash and cash equivalents, end of the period	$12,236	$59,834

Supplemental disclosures of cash flow information:
Noncash transactions:
Property, plant and equipment purchased under lease obligations	$1,967	$14,550
Property, plant and equipment purchased on account	$1,031	$382
Sale of property, plant and equipment in exchange for note receivable	$750	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2023:
Balances, March 31, 2022	$644	$3,041	$98,641	$(128,879)	$(26,468)	$636,858
Net earnings	-	-	-	-	-	5,103
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Issue stock for bonus program	-	1	76	-	-	-
Equity incentive program	-	-	33	-	-	-
Purchase treasury stock	-	-	-	(15,923)	-	-
Balances, July 2, 2022.	$644	$3,042	$98,750	$(144,802)	$(26,468)	$641,949

First Quarter FY 2022:
Balances, March 31, 2021	$663	$3,041	$98,502	$(91,198)	$(19,067)	$585,874
Net earnings	-	-	-	-	-	14,136
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(4,552)	-	-
Balances, July 3, 2021	$663	$3,041	$98,527	$(95,750)	$(19,067)	$599,998

	6% Voting	10% Voting		2003 Series
	Cumulative	Cumulative	Participating	Participating	Class A	Class B
	Callable	Convertible	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.025	Par $0.25	Par $0.25

Shares authorized and designated:
July 2, 2022	200,000	1,400,000	32,256	500	20,000,000	10,000,000
Shares outstanding:
July 2, 2022	200,000	807,240	32,256	500	6,333,277	1,707,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Preparation and Presentation

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables with 26 facilities in eight states in support of its operations. The Company’s principal products include canned vegetables, frozen vegetables, jarred fruit, and other food products. The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. Additionally, products are sold to food service distributors, restaurant chains, industrial markets, other food packagers, export customers in 80 countries, and federal, state and local governments for school and other feeding programs.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement presentation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Due to the seasonal nature of the business, quarterly operating results and cash flows are not necessarily indicative of the results that may be expected for other interim periods or the full year. All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding. Certain previously reported amounts have been reclassified to conform to the current period classification.

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. A summary of significant accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

New Accounting Pronouncements and Policies

Effective April 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended in November 2018 through ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The amended guidance requires entities to estimate lifetime expected credit losses for trade and other receivables, including those that are current with respect to payment terms, along with other financial instruments which may result in earlier recognition of credit losses. The Company evaluated its existing methodology for estimating an allowance for doubtful accounts and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. In determining the Company’s reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The adoption of ASU 2016-13 did not have a material impact to the Company’s condensed consolidated financial statements.

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

There were no other recently issued accounting pronouncements that impacted the Company’s condensed consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during the three months ended July 2, 2022.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Revenue Recognition

Revenue recognition is completed for most customers at a point in time when product control is transferred to the customer. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The Company does sell certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement provide that title to the specified inventory is transferred to the customer prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended
	July 2,	July 3,
	2022	2021
Canned vegetables	$218,335	$187,944
Frozen vegetables	19,711	22,584
Fruit products	18,332	15,873
Snack products	2,980	3,412
Other	5,835	5,229
	$265,193	$235,042

As a result of certain contracts with customers, the Company has contract asset balances of $1.1 million, $0.7 million, and $0.9 million as of July 2, 2022, July 3, 2021, and March 31, 2022 respectively, which are included in other current assets on the condensed consolidated balance sheets.

3.	Earnings per Common Share

Earnings per share for the three months ended July 2, 2022 and July 3, 2021 are as follows (in thousands, except per share amounts):

	Three Months Ended
	July 2,	July 3,
	2022	2021
Basic
Net earnings	$5,103	$14,136
Deduct preferred stock dividends paid	6	6
Undistributed net earnings	5,097	14,130
Earnings attributable to participating preferred	20	54
Earnings attributable to common shareholders	$5,077	$14,076

Weighted average common shares outstanding	8,155	9,025

Basic earnings per common share	$0.62	$1.56

Diluted
Earnings attributable to common shareholders	$5,077	$14,076
Add dividends on convertible preferred stock	5	5
Earnings attributable to common stock on a diluted basis	$5,082	$14,081
Weighted average common shares outstanding-basic	8,155	9,025
Additional shares issued related to the equity compensation plan	5	5
Additional shares to be issued under full conversion of preferred stock	67	67
Total shares for diluted	8,227	9,097

Diluted earnings per common share	$0.62	$1.55

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Inventories

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

As of July 2, 2022 and July 3, 2021, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $183.7 million and $131.5 million, respectively. In order to state inventories at LIFO, the Company recorded an increase to cost of products sold of $‐‐19.2 million and $2.8 million for the three months ended July 2, 2022 and July 3, 2021, respectively.

The following table shows inventory by category and the related LIFO reserve (in thousands):

		As of:
	July 2,	July 3,	March 31,
	2022	2021	2022
Finished products	$390,245	$340,468	385,681
In process	24,356	17,070	23,652
Raw materials and supplies	292,517	188,661	165,491
	707,118	546,199	574,824
Less excess of FIFO cost over LIFO cost	183,716	131,509	164,493
Total inventories	$523,402	$414,690	$410,331

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

		As of:
	July 2,	July 3,	March 31,
	2022	2021	2022

Land and land improvements	$42,998	$42,820	$42,981
Buildings and improvements	202,874	189,614	202,444
Machinery & equipment	412,487	376,317	403,192
Office furniture, vehicles and computer software	10,005	9,733	10,003
Construction in progress	39,189	36,175	29,976
Property, plant and equipment, cost	707,553	654,659	688,596
Less: accumulated depreciation	(428,607)	(400,647)	(420,553)
Property, plant and equipment, net	$278,946	$254,012	$268,043

Depreciation expense totaled $8.1 million and $7.2 million for the three months ended July 2, 2022 and July 3, 2021, respectively.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Assets Held For Sale

The Company classifies its assets as held for sale at the time management commits to a plan to sell the asset, the asset is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain assets may be classified as held for sale for more than one year as the Company continues to actively market the assets. The Company has non-operating facilities and equipment that meet the criteria to be classified as held for sale and are recorded at the lower of carrying value or fair value less costs to sell. The following table presents information related to the major classes of assets that were classified as held for sale in the condensed consolidated balance sheets (in thousands):

		As of:
	July 2,	July 3,	March 31,
	2022	2021	2022
Property, plant and equipment (net)	$4,639	$8,535	$5,979
Current assets held for sale	$4,639	$8,535	$5,979

7.	Long-Term Debt

Long-term debt is comprised of the following (in thousands):

		As of
	July 2,	July 3,	March 31,
	2022	2021	2022
Revolving credit facility	$78,965	$1,000	$20,508
Term loan	91,908	95,876	92,900
Other	216	216	216
Total long-term debt	171,089	97,092	113,624
Less current portion	4,000	4,000	4,000
Long-term debt, less current portion	$167,089	$93,092	$109,624

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

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General terms of the Revolver include payment of interest at LIBOR plus a defined spread. The following table illustrates certain quantitative data for Revolver borrowings during fiscal year 2023 and fiscal year 2022 (in thousands):

	As of:
	July 2,	July 3,	March 31,
	2022	2021	2022
Outstanding borrowings	$78,965	$1,000	$20,508
Weighted average interest rate	2.80%	1.35%	1.71%

	Three Months Ended:
	July 2,	July 3,
	2022	2021
Maximum amount of borrowings	$78,965	$1,071
Average outstanding borrowings	$27,010	$938
Weighted average interest rate	2.34%	1.35%

Term Loan

On May 28, 2020 the Company entered into an Amended and Restated Loan and Guaranty Agreement that provides for a $100.0 million unsecured term loan (the “Term Loan”). The amended and restated agreement has a maturity date of June 1, 2025 and converted the Term Loan to a fixed interest rate of 3.30% until maturity rather than a variable interest rate in addition to requiring quarterly principal payments of $1.0 million, which commenced during fiscal year 2021. The Company incurred financing costs totaling $0.2 million, which have been classified as a discount to the debt. This agreement contains certain covenants, including maintaining a minimum EBITDA and minimum tangible net worth.

8.	Leases

The Company determines whether an arrangement is a lease at inception of the agreement. Presently, the Company leases land, machinery and equipment under various operating and financing leases.

Right-of-Use, or ROU, assets represent the Company’s right to use the underlying assets for the lease term, and lease obligations represent the net present value of the Company’s obligation to make payments arising from these leases. ROU assets and lease obligations are recognized at commencement date based on the present value of lease payments over the lease term using the implicit lease interest rate or, when unknown, an incremental borrowing rate based on the information available at commencement date or April 1, 2019 for leases that commenced prior to that date.

Lease terms may include options to extend or terminate the lease, and the impact of these options are included in the calculation of the ROU asset and lease obligation only when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and non-lease components for its leases when it is impractical to separate the two. In addition, the Company has certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the accompanying condensed consolidated balance sheets

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ROU assets and lease obligations for the Company’s operating and financing leases are disclosed separately in the Company’s condensed consolidated balance sheets. The components of lease cost were as follows (in thousands):

	Three Months Ended
	July 2,	July 3,
	2022	2021
Lease cost:
Amortization of right of use asset	$1,589	$1,295
Interest on lease liabilities	239	257
Finance lease cost	1,828	1,552
Operating lease cost	4,227	5,000
Total lease cost	$6,055	$6,552

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$239	$257
Operating cash flows from operating leases	5,836	6,498
Financing cash flows from finance leases	2,099	1,745
	$8,174	$8,500

Right-of-use assets obtained in exchange for new finance lease liabilities	$726	$6,498
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,241	$8,052
Weighted-average lease term (years):
Financing leases	4.6	4.9
Operating leases	4.4	4.4
Weighted-average discount rate (percentage):
Financing leases	3.4	3.5
Operating leases	4.2	4.3

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of July 2, 2022 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2023	$9,240	$7,024
2024	9,561	7,844
2025	5,441	4,480
2026	2,966	3,394
2027	2,510	2,336
2028-2033	5,059	4,115
Total minimum payment required	$34,777	$29,193
Less interest	2,882	2,198
Present value of minimum lease payments	31,895	26,995
Amount due within one year	12,443	8,573
Long-term lease obligations	$19,452	$18,422

9.	Income Taxes

The Company’s effective tax rate was 24.2% and 24.0% for the three months ended July 2, 2022 and July 3, 2021 respectively. The effective tax rate was increased in the current interim period by 0.4% from state income tax rate changes, 0.2% for permanent differences and 0.2% for interest and penalties. These increases were partially offset by a 0.6% decrease in the rate impact of federal credits.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended
	July 2,	July 3,
	2022	2021
Service cost including administration	$2,435	$2,560
Interest cost	2,374	1,878
Expected return on plan assets	(4,025)	(4,276)
Amortization of prior service cost	23	23
Amortization of net loss	102	-
Net periodic benefit cost	$909	$185

There were no pension contributions made during the three months ended July 2, 2022 and July 3, 2021.

11.	Stockholders’ Equity

During the three month period ended July 2, 2022, the Company repurchased 294,041 shares of its Class A Common Stock at a cost of $15.9 million, which are included in Treasury Stock. During the three month period ended July 3, 2021, the Company repurchased 88,813 shares of its Class A Common Stock at a cost of $4.6 million. The Company did not repurchase any of its Class B Common Stock in either three month interim period. As of July 2, 2022, there are 4.1 million shares or $144.8 million of repurchased stock being held as Treasury Stock. These shares are not considered outstanding.

12.	Fair Value of Financial Instruments

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

		As of:
	July 2,	July 3,	March 31,
	2022	2021	2022
Carrying value	$171,089	$97,092	$113,624
Fair value	$165,108	$96,672	$108,608

13.	Other Operating Income and Expense

The Company had net other operating income of $2.0 million during the three months ended July 2, 2022, which was driven primarily by the gain on the sale of various fixed assets. During the three months ended July 3, 2021, the Company had net other operating income of $1.4 million, driven mostly by a gain from the sale of an aircraft from its Flight operation of $1.2 million.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Seneca Foods Corporation is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. Our product offerings include canned, frozen and jarred produce and snack chips that are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. Canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. We also sell products to foodservice distributors, restaurant chains, industrial markets, other food processors, export customers in over 80 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

Business Trends

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

We continue to experience material cost inflation for many of our raw materials and other input costs attributable to a number of factors, including but not limited to, the COVID-19 pandemic, the war in Ukraine, supply chain disruptions (including raw material shortages) and labor shortages. While we have no direct exposure to Russia and Ukraine, we have experienced increased costs for transportation, energy and raw materials due in part to the negative impact of the Russia-Ukraine conflict on the global economy. We attempt to manage cost inflation risks by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs. To the extent we are unable to avoid or offset any present or future cost increases our operating results could be materially adversely affected.

There still remains uncertainty around the COVID-19 pandemic. The ultimate impact depends on the severity and duration of the pandemic, including the emergence and spread of new COVID-19 variants and resurgences, the continued availability and effectiveness of vaccines and actions taken by government authorities and other third parties in response to the pandemic. We will continue to evaluate the extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition.

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended
	July 2,	July 3,
	2022	2021
Canned vegetables	$218,335	$187,944
Frozen vegetables	19,711	22,584
Fruit products	18,332	15,873
Snack products	2,980	3,412
Other	5,835	5,229
	$265,193	$235,042

Net sales totaled $265.2 million for the three months ended July 2, 2022 as compared with $235.0 million for the three months ended July 3, 2021. The overall net sales increase of $30.2 million, or 12.9%, was due to higher selling prices and increased sales volumes, generating a favorable impact of $21.2 million and $9.0 million to net sales, respectively, over the prior year quarter.

Canned vegetables were the main driver of the overall increase in net sales, increasing $30.4 million over the prior year quarter due to higher pricing necessitated by the material cost increases that the Company is experiencing along with increased sales volumes. Fruit products also increased over the prior year quarter by $2.5 million due to higher pricing. These increases were partially offset by a decrease of $2.9 million in frozen vegetables resulting from lower sales volumes as compared to the prior year quarter.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Operating and Non-Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales (percentages are shown on an absolute basis):

	Three Months Ended
	July 2,	July 3,
	2022	2021
Gross margin	8.6%	14.3%
Selling, general, and administative expense	6.9%	7.3%
Other operating income, net	0.8%	0.6%
Loss from equity investment	0.0%	0.1%
Other non-operating income	0.6%	1.0%
Interest expense, net	0.5%	0.6%
Income taxes	0.6%	1.7%

Gross margin: Gross margin for the three months ended July 2, 2022 was 8.6% as compared with 14.3% for the three months ended July 3, 2021. The decrease in gross margin for the three months ended July 2, 2022 was due primarily to a larger LIFO charge in fiscal year 2023. The Company’s LIFO charge for the three months ended July 2, 2022 was $19.2 million as compared to a charge of $2.8 million for the three months ended July 3, 2021. The increase in the LIFO reserve over the three months ended July 2, 2022 reflects the projected impact of expected cost increases throughout fiscal year 2023.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the three months ended July 2, 2022 were 6.9% as compared with 7.3% for the prior year quarter. The decrease in selling, general, and administrative costs as a percentage of net sales was due to the increase in net sales and the fixed nature of certain expenses.

Other Operating Income, net: The Company had net other operating income of $2.0 million during the three months ended July 2, 2022, which was driven primarily by the gain on the sale of various fixed assets. During the three months ended July 3, 2021, the Company had net other operating income of $1.4 million, driven mostly by a gain from the sale of an aircraft from its Flight operation of $1.2 million.

Loss from Equity Investment: The Company’s equity investment was written down to $0 in fiscal year 2022 as a result of an other-than-temporary impairment charge as the investment was determined to not be recoverable.

Other Non-Operating Income: Other non-operating income totaled $1.5 million and $2.4 million for the three months ended July 2, 2022 and July 3, 2021, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense: Interest expense as a percentage of net sales was 0.5% for the three months ended July 2, 2022 as compared to 0.6% for the pair year quarter. Interest expense remained relatively flat quarter over quarter.

Income Taxes: The Company’s effective tax rate was 24.2% and 24.0% for the three months ended July 2, 2022 and July 3, 2021 respectively. The effective tax rate was increased in the current interim period by 0.4% from state income tax rate changes, 0.2% for permanent differences and 0.2% for interest and penalties. These increases were partially offset by a 0.6% decrease in the rate impact of federal credits.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Earnings per Share:

A summary of the Company’s earnings per common share is as follows:

	Three Months Ended
	July 2,	July 3,
	2022	2021
Basic earnings per common share	$0.62	$1.56
Diluted earnings per common share:	$0.62	$1.55

For details of the calculation of these amounts, refer to footnote 3 of the Notes to condensed consolidated financial statements.

Liquidity and Capital Resources

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	July 2,	July 3,	March 31,	March 31,
	2022	2021	2022	2021
Working capital:
Balance	$417,898	$358,253	$382,287	$358,169
Change in quarter	$35,611	$84
Current portion of long-term debt	$4,000	$4,000	$4,000	$4,500
Long-term debt, less current portion	$167,089	$93,092	$109,624	$94,085
Operating lease obligations, less current portion	$19,452	$30,035	$22,533	$27,769
Financing lease obligations, less current portion	$18,422	$23,046	$19,942	$19,232
Total stockholders' equity per equivalent common share (1)	$70.40	$64.72	$69.23	$63.05
Stockholders' equity per common share	$71.20	$65.38	$69.98	$63.68
Current ratio	2.94	2.78	3.21	3.27

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 11 of the Notes to Consolidated Financial Statements of the Company’s 2021 Annual Report on Form 10-K for conversion details.

As shown in the condensed consolidated statements of cash flows, net cash used in operating activities was $22.8 million for the three months ended July 2, 2022, compared to $21.6 million provided by operating activities for the same period of the prior year, a change of $44.4 million. The reduction in cash provided by operating activities is primarily comprised of an increase in inventories of $41.5 million, a decrease in net earnings of $9.0 million, and a decrease in refundable income taxes of $3.0 million. The increases in cash provided by accounts receivable of $7.7 million for the first three months of fiscal year 2023 as compared to the first three months of fiscal year 2022 partially offset the aforementioned decreases to operating cash flows.

Cash used in investing activities was $15.3 million for the three months ended July 2, 2022 as compared to $11.8 million for the three months ended July 3, 2021, an increase of $3.5 million. Additions to property, plant and equipment increased $6.0 million during the first three months of fiscal 2023 compared to the same period of fiscal 2022, partially offset by increased proceeds received from the sale of assets of $2.6 million over the same time period.

Cash provided by financing activities was $49.4 million for the three months ended July 2, 2022, an increase of $49.2 million compared to cash used in financing activities for the three months ended July 3, 2021 of $9.8 million. Entering fiscal year 2022, the Company had cash and cash equivalents of $59.8 million on hand to use for seasonal pack needs prior to borrowing on the Revolver as compared to cash and cash equivalents of $10.9 million entering fiscal year 2023. Additionally, cost inflation in fiscal year 2023 is higher than the prior year driving seasonal borrowings for the pack higher as compared to the prior year. During the three months ended July 2, 2022, the Company borrowed $209.5 million and paid down $152.0 million, providing net cash of $57.5 million, which was a change of $58.5 million compared to the prior year quarter. Other than borrowings under the Revolver, there was no new long-term debt during the first three months of fiscal year 2023. Additionally, during the first three months of fiscal year 2023, the Company repurchased $15.9 million of its common stock under a stock repurchase program that was authorized in the first quarter of fiscal year 2022. By comparison, the Company repurchased $4.6 million during the three months ended July 3, 2021, an increase in cash used in financing activities of $11.3 million over the prior year quarter.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At July 2, 2022, the Company was in compliance with all such covenants.

Impact of Seasonality on Financial Position and Results of Operations:

While individual vegetables have seasonal cycles of peak production and sales, the different cycles are somewhat offsetting. Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for corn and green beans, the Company's highest volume vegetables, the peak inventory is in mid-autumn. The seasonal nature of the Company’s production cycle results in inventory and accounts payable reaching their lowest point late in the fourth quarter/early in the first quarter prior to the new seasonal pack commencing. As the seasonal pack progresses, these components of working capital both increase until the pack is complete. Given the material cost increases incurred to date in fiscal year 2023, both inventory and accounts payable are higher than prior year levels as of July 2, 2022.

The Company’s fruit and vegetable sales exhibit seasonal increases in the third and fourth fiscal quarters due to increased retail demand during the holiday seasons. In addition, the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis at the end of each pack cycle, which typically occurs during the second and third quarters. The seasonal nature of the Company’s sales, particularly holiday driven retail sales, result in the accounts receivable balance reaching its highest point at the end of the third and fourth fiscal quarters, while typically being the lowest at the end of the first quarter. One of the ways we attempt to offset material cost increases incurred is to increase selling prices, which resulted in a higher accounts receivable balance as compared to the prior year as of July 2, 2022.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Non-GAAP Financial Measures:

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our condensed consolidated balance sheets and related condensed consolidated statements of net earnings, comprehensive income, stockholders’ equity and cash flows.

Adjusted net earnings is calculated on a FIFO basis and excludes the impact of the Company’s loss on equity investment. The Company believes this non-GAAP financial measure provides for a better comparison of year over year operating performance. The Company does not intend for this information to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP. Set forth below is a reconciliation of reported net earnings to adjusted net earnings (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
	(In thousands)

Earnings before income taxes, as reported	$6,732	$18,605
LIFO charge	19,223	2,837
Loss on equity investment	-	156
Adjusted earnings before income taxes	25,955	21,598
Income taxes at effective tax rates	6,281	5,184
Adjusted net earnings	$19,674	$16,414

New Accounting Standards

Refer to footnote 1 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Revenue Recognition and Trade Promotion Expenses: Revenue recognition is completed for most customers at a point in time basis when product control is transferred to the customer. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The Company sells certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement provide that title to the specified inventory is transferred to the customer prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

Trade promotions are an important component of the sales and marketing of the Company’s branded products and are critical to the support of the business. Trade promotion costs, which are recorded as a reduction of net sales, include amounts paid to encourage retailers to offer temporary price reductions for the sale of the Company’s products to consumers, amounts paid to obtain favorable display positions in retail stores, and amounts paid to retailers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the retailer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

Inventories: The Company uses the lower of cost, determined under the LIFO (last-in, first-out) method, or market, to value substantially all of its inventories. In the high inflation environment that the Company is experiencing, the Company believes that the LIFO method was preferable over the FIFO method because it better matches the cost of current production to current revenue. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. In contrast, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Long-Lived Assets: The Company assesses its long-lived assets for impairment whenever there is an indicator of impairment. Property, plant, and equipment are depreciated over their assigned lives. The assigned lives and the projected cash flows used to test impairment are subjective. If actual lives are shorter than anticipated or if future cash flows are less than anticipated, a future impairment charge or a loss on disposal of the assets could be incurred. Impairment losses are evaluated if the estimated undiscounted value of the cash flows is less than the carrying value. If such is the case, a loss is recognized when the carrying value of an asset exceeds its fair value.

Income Taxes: As part of the income tax provision process of preparing the consolidated financial statements, the Company estimates income taxes. This process involves estimating current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company then assesses the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent it is believed the recovery is not likely, a valuation allowance is established.

Pension Expense: The Company has a defined benefit plan which is subject to certain actuarial assumptions. The funded status of the pension plan is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases. Certain assumptions reflect the Company's historical experience and management’s best judgment regarding future expectations.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seeks," "should," "likely," "targets," "may", "can" and variations thereof and similar expressions. Forward-looking statements are subject to known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. We believe important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

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
o

recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;

o	competitors’ pricing practices and promotional spending levels;
o	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and
o

the risks associated with third-party suppliers, including the risk that any failure by one or more of our third-party suppliers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

●	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including health, environmental, and safety regulations.

Any of these factors, as well as such other factors as discussed in our other periodic filings with the SEC, could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-Q to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate lease obligations. There have been no material changes to the Company’s exposure to market risk since March 31, 2022.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 2, 2022, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to footnote 15 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report Form 10-K for the period ended March 31, 2022 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price
	Shares Purchased		Paid per Share			Maximum Number
					Total Number of Shares	(or Approximate Dollar Value) of
	Class A	Class B	Class A	Class B	Purchased as Part of Publicly	Shares that May Yet Be Purchased
Period	Common	Common	Common	Common	Announced Plans or Programs	Under the Plans or Programs
4/01/2022 – 4/30/2022	81,480	-	$54.26	-	81,480
05/01/2022 – 05/31/2022 (1)	81,135	-	$54.52	-	70,018
06/1/2022 06/30/2022	124,384	-	$53.69	-	124,384
Total	286,999	-	$54.19	-	275,882	506,399

(1) Includes 11,117 shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.

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

SENECA FOODS CORPORATION

By:	/s/ Paul L. Palmby
Paul L. Palmby
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2022

By:	/s/ Timothy J. Benjamin
Timothy J. Benjamin
Chief Financial Officer
(Principal Financial Officer)

August 11, 2022