Form 10-Q
period 2022-10-01
Seneca Foods Corp
filed 2022-11-09
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Each Class	Trading Symbol	Which Registered
Common Stock Class A, $0.25 Par	SENEA	NASDAQ Global Select Market
Common Stock Class B, $0.25 Par	SENEB	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The number of shares outstanding of each of the registrant’s classes of common stock at the latest practical date are:

Class	Shares Outstanding at October 28, 2022
Common Stock Class A, $0.25 Par	5,878,899
Common Stock Class B, $0.25 Par	1,707,249

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Unaudited	Unaudited
	October 1, 2022	October 2, 2021	March 31, 2022
Assets

Current assets:
Cash and cash equivalents	$12,887	$11,260	$10,904
Accounts receivable, net of allowance for credit losses of $66, $86, and $54, respectively	162,517	135,338	119,169
Assets held for sale	4,604	7,427	5,979
Inventories	821,302	608,179	410,331
Refundable income taxes	-	15,558	3,866
Other current assets	3,542	5,505	5,193
Total current assets	1,004,852	783,267	555,442
Property, plant and equipment, net	283,729	260,165	268,043
Right-of-use assets operating, net	26,481	42,827	34,008
Right-of-use assets financing, net	34,838	37,301	34,867
Pension assets	51,048	62,482	52,866
Other assets	1,993	2,384	1,804
Total assets	$1,402,941	$1,188,426	$947,030

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$345,151	$268,908	$87,602
Deferred revenue	13,009	12,010	7,655
Accrued vacation	11,887	12,153	11,611
Accrued payroll	22,054	19,085	16,998
Other accrued expenses	31,051	31,890	23,269
Income taxes payable	213	-	-
Current portion of long-term debt and lease obligations	22,063	28,110	26,020
Total current liabilities	445,428	372,156	173,155
Long-term debt, less current portion	316,345	142,779	109,624
Operating lease obligations, less current portion	16,508	26,953	22,533
Financing lease obligations, less current portion	18,499	23,509	19,942
Deferred income tax liability, net	33,887	30,512	32,944
Other long-term liabilities	4,060	6,178	4,995
Total liabilities	834,727	602,087	363,193
Commitments and contingencies
Stockholders' equity:
Preferred stock	612	662	644
Common stock, $0.25 par value per share	3,043	3,041	3,041
Additional paid-in capital	98,818	98,558	98,641
Treasury stock, at cost	(165,871)	(108,507)	(128,879)
Accumulated other comprehensive loss	(26,468)	(19,067)	(26,468)
Retained earnings	658,080	611,652	636,858
Total stockholders' equity	568,214	586,339	583,837
Total liabilities and stockholders’ equity	$1,402,941	$1,188,426	$947,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$439,842	$372,256	$705,035	$607,298

Costs and expenses:
Cost of product sold	398,063	329,528	640,413	530,947
Selling, general and administrative	20,480	19,136	38,722	36,410
Other operating (income) loss, net	(537)	1,773	(2,532)	395
Total costs and expenses	418,006	350,437	676,603	567,752
Operating income	21,836	21,819	28,432	39,546
Other income and expenses:
Loss from equity investment	-	7,619	-	7,775
Other non-operating income	(1,527)	(2,375)	(3,053)	(4,751)
Interest expense, net	2,370	1,336	3,760	2,678
Earnings before income taxes	20,993	15,239	27,725	33,844
Income taxes	4,862	3,585	6,491	8,054
Net earnings	$16,131	$11,654	$21,234	$25,790

Earnings per share:
Basic	$2.05	$1.32	$2.64	$2.88
Diluted	$2.03	$1.31	$2.62	$2.86

Weighted average common shares outstanding:
Basic	7,836	8,810	7,995	8,917
Diluted	7,906	8,880	8,065	8,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Comprehensive income:
Net earnings	$16,131	$11,654	$21,234	$25,790
Total	$16,131	$11,654	$21,234	$25,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net earnings	$21,234	$25,790
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation & amortization	19,844	17,691
Gain on the sale of assets	(2,167)	(1,911)
Loss from equity investment	-	7,775
Deferred income taxes	943	2,206
Changes in operating assets and liabilities:
Accounts receivable	(42,848)	(42,861)
Inventories	(410,971)	(265,035)
Other current assets	1,651	(1,800)
Income taxes	4,079	(7,173)
Accounts payable, accrued expenses and other	274,614	215,351
Net cash used by operating activities	(133,621)	(49,967)
Cash flows from investing activities:
Additions to property, plant and equipment	(33,871)	(28,234)
Proceeds from the sale of assets	4,045	4,649
Net cash used by investing activities	(29,826)	(23,585)
Cash flows from financing activities:
Long-term borrowing	499,956	116,008
Payments on long-term debt	(293,235)	(67,314)
Other assets	-	(2,639)
Payments on financing leases	(4,287)	(3,759)
Purchase of treasury stock	(36,992)	(17,309)
Dividends	(12)	(12)
Net cash provided by financing activities	165,430	24,975

Net increase (decrease) in cash and cash equivalents	1,983	(48,577)
Cash and cash equivalents, beginning of the period	10,904	59,837
Cash and cash equivalents, end of the period	$12,887	$11,260

Supplemental disclosures of cash flow information:
Noncash transactions:
Right-of-use assets obtained in exchange for lease obligations	$5,166	$19,972
Right-of-use assets derecognized upon early lease termination	$2,564	$1,206
Property, plant and equipment purchased on account	$517	$1,523
Sale of property, plant and equipment in exchange for note receivable	$750	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2023:
Balances, March 31, 2022	$644	$3,041	$98,641	$(128,879)	$(26,468)	$636,858
Net earnings	-	-	-	-	-	5,103
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Issue stock for bonus program	-	1	76	-	-	-
Equity incentive program	-	-	33	-	-	-
Purchase treasury stock	-	-	-	(15,923)	-	-
Balances, July 2, 2022.	$644	$3,042	$98,750	$(144,802)	$(26,468)	$641,949
Second Quarter FY 2023:
Net earnings	-	-	-	-	-	16,131
Equity incentive program	-	-	37	-	-	-
Preferred stock conversion	(32)	1	31	-	-	-
Purchase treasury stock	-	-	-	(21,069)	-	-
Balances, October 1, 2022	$612	$3,043	$98,818	$(165,871)	$(26,468)	$658,080

First Quarter FY 2022:
Balances, March 31, 2021	$663	$3,041	$98,502	$(91,198)	$(19,067)	$585,874
Net earnings	-	-	-	-	-	14,136
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(4,552)	-	-
Balances, July 3, 2021	$663	$3,041	$98,527	$(95,750)	$(19,067)	$599,998
Second Quarter FY 2022:
Net earnings	-	-	-	-	-	11,654
Equity incentive program	-	-	30	-	-	-
Preferred stock conversion	(1)	-	1	-	-	-
Purchase treasury stock	-	-	-	(12,757)	-	-
Balances, October 2, 2021	$662	$3,041	$98,558	$(108,507)	$(19,067)	$611,652

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25

Shares authorized and designated:
October 1, 2022	200,000	1,400,000	30,180	20,000,000	10,000,000
Shares outstanding:
October 1, 2022	200,000	807,240	30,180	5,943,496	1,707,249

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

New Accounting Pronouncements and Policies

Effective April 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended in November 2018 through ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). The amended guidance requires entities to estimate lifetime expected credit losses for trade and other receivables, including those that are current with respect to payment terms, along with other financial instruments which may result in earlier recognition of credit losses. The Company evaluated its existing methodology for estimating an allowance for doubtful accounts and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. In determining the Company’s reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The adoption of ASU 2016-13 did not have a material impact to the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides an optional expedient and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The optional guidance can be applied from March 12, 2020 through December 31, 2022. ASU 2020-04 eases the potential accounting burden associated with the expected discontinuance of the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which are being replaced by alternative reference rates such as the Secured Overnight Financing Rate (SOFR). The interest rates associated with the Company’s previous borrowings under its senior revolving credit facility (as defined in Note 7, “Long-term Debt”) were tied to LIBOR. Subsequent to the amendment of the senior revolving credit facility agreement on September 14, 2022, the Company’s borrowings are tied to SOFR plus a spread adjustment (see Note 7, “Long-term Debt”). The adoption of ASU 2020-04 as a result of this amendment did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Six months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Canned vegetables	$364,749	$299,588	$583,084	$487,532
Frozen vegetables	40,095	40,850	59,806	63,434
Fruit products	23,971	22,286	42,303	38,159
Snack products	3,695	3,685	6,675	7,097
Other	7,332	5,847	13,167	11,076
Net sales	$439,842	$372,256	$705,035	$607,298

As a result of certain contracts with customers, the Company has contract asset balances of $0.5 million, $0.7 million, and $0.9 million as of October 1, 2022, October 2, 2021, and March 31, 2022 respectively, which are included in other current assets on the condensed consolidated balance sheets.

3.	Earnings per Common Share

Earnings per share for the three months ended October 1, 2022 and October 2, 2021 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Basic
Net earnings	$16,131	$11,654	$21,234	$25,790
Deduct preferred stock dividends paid	6	6	12	12
Undistributed net earnings	16,125	11,648	21,222	25,778
Earnings attributable to participating preferred	65	45	85	99
Earnings attributable to common shareholders	$16,060	$11,603	$21,137	$25,679

Weighted average common shares outstanding	7,836	8,810	7,995	8,917

Basic earnings per common share	$2.05	$1.32	$2.64	$2.88

Diluted
Earnings attributable to common shareholders	$16,060	$11,603	$21,137	$25,679
Add dividends on convertible preferred stock	5	5	10	10
Earnings attributable to common stock on a diluted basis	$16,065	$11,608	$21,147	$25,689
Weighted average common shares outstanding-basic	7,836	8,810	7,995	8,917
Additional shares issued related to the equity compensation plan	3	3	3	3
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	7,906	8,880	8,065	8,987

Diluted earnings per common share	$2.03	$1.31	$2.62	$2.86

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Inventories

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

As of October 1, 2022, October 2, 2021, and March 31, 2022, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $212.9 million, $140.3 million, and $164.5 million, respectively. In order to state inventories at LIFO, the Company recorded an increase to cost of products sold of $29.2 million and $8.8 million for the three months ended October 1, 2022 and October 2, 2021, respectively, and an increase to cost of products sold of $48.4 million and $11.6 million for the six months ended October 1, 2022 and October 1, 2021, respectively.

The following table shows inventory by category and the related LIFO reserve (in thousands):

		As of:
	October 1,	October 2,	March 31,
	2022	2021	2022
Finished products	$805,500	$629,503	385,681
In process	47,050	17,810	23,652
Raw materials and supplies	181,680	101,177	165,491
	1,034,230	748,490	574,824
Less excess of FIFO cost over LIFO cost	212,928	140,311	164,493
Inventories	$821,302	$608,179	$410,331

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

		As of:
	October 1,	October 2,	March 31,
	2022	2021	2022

Land and land improvements	$43,686	$42,798	$42,981
Buildings and improvements	204,767	192,913	202,444
Machinery and equipment	421,015	385,219	403,192
Office furniture, vehicles and computer software	10,326	10,018	10,003
Construction in progress	40,688	37,257	29,976
Property, plant and equipment, cost	720,482	668,205	688,596
Less: accumulated depreciation	(436,753)	(408,040)	(420,553)
Property, plant and equipment, net	$283,729	$260,165	$268,043

Depreciation expense totaled $8.3 million and $7.5 million for the three months ended October 1, 2022 and October 2, 2021, respectively. For the six months ended October 1, 2022 and October 2, 2021, depreciation expense totaled $16.4 million and $14.7 million, respectively.

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

		As of:
	October 1,	October 2,	March 31,
	2022	2021	2022
Property, plant and equipment, net	$4,604	$7,427	$5,979
Current assets held for sale	$4,604	$7,427	$5,979

7.	Long-Term Debt

Long-term debt is comprised of the following (in thousands):

		As of
	October 1,	October 2,	March 31,
	2022	2021	2022
Revolving credit facility	$229,213	$51,679	$20,508
Term loan	90,916	94,884	92,900
Other	216	216	216
Total long-term debt	320,345	146,779	113,624
Less current portion	4,000	4,000	4,000
Long-term debt, less current portion	$316,345	$142,779	$109,624

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

On September 14, 2022, the Company entered into a First Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amendment”) which amended several provisions to replace LIBOR with SOFR plus a spread adjustment as the interest rate benchmark on the Revolver. The transition to SOFR did not materially impact the interest rates applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Revolver as a result of the Amendment.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates certain quantitative data for Revolver borrowings during fiscal year 2023 and fiscal year 2022 (in thousands):

	As of:
	October 1,	October 2,	March 31,
	2022	2021	2022
Outstanding borrowings	$229,213	$51,679	$20,508
Weighted average interest rate	4.16%	1.33%	1.71%

	Three Months Ended:		Six Months Ended:
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Maximum amount of borrowings	$229,213	$51,679	$229,213	$51,679
Average outstanding borrowings	$128,650	$11,206	$77,277	$5,989
Weighted average interest rate	3.66%	1.29%	3.42%	1.34%

Term Loan

On May 28, 2020 the Company entered into an Amended and Restated Loan and Guaranty Agreement that provides for a $100.0 million unsecured term loan (the “Term Loan”), maturing on June 1, 2025. The amended and restated agreement converted the Term Loan to a fixed interest rate of 3.30% until maturity rather than a variable interest rate in addition to requiring quarterly principal payments of $1.0 million, which commenced during fiscal year 2021. The Company incurred financing costs totaling $0.2 million, which have been classified as a discount to the debt. This agreement contains certain covenants, including maintaining a minimum EBITDA and minimum tangible net worth.

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

Lease terms may include options to extend or terminate the lease, and the impact of these options are included in the calculation of the ROU asset and lease obligation only when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and non-lease components for its leases when it is impractical to separate the two. In addition, the Company may have certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the accompanying condensed consolidated balance sheets

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ROU assets and lease obligations for the Company’s operating and financing leases are disclosed separately in the Company’s condensed consolidated balance sheets. The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Lease cost:
Amortization of right of use asset	$1,668	$1,546	$3,257	$2,841
Interest on lease liabilities	242	279	481	536
Finance lease cost	1,910	1,825	3,738	3,377
Operating lease cost	3,657	4,960	7,884	9,960
Total lease cost	$5,567	$6,785	$11,622	$13,337

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases			$481	$536
Operating cash flows from operating leases			10,404	12,248
Financing cash flows from finance leases			4,287	3,759
			$15,172	$16,543

Right-of-use assets obtained in exchange for new finance lease liabilities			$3,298	$9,531
Right-of-use assets obtained in exchange for new operating lease liabilities			$1,868	$10,441
Weighted-average lease term (years):
Financing leases			4.6	4.8
Operating leases			4.5	4.2
Weighted-average discount rate:
Financing leases			3.5%	3.4%
Operating leases			4.2%	4.2%

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of October 1, 2022 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2023	$3,271	$4,873
2024	8,914	8,265
2025	5,521	4,931
2026	3,029	3,844
2027	2,517	2,786
2028-2033	5,059	4,949
Total minimum payment required	$28,311	$29,648
Less interest	2,548	2,341
Present value of minimum lease payments	25,763	27,307
Amount due within one year	9,255	8,808
Long-term lease obligations	$16,508	$18,499

9.	Income Taxes

The Company’s effective tax rate was 23.4% and 23.8% for the six months ended October 1, 2022 and October 2, 2021 respectively. The effective tax rate decreased in the current six-month interim period primarily due to the impact of federal credits, which decreased the effective rate by 0.8%. The overall rate decrease was partially offset by increases in permanent differences of 0.2% and state tax rates of 0.1% as compared to the prior year six-month interim period.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Service cost including administration	$2,435	$2,560	$4,870	$5,121
Interest cost	2,374	1,878	4,748	3,756
Expected return on plan assets	(4,025)	(4,276)	(8,051)	(8,553)
Amortization of prior service cost	23	23	46	46
Amortization of net loss	102	-	205	-
Net periodic benefit cost	$909	$185	$1,818	$370

There were no pension contributions made during the six months ended October 1, 2022 and October 2, 2021.

11.	Stockholders’ Equity

During the six month period ended October 1, 2022, the Company repurchased 689,926 shares of its Class A Common Stock at a cost of $37.0 million, which are included in Treasury Stock. During the six month period ended October 2, 2021, the Company repurchased 342,472 shares of its Class A Common Stock at a cost of $17.3 million. The Company did not repurchase any of its Class B Common Stock in either six month interim period. As of October 1, 2022, there are 4,529,274 shares or $165.9 million of repurchased stock being held as Treasury Stock. These shares are not considered outstanding.

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

		As of:
	October 1,	October 2,	March 31,
	2022	2021	2022
Carrying value	$320,345	$146,779	$113,624
Estimated fair value	$312,336	$146,387	$108,608

13.	Other Operating Income and Expense

The Company had net other operating income of $0.5 million during the three months ended October 1, 2022, which was driven primarily by a true-up of the supplemental early retirement plan accrual partially offset by a loss on the sale of various fixed assets. During the three months ended October 2, 2021, the Company had net other operating expense of $1.8 million, driven mostly by a charge for a supplemental retirement plan partially offset by a gain on the sale of a facility and various other fixed assets.

During the six months ended October 1, 2022, the Company had net other operating income of $2.5 million, which was driven primarily by a gain on the sale of the Company’s western trucking fleet amongst other fixed assets and a true-up of the supplemental early retirement plan accrual. During the six months ended October 2, 2021, the Company had net other operating expense of $0.4 million, driven mostly by a charge for a supplemental early retirement plan offset by a gain on the sale of an aircraft.

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

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Canned vegetables	$364,749	$299,588	$583,084	$487,532
Frozen vegetables	40,095	40,850	59,806	63,434
Fruit products	23,971	22,286	42,303	38,159
Snack products	3,695	3,685	6,675	7,097
Other	7,332	5,847	13,167	11,076
Net sales	$439,842	$372,256	$705,035	$607,298

Three Months Ended October 1, 2022 and October 2, 2021

Net sales totaled $439.8 million for the three months ended October 1, 2022 as compared with $372.3 million for the three months ended October 2, 2021. The overall net sales increase of $67.5 million, or 18.2%, was predominantly due to higher selling prices as total sales volume remained relatively flat year over year.

Canned vegetables were the main driver of the overall increase in net sales, increasing by $65.2 million over the prior year quarter due to higher pricing necessitated by the material cost increases that the Company is experiencing. Fruit products also increased over the prior year quarter by $1.7 million due to higher pricing that was partially offset by lower sales volume. These increases to net sales were partially offset by a decrease of $0.8 million in frozen vegetables resulting from lower sales volumes as compared to the prior year quarter.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Six Months Ended October 1, 2022 and October 2, 2021

Net sales amounted to $705.0 million for the six months ended October 1, 2022 as compared with $607.3 million for the six months ended October 1, 2021. The overall net sales increase of $97.7 million, or 16.1%, was due to higher selling prices and increased sales volumes, generating a favorable impact of $88.6 million and $9.1 million to net sales, respectively, as compared to the prior year six-month interim period.

Canned vegetables increased $95.6 million over the prior year six-month interim period due to higher selling pricing necessitated by the material cost increases that the Company is experiencing in addition to increased sales volumes. Pricing represented $73.3 million of the net sales increase within the canned vegetable category while higher sales volumes contributed the remaining $22.3 million of the net sales increase. Fruit products also increased over the prior year six-month interim period by $4.1 million, primarily due to higher pricing. These increases were partially offset by a decrease of $3.6 million in frozen vegetables resulting primarily from lower sales volumes as compared to the prior year six-month interim period.

Operating and Non-Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Gross margin	9.5%	11.5%	9.2%	12.6%
Selling, general, and administative expense	4.7%	5.1%	5.5%	6.0%
Other operating (income) expense, net	(0.1%)	0.5%	(0.4%)	0.1%
Operating income	5.0%	5.9%	4.0%	6.5%
Loss from equity investment	0.0%	2.0%	0.0%	1.3%
Other non-operating income	0.3%	0.6%	0.4%	0.8%
Interest expense, net	0.5%	0.4%	0.5%	0.4%

Three Months Ended October 1, 2022 and October 2, 2021

Gross margin: Gross margin for the three months ended October 1, 2022 was 9.5% as compared with 11.5% for the three months ended October 2, 2021. The decrease in gross margin for the three months ended October 1, 2022 was due primarily to a larger LIFO charge in fiscal year 2023. The Company’s LIFO charge for the three months ended October 1, 2022 was $29.2 million as compared to a charge of $8.8 million for the three months ended October 2, 2021. The increase in the LIFO reserve over the three months ended October 1, 2022 reflects the projected impact of expected cost increases throughout fiscal year 2023.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the three months ended October 1, 2022 were 4.7% as compared with 5.1% for the prior year quarter. The decrease in selling, general, and administrative costs as a percentage of net sales was due to the increase in net sales and the fixed nature of certain expenses.

Other Operating (Income) Expense, net: The Company had net other operating income of $0.5 million during the three months ended October 1, 2022, which was driven primarily by a true-up of the supplemental early retirement plan accrual partially offset by a loss on the sale of various fixed assets. During the three months ended October 2, 2021, the Company had net other operating expense of $1.8 million, driven mostly by a charge for a supplemental retirement plan partially offset by a gain on the sale of a facility and various other fixed assets.

Loss from Equity Investment: The Company’s equity investment was written down to $0 in fiscal year 2022 as a result of an other-than-temporary impairment charge as the investment was determined to not be recoverable.

Other Non-Operating Income: Other non-operating income totaled $1.5 million and $2.4 million for the three months ended October 1, 2022 and October 2, 2021, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense: Interest expense as a percentage of net sales was 0.5% for the three months ended October 1, 2022 as compared to 0.4% for the three months ended October 2, 2021. Interest expense increased from $1.3 million in the prior year quarter to $2.4 million for the current quarter as a result of higher interest rates and increased average borrowing levels, however remained relatively flat as a percentage of net sales given the increased sales for the current quarter.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Six Months Ended October 1, 2022 and October 2, 2021

Gross margin: Gross margin for the six months ended October 1, 2022 was 9.2% as compared with 12.6% for the six months ended October 2, 2021. The decrease in gross margin for the six months ended October 1, 2022 was due primarily to a larger LIFO charge in fiscal year 2023. The Company’s LIFO charge for the six months ended October 1, 2022 was $48.4 million as compared to a charge of $11.6 million for the six months ended October 2, 2021. The increase in the LIFO reserve over the six months ended October 1, 2022 reflects the projected impact of expected cost increases throughout fiscal year 2023.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the six months ended October 1, 2022 were 5.5% as compared with 6.0% for comparable prior year six-month interim period. The decrease in selling, general, and administrative costs as a percentage of net sales was due to the increase in net sales and the fixed nature of certain expenses.

Other Operating (Income) Expense, net: During the six months ended October 1, 2022, the Company had net other operating income of $2.5 million, which was driven primarily by a gain on the sale of the Company’s western trucking fleet amongst other fixed assets and a true-up of the supplemental early retirement plan accrual. During the six months ended October 2, 2021, the Company had net other operating expense of $0.4 million, driven mostly by a charge for a supplemental early retirement plan offset by a gain on the sale of an aircraft.

Loss from Equity Investment: The Company’s equity investment was written down to $0 in fiscal year 2022 as a result of an other-than-temporary impairment charge as the investment was determined to not be recoverable.

Other Non-Operating Income: Other non-operating income totaled $3.1 million and $4.8 million for the six months ended October 1, 2022 and October 2, 2021, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense: Interest expense as a percentage of net sales was 0.5% for the six months ended October 1, 2022 as compared to 0.4% for the six months ended October 2, 2021. Interest expense increased from $2.7 million in the prior year six-month interim period to $3.8 million for the six months ended October 1, 2022 as a result of higher interest rates and increased average borrowing levels, however remained relatively flat as a percentage of net sales given the increased sales through the first six months of fiscal year 2023.

Income Taxes:

The Company’s effective tax rate was 23.4% and 23.8% for the six months ended October 1, 2022 and October 2, 2021 respectively. The effective tax rate decreased in the current six-month interim period primarily due to the impact of federal credits, which decreased the effective rate by 0.8%. The overall rate decrease was partially offset by increases in permanent differences of 0.2% and state tax rates of 0.1% as compared to the prior year six-month interim period.

Earnings per Share:

A summary of the Company’s earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Basic earnings per common share	$2.05	$1.32	$2.64	$2.88
Diluted earnings per common share:	$2.03	$1.31	$2.62	$2.86

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Liquidity and Capital Resources

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	October 1,	October 2,	March 31,	March 31,
	2022	2021	2022	2021
Working capital:
Balance	$559,424	$411,111	$382,287	$358,169
Change in quarter	$141,526	$52,858
Current portion of long-term debt	$4,000	$4,000	$4,000	$4,500
Long-term debt, less current portion	$316,345	$142,779	$109,624	$94,085
Operating lease obligations, less current portion	$16,508	$26,953	$22,533	$27,769
Financing lease obligations, less current portion	$18,499	$23,509	$19,942	$19,232
Total stockholders' equity per equivalent common share (1)	$73.33	$66.46	$69.23	$63.05
Stockholders' equity per common share	$74.19	$67.16	$69.98	$63.68
Current ratio	2.26	2.10	3.21	3.27

Note: Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 11 of the Notes to Consolidated Financial Statements of the Company’s 2022 Annual Report on Form 10-K for conversion details.

As shown in the condensed consolidated statements of cash flows, net cash used by operating activities was $133.6 million for the six months ended October 1, 2022, compared to $50.0 million used by operating activities for the same period of the prior year, a change of $83.6 million. The increase in cash used by operating activities is primarily comprised of an increase in cash used for working capital purposes. Inventories increased by $145.9 million, driven by the increased size of the current year harvest in addition to material cost inflation to various production inputs. The increase in inventory was partially offset by a decrease in accounts payable, accrued expenses, and other of $59.3 million and income taxes of $11.3 million.

Cash used by investing activities was $29.8 million for the six months ended October 1, 2022 as compared to $23.6 million for the six months ended October 2, 2021, an increase of $6.2 million. Additions to property, plant and equipment increased $5.6 million during the first six months of fiscal 2023 compared to the same period of fiscal 2022, representing the majority of the increase.

Cash provided by financing activities was $165.4 million for the six months ended October 1, 2022, an increase of $140.4 million compared to cash provided by financing activities for the six months ended October 2, 2021 of $25.0 million. Entering fiscal year 2022, the Company had cash and cash equivalents of $59.8 million on hand to use for seasonal pack needs prior to borrowing on the Revolver as compared to cash and cash equivalents of $10.9 million entering fiscal year 2023. Additionally, cost inflation in fiscal year 2023 is higher than the prior year driving seasonal borrowings for the pack higher as compared to the prior year. During the six months ended October 1, 2022, the Company borrowed $500.0 million and paid down $293.2 million, providing net cash of $206.8 million, which was a change of $158.0 million compared to the comparable prior year period. Other than borrowings under the Revolver, there was no new long-term debt during the first six months of fiscal year 2023. Additionally, during the first six months of fiscal year 2023, the Company repurchased $37.0 million of its common stock, the majority of which was done through a stock repurchase program that was authorized in the first quarter of fiscal year 2022. By comparison, the Company repurchased $17.3 million during the six months ended October 2, 2021, an increase in cash used in financing activities of $19.7 million over the comparable prior year period.

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

On September 14, 2022, the Company entered into a First Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amendment”) which amended several provisions to replace LIBOR with SOFR plus a spread adjustment as the interest rate benchmark on the Revolver. The transition to SOFR did not materially impact the interest rates applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Revolver as a result of the Amendment.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OPERATIONS

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At October 1, 2022, the Company was in compliance with all such covenants.

Impact of Seasonality on Financial Position and Results of Operations:

While individual vegetables have seasonal cycles of peak production and sales, the different cycles are somewhat offsetting. Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for corn and green beans, the Company's highest volume vegetables, the peak inventory is in mid-autumn. The seasonal nature of the Company’s production cycle results in inventory and accounts payable reaching their lowest point late in the fourth quarter/early in the first quarter prior to the new seasonal pack commencing. As the seasonal pack progresses, these components of working capital both increase until the pack is complete. Given the material cost increases incurred to date in fiscal year 2023, both inventory and accounts payable are higher than prior year levels as of October 1, 2022.

The Company’s fruit and vegetable sales exhibit seasonal increases in the third and fourth fiscal quarters due to increased retail demand during the holiday seasons. In addition, the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis at the end of each pack cycle, which typically occurs during the second and third quarters. The seasonal nature of the Company’s sales, particularly holiday driven retail sales, result in the accounts receivable balance reaching its highest point at the end of the third and fourth fiscal quarters, while typically being the lowest at the end of the first quarter. One of the ways we attempt to offset material cost increases incurred is to increase selling prices, which resulted in a higher accounts receivable balance as compared to the prior year as of October 1, 2022.

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

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Earnings before income taxes, as reported	$20,993	$15,239	$27,725	$33,844
LIFO charge	29,210	8,802	48,435	11,639
Loss on equity investment	-	7,619	-	7,775
Adjusted earnings before income taxes	50,203	31,660	76,160	53,258
Income taxes at effective tax rates	11,748	7,535	17,821	12,675
Adjusted net earnings	$38,455	$24,125	$58,339	$40,583

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

Inventories: The Company uses the lower of cost, determined under the LIFO method, or market, to value substantially all of its inventories. In the high inflation environment that the Company is experiencing, the Company believes that the LIFO method was preferable over the FIFO method because it better matches the cost of current production to current revenue. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. In contrast, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 1, 2022, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price
	Shares Purchased		Paid per Share			Maximum Number
					Total Number of Shares	(or Approximate Dollar Value) of
	Class A	Class B	Class A	Class B	Purchased as Part of Publicly	Shares that May Yet Be Purchased
Period	Common	Common	Common	Common	Announced Plans or Programs	Under the Plans or Programs
7/01/2022 – 7/31/2022	89,230	-	$56.30	-	89,230
08/01/2022 – 08/31/2022 (1)	110,366	-	$55.68	-	98,180
09/1/2022 09/30/2022	203,331	-	$50.76	-	203,331
Total	402,927	-	$54.25	-	390,741	615,658

(1) Includes 12,186 shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

10.1	First Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of September 14, 2022 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger

31.1	Certification of Paul L. Palmby pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Benjamin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (filed herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document (filed herewith).
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FOODS CORPORATION

By:	/s/ Paul L. Palmby
Paul L. Palmby
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2022

By:	/s/ Timothy J. Benjamin
Timothy J. Benjamin
Chief Financial Officer
(Principal Financial Officer)

November 9, 2022