Form 10-Q
period 2022-12-31
Seneca Foods Corp
filed 2023-02-08
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock at the latest practical date are:

Class	Shares Outstanding at January 27, 2023
Common Stock Class A, $.25 Par	5,889,247
Common Stock Class B, $.25 Par	1,707,241

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Unaudited	Unaudited
	December 31, 2022	January 1, 2022	March 31, 2022
Assets

Current assets:
Cash and cash equivalents	$12,516	$11,011	$10,904
Accounts receivable, net of allowance for credit losses of $77, $53, and $54, respectively	94,947	80,361	119,169
Assets held for sale	1,615	8,930	5,979
Inventories	780,457	481,978	410,331
Refundable income taxes	-	14,088	3,866
Other current assets	4,283	8,809	5,193
Total current assets	893,818	605,177	555,442
Property, plant and equipment, net	297,676	258,204	268,043
Right-of-use assets operating, net	26,012	38,442	34,008
Right-of-use assets financing, net	33,882	35,968	34,867
Pension assets	51,786	62,690	52,866
Other assets	1,670	1,878	1,804
Total assets	$1,304,844	$1,002,359	$947,030

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$156,065	$111,323	$87,602
Deferred revenue	14,412	12,199	7,655
Accrued vacation	11,682	11,951	11,611
Accrued payroll	12,469	9,885	16,998
Other accrued expenses	26,921	27,472	23,269
Income taxes payable	4,007	-	-
Current portion of long-term debt and lease obligations	21,344	27,111	26,020
Total current liabilities	246,900	199,941	173,155
Long-term debt, less current portion	399,948	123,808	109,624
Operating lease obligations, less current portion	17,219	24,533	22,533
Financing lease obligations, less current portion	17,382	21,587	19,942
Deferred income tax liability, net	34,362	32,361	32,944
Other long-term liabilities	3,954	5,575	4,995
Total liabilities	719,765	407,805	363,193
Commitments and contingencies
Stockholders' equity:
Preferred stock	607	644	644
Common stock, $.25 par value per share	3,043	3,041	3,041
Additional paid-in capital	98,862	98,608	98,641
Treasury stock, at cost	(170,088)	(118,977)	(128,879)
Accumulated other comprehensive loss	(26,468)	(19,067)	(26,468)
Retained earnings	679,123	630,305	636,858
Total stockholders' equity	585,079	594,554	583,837
Total liabilities and stockholders’ equity	$1,304,844	$1,002,359	$947,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net sales	$473,254	$445,593	$1,178,289	$1,052,891

Costs and expenses:
Cost of product sold	419,465	400,608	1,059,878	931,555
Selling, general and administrative	21,914	21,032	60,636	57,442
Plant restructuring charge (credit)	1,829	(110)	1,937	3
Other operating expense (income), net	229	399	(2,411)	681
Total costs and expenses	443,437	421,929	1,120,040	989,681
Operating income	29,817	23,664	58,249	63,210
Other income and expenses:
Loss from equity investment	-	-	-	7,775
Other non-operating income	(2,017)	(2,218)	(5,070)	(6,969)
Interest expense, net	4,277	1,505	8,037	4,183
Earnings before income taxes	27,557	24,377	55,282	58,221
Income taxes	6,503	5,713	12,994	13,767
Net earnings	$21,054	$18,664	$42,288	$44,454

Earnings per share:
Basic	$2.77	$2.16	$5.36	$5.02
Diluted	$2.74	$2.14	$5.31	$4.98

Weighted average common shares outstanding:
Basic	7,582	8,603	7,858	8,813
Diluted	7,655	8,674	7,931	8,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022

Comprehensive income:
Net earnings	$21,054	$18,664	$42,288	$44,454
Total	$21,054	$18,664	$42,288	$44,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net earnings	$42,288	$44,454
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation & amortization	30,344	27,048
Gain on the sale of assets	(2,191)	(1,635)
Provision for restructuring	1,937	3
Loss from equity investment	-	7,775
Deferred income taxes	1,418	4,055
Changes in operating assets and liabilities:
Accounts receivable	24,722	11,893
Inventories	(370,126)	(138,834)
Other current assets	910	(4,786)
Income taxes	7,873	(5,703)
Accounts payable, accrued expenses and other	73,345	44,645
Net cash used by operating activities	(189,480)	(11,085)
Cash flows from investing activities:
Additions to property, plant and equipment	(56,509)	(36,437)
Proceeds from the sale of assets	5,013	4,773
Net cash used by investing activities	(51,496)	(31,664)
Cash flows from financing activities:
Long-term borrowing	783,346	278,106
Payments on long-term debt	(493,022)	(248,383)
Other assets	-	(2,206)
Payments on financing leases	(6,515)	(5,803)
Purchase of treasury stock	(41,209)	(27,779)
Dividends	(12)	(12)
Net cash provided (used) by financing activities	242,588	(6,077)

Net increase (decrease) in cash and cash equivalents	1,612	(48,826)
Cash and cash equivalents, beginning of the period	10,904	59,837
Cash and cash equivalents, end of the period	$12,516	$11,011

Supplemental disclosures of cash flow information:
Noncash transactions:
Right-of-use assets obtained in exchange for lease obligations	$8,237	$20,259
Right-of-use assets derecognized upon early lease termination	$2,874	$1,546
Property, plant and equipment purchased on account	$970	$2,229
Sale of property, plant and equipment in exchange for note receivable	$750	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2023:
Balances, March 31, 2022	$644	$3,041	$98,641	$(128,879)	$(26,468)	$636,858
Net earnings	-	-	-	-	-	5,103
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Issue stock for bonus program	-	1	76	-	-	-
Equity incentive program	-	-	33	-	-	-
Purchase treasury stock	-	-	-	(15,923)	-	-
Balances, July 2, 2022	$644	$3,042	$98,750	$(144,802)	$(26,468)	$641,949
Second Quarter FY 2023:
Net earnings	-	-	-	-	-	16,131
Equity incentive program	-	-	37	-	-	-
Preferred stock conversion	(32)	1	31	-	-	-
Purchase treasury stock	-	-	-	(21,069)	-	-
Balances, October 1, 2022	$612	$3,043	$98,818	$(165,871)	$(26,468)	$658,080
Third Quarter FY 2023:
Net earnings	-	-	-	-	-	21,054
Cash dividends declared on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	39	-	-	-
Preferred stock conversion	(5)	-	5	-	-	-
Purchase treasury stock	-	-	-	(4,217)	-	-
Balances, December 31, 2022	$607	$3,043	$98,862	$(170,088)	$(26,468)	$679,123

First Quarter FY 2022:
Balances, March 31, 2021	$663	$3,041	$98,502	$(91,198)	$(19,067)	$585,874
Net earnings	-	-	-	-	-	14,136
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Equity incentive program	-	-	25	-	-	-
Purchase treasury stock	-	-	-	(4,552)	-	-
Balances, July 3, 2021	$663	$3,041	$98,527	$(95,750)	$(19,067)	$599,998
Second Quarter FY 2022:
Net earnings	-	-	-	-	-	11,654
Equity incentive program	-	-	30	-	-	-
Preferred stock conversion	(1)	-	1	-	-	-
Purchase treasury stock	-	-	-	(12,757)	-	-
Balances, October 2, 2021	$662	$3,041	$98,558	$(108,507)	$(19,067)	$611,652
Third Quarter FY 2022:
Net earnings	-	-	-	-	-	18,664
Cash dividends declared on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	32	-	-	-
Preferred stock conversion	(18)	-	18	-	-	-
Purchase treasury stock	-	-	-	(10,470)	-	-
Balances, January 1, 2022	$644	$3,041	$98,608	$(118,977)	$(19,067)	$630,305

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25

Shares authorized and designated:
December 31, 2022	200,000	1,400,000	29,780	20,000,000	10,000,000
Shares outstanding:
December 31, 2022	200,000	807,240	29,780	5,867,759	1,707,241

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

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Canned vegetables	$392,942	$373,205	$976,026	$860,737
Frozen vegetables	33,754	32,305	93,560	95,739
Fruit products	33,371	30,192	75,674	68,351
Snack products	3,360	2,550	10,035	9,647
Other	9,827	7,341	22,994	18,417
Net sales	$473,254	$445,593	$1,178,289	$1,052,891

As a result of certain contracts with customers, the Company has contract asset balances of $0.7 million, $0.9 million, and $0.9 million as of December 31, 2022, January 1, 2022, and March 31, 2022 respectively, which are included in other current assets on the condensed consolidated balance sheets.

3.	Earnings per Common Share

Earnings per share for the three and nine months ended December 31, 2022 and January 1, 2022 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Basic
Net earnings	$21,054	$18,664	$42,288	$44,454
Deduct preferred stock dividends paid	6	6	17	17
Undistributed net earnings	21,048	18,658	42,271	44,437
Earnings attributable to participating preferred	82	72	169	171
Earnings attributable to common shareholders	$20,966	$18,586	$42,102	$44,266

Weighted average common shares outstanding	7,582	8,603	7,858	8,813

Basic earnings per common share	$2.77	$2.16	$5.36	$5.02

Diluted
Earnings attributable to common shareholders	$20,966	$18,586	$42,102	$44,266
Add dividends on convertible preferred stock	5	5	15	15
Earnings attributable to common stock on a diluted basis	$20,971	$18,591	$42,117	$44,281
Weighted average common shares outstanding-basic	7,582	8,603	7,858	8,813
Additional shares issued related to the equity compensation plan	6	4	6	4
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	7,655	8,674	7,931	8,884

Diluted earnings per common share	$2.74	$2.14	$5.31	$4.98

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Inventories

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

As of December 31, 2022, January 1, 2022, and March 31, 2022, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $243.8 million, $159.3 million, and $164.5 million, respectively. In order to state inventories at LIFO, the Company recorded an increase to cost of products sold of $30.9 million and $19.0 million for the three months ended December 31, 2022 and January 1, 2022, respectively, and an increase to cost of products sold of $79.3 million and $30.7 million for the nine months ended December 31, 2022 and January 1, 2022, respectively.

The following table shows inventory by category and the related LIFO reserve (in thousands):

	As of:
	December 31,	January 1,	March 31,
	2022	2022	2022
Finished products	$738,331	$515,225	385,681
In process	67,380	26,468	23,652
Raw materials and supplies	218,572	99,611	165,491
	1,024,283	641,304	574,824
Less excess of FIFO cost over LIFO cost	243,826	159,326	164,493
Inventories	$780,457	$481,978	$410,331

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	As of:
	December 31,	January 1,	March 31,
	2022	2022	2022

Land and land improvements	$46,832	$42,889	$42,981
Buildings and improvements	210,991	197,080	202,444
Machinery and equipment	423,901	390,344	403,192
Office furniture, vehicles and computer software	11,397	10,018	10,003
Construction in progress	46,395	33,378	29,976
Property, plant and equipment, cost	739,516	673,709	688,596
Less: accumulated depreciation	(441,840)	(415,505)	(420,553)
Property, plant and equipment, net	$297,676	$258,204	$268,043

Depreciation expense totaled $8.7 million and $7.9 million for the three months ended December 31, 2022 and January 1, 2022, respectively. For the nine months ended December 31, 2022 and January 1, 2022, depreciation expense totaled $25.1 million and $22.5 million, respectively.

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

	As of:
	December 31,	January 1,	March 31,
	2022	2022	2022
Property, plant and equipment, net	$1,615	$8,930	$5,979
Current assets held for sale	$1,615	$8,930	$5,979

7.	Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	As of
	December 31,	January 1,	March 31,
	2022	2022	2022
Revolving credit facility	$313,808	$33,700	$20,508
Term loan	89,924	93,892	92,900
Other	216	216	216
Total long-term debt	403,948	127,808	113,624
Less current portion	4,000	4,000	4,000
Long-term debt, less current portion	$399,948	$123,808	$109,624

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table illustrates certain quantitative data for Revolver borrowings during fiscal year 2023 and fiscal year 2022 (in thousands):

	As of:
	December 31,	January 1,	March 31,
	2022	2022	2022
Outstanding borrowings	$313,808	$33,700	$20,508
Weighted average interest rate	5.85%	1.35%	1.71%

	Three Months Ended:		Nine Months Ended:
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Maximum amount of borrowings	$327,881	$54,264	$327,881	$54,264
Average outstanding borrowings	$269,833	$37,112	$140,996	$16,250
Weighted average interest rate	5.11%	1.34%	4.50%	1.34%

Term Loan

On May 28, 2020 the Company entered into an Amended and Restated Loan and Guaranty Agreement that provides for a $100.0 million unsecured term loan (the “Term Loan”), maturing on June 1, 2025. The amended and restated agreement converted the Term Loan to a fixed interest rate of 3.3012% until maturity rather than a variable interest rate in addition to requiring quarterly principal payments of $1.0 million, which commenced during fiscal year 2021. The Company incurred financing costs totaling $0.2 million, which have been classified as a discount to the debt. This agreement contains certain covenants, including maintaining a minimum EBITDA and minimum tangible net worth.

Subsequent to December 31, 2022, the Company amended the Term Loan and entered into a Second Amended and Restated Loan Agreement. Refer to Note 15 “Subsequent Events” for additional information.

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

Lease terms may include options to extend or terminate the lease, and the impact of these options are included in the calculation of the ROU asset and lease obligation only when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and non-lease components for its leases when it is impractical to separate the two. In addition, the Company may have certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the accompanying condensed consolidated balance sheets.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ROU assets and lease obligations for the Company’s operating and financing leases are disclosed separately in the Company’s condensed consolidated balance sheets. The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Lease cost:
Amortization of right of use asset	$1,703	$1,557	$4,960	$4,398
Interest on lease liabilities	239	263	720	799
Finance lease cost	1,942	1,820	5,680	5,197
Operating lease cost	2,926	4,739	10,810	14,699
Total lease cost	$4,868	$6,559	$16,490	$19,896

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases			$720	$799
Operating cash flows from operating leases			12,343	15,917
Financing cash flows from finance leases			6,515	5,803
			$19,578	$22,519

Right-of-use assets obtained in exchange for new finance lease liabilities			$4,053	$9,754
Right-of-use assets obtained in exchange for new operating lease liabilities			$4,184	$10,505
Weighted-average lease term (years):
Financing leases			4.6	4.6
Operating leases			4.6	4.2
Weighted-average discount rate (percentage):
Financing leases			3.6	3.4
Operating leases			4.4	4.2

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of December 31, 2022 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2023	$1,432	$2,467
2024	9,217	8,393
2025	6,025	5,061
2026	3,533	3,975
2027	3,021	2,917
2028-2033	5,521	5,278
Total minimum payment required	$28,749	$28,091
Less interest	2,631	2,264
Present value of minimum lease payments	26,118	25,827
Amount due within one year	8,899	8,445
Long-term lease obligations	$17,219	$17,382

9.	Income Taxes

The Company’s effective tax rate was 23.5% and 23.6% for the nine months ended December 31, 2022 and January 1, 2022, respectively. The effective tax rate decreased in the current nine-month interim period primarily due to the impact of federal credits, which reduced the effective rate by 0.5%. The overall effective rate decrease was partially offset by a 0.1% increase in each of the following as compared to the prior year nine-month interim period: state income taxes (net of federal benefits), permanent differences, interest and penalties, and other miscellaneous items.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Service cost including administration	$1,310	$2,377	$6,180	$7,131
Interest cost	2,193	1,930	6,941	5,791
Expected return on plan assets	(4,027)	(4,276)	(12,079)	(12,829)
Amortization of prior service cost	22	23	68	68
Amortization of net loss	(205)	-	-	-
Net periodic benefit cost	$(707)	$54	$1,110	$161

There were no pension contributions made during the nine months ended December 31, 2022 and January 1, 2022.

11.	Stockholders’ Equity

During the nine month period ended December 31, 2022, the Company repurchased 766,071 shares of its Class A Common Stock at a cost of $41.2 million, which are included in Treasury Stock. During the nine month period ended January 1, 2022, the Company repurchased 557,311 shares of its Class A Common Stock at a cost of $27.8 million. The Company did not repurchase any of its Class B Common Stock in either nine month interim period. As of December 31, 2022, there are 4,605,419 shares or $170.1 million of repurchased stock being held as Treasury Stock. These shares are not considered outstanding.

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

	As of:
	December 31,	January 1,	March 31,
	2022	2022	2022
Carrying value	$403,948	$127,808	$113,624
Estimated fair value	$396,408	$127,371	$108,608

13.	Other Operating Income and Expense

The Company had net other operating expense of $0.2 million during the three months ended December 31, 2022, which was driven primarily by a write down of idle production equipment to estimated selling price, less commission, as the assets met the criteria to be classified as held for sale at December 31, 2022. The write down was partially offset by a gain on the sale of an aircraft. During the three months ended January 1, 2022, the Company had net other operating expense of $0.4 million, driven mostly by various miscellaneous expenses related to properties that were classified as held for sale during the prior year interim period.

During the nine months ended December 31, 2022, the Company had net other operating income of $2.4 million, which was driven primarily by a gain on the sale of the Company’s western trucking fleet amongst other fixed assets and a true-up of the supplemental early retirement plan accrual, partially offset by the aforementioned write down of production equipment. During the nine months ended January 1, 2022, the Company had net other operating expense of $0.7 million, driven mostly by a charge for a supplemental early retirement plan offset by a gain on the sale of an aircraft.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Restructuring

The following table summarizes the rollforward of restructuring charges recorded and the accruals established (in thousands):

	Restructuring Payable
	Severance	Other Costs	Total
Balance March 31, 2022	$-	$-	$-
First quarter charge	-	56	56
Second quarter charge	-	52	52
Third quarter charge	389	1,440	1,829
Cash payments/write offs	-	(1,548)	(1,548)
Balance December 31, 2022	$389	$-	$389

	Severance	Other Costs	Total
Balance March 31, 2021	$-	$-	$-
First quarter charge	-	66	66
Second quarter charge	-	47	47
Third quarter charge	-	(110)	(110)
Cash payments/write offs	-	(3)	(3)
Balance January 1, 2022	$-	$-	$-

During the three months ended December 31, 2022, the Company ceased production of green beans at one of it’s New York facilities. As a result, the Company incurred severance costs and also a write down of production equipment that will be sold in the next twelve months.

15.	Subsequent Event

On January 20, 2023, the Company entered into a Second Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA (the “Amended Agreement”). The Amended Agreement governs two term loans, summarized below:

Term Loan A-1: The Amended Agreement continues certain aspects of the $100 million term loan described in Note 7 “Long-Term Debt”, namely Term Loan A-1 will continue to bear interest at a fixed interest rate of 3.3012%, mature on June 1, 2025, and remain unsecured.

Term Loan A-2: The Amended Agreement adds an additional term loan in the amount of $175 million that will mature on January 20, 2028 and is secured by a portion of the Company’s property, plant and equipment. Term Loan A-2 bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio.

The Amended Agreement contains restrictive covenants usual and customary for loans of its type, in addition to financial covenants including minimum EBITDA and minimum tangible net worth which apply to both terms loans described above.

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

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Canned vegetables	$392,942	$373,205	$976,026	$860,737
Frozen vegetables	33,754	32,305	93,560	95,739
Fruit products	33,371	30,192	75,674	68,351
Snack products	3,360	2,550	10,035	9,647
Other	9,827	7,341	22,994	18,417
Net sales	$473,254	$445,593	$1,178,289	$1,052,891

Three Months Ended December 31, 2022 and January 1, 2022

Net sales totaled $473.3 million for the three months ended December 31, 2022 as compared with $445.6 million for the three months ended January 1, 2022. The overall net sales increase of $27.7 million, or 6.2%, was predominantly due to higher selling prices contributing favorability of $73.7 million offset by lower sales volumes having an unfavorable impact of $46.0 million to net sales, as compared to the prior year three-month interim period.

Net sales of canned vegetables, frozen vegetables and fruit products increased over the prior year quarter due to higher pricing necessitated by the material cost increases that the Company is experiencing. Volume in each of these product categories is down vs. the prior year quarter partially offsetting a portion of the favorability in net sales generated by increased pricing. Volume in the snack category was up slightly over the prior year quarter and combined with increased pricing contributed to the net sales increase of $0.8 million.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Nine Months Ended December 31, 2022 and January 1, 2022

Net sales amounted to $1,178.3 million for the nine months ended December 31, 2022 as compared with $1,052.9 million for the nine months ended January 1, 2022. The overall net sales increase of $125.4 million, or 11.9%, was due to higher selling prices contributing favorability of $160.7 million offset by lower sales volumes having an unfavorable impact of $35.3 million to net sales, as compared to the prior year nine-month interim period.

Net sales increased for canned vegetables, frozen vegetables, fruit products, and snack products over the prior year interim period due to higher pricing necessitated by the material cost increases that the Company is experiencing. Volume in each of these product categories is down vs. the prior year quarter partially offsetting a portion of the favorability in net sales generated by increased pricing.

Operating and Non-Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Gross margin	11.4%	10.1%	10.0%	11.5%
Selling, general, and administrative expense	4.6%	4.7%	5.1%	5.5%
Other operating expense (income), net	0.0%	0.1%	(0.2% )	0.1%
Restructuring	0.4%	0.0%	0.2%	0.0%
Loss from equity investment	0.0%	0.0%	0.0%	0.7%
Other non-operating income	0.4%	0.5%	0.4%	0.7%
Interest expense, net	0.9%	0.3%	0.7%	0.4%

Three Months Ended December 31, 2022 and January 1, 2022

Gross margin: Gross margin for the three months ended December 31, 2022 was 11.4% as compared with 10.1% for the three months ended January 1, 2022. The increase in gross margin for the three months ended December 31, 2022 was due primarily to an increase in net sales and favorable sales mix in fiscal year 2023, partially offset by a higher LIFO charge. The Company’s LIFO charge for the three months ended December 31, 2022 was $30.9 million as compared to a charge of $19.0 million for the three months ended January 1, 2022. The increase in the LIFO reserve over the three months ended December 31, 2022 reflects the projected impact of expected cost increases throughout fiscal year 2023.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the three months ended December 31, 2022 were 4.6% as compared with 4.7% for the prior year quarter. The decrease in selling, general, and administrative costs as a percentage of net sales was due to the increase in net sales and the fixed nature of certain expenses.

Other Operating Expense (Income), net: The Company had net other operating expense of $0.2 million during the three months ended December 31, 2022, which was driven primarily by a write down of idle production equipment to estimated selling price, less commission, as the assets met the criteria to be classified as held for sale at December 31, 2022. The write down was partially offset by a gain on the sale of an aircraft. During the three months ended January 1, 2022, the Company had net other operating expense of $0.4 million, driven mostly by various miscellaneous expenses related to properties that were classified as held for sale during the prior year interim period.

Restructuring: During the three months ended December 31, 2022, the Company ceased production of green beans at one of its New York facilities. As a result, the Company incurred severance costs and a write down of production equipment that will be sold in the next twelve months.

Other Non-Operating Income: Other non-operating income totaled $2.0 million and $2.2 million for the three months ended December 31, 2022 and January 1, 2022, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense: Interest expense as a percentage of net sales was 0.9% for the three months ended December 31, 2022 as compared to 0.3% for the three months ended January 1, 2022. Interest expense increased from $1.5 million in the prior year quarter to $4.3 million for the current quarter as a result of higher interest rates and increased average borrowing levels.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Nine Months Ended December 31, 2022 and January 1, 2022

Gross margin: Gross margin for the nine months ended December 31, 2022 was 10.0% as compared with 11.5% for the nine months ended January 1, 2022. The decrease in gross margin for the nine months ended December 31, 2022 was due primarily to a larger LIFO charge in fiscal year 2023. The Company’s LIFO charge for the nine months ended December 31, 2022 was $79.3 million as compared to a charge of $30.7 million for the nine months ended January 1, 2022. The increase in the LIFO reserve over the nine months ended December 31, 2022 reflects the projected impact of expected cost increases throughout fiscal year 2023.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the nine months ended December 31, 2022 were 5.1% as compared with 5.5% for the comparable prior year nine-month interim period. The decrease in selling, general, and administrative costs as a percentage of net sales was due to the increase in net sales and the fixed nature of certain expenses.

Other Operating Expense (Income), net: During the nine months ended December 31, 2022, the Company had net other operating income of $2.4 million, which was driven primarily by a gain on the sale of the Company’s western trucking fleet amongst other fixed assets and a true-up of the supplemental early retirement plan accrual, partially offset by the aforementioned write down of production equipment. During the nine months ended January 1, 2022, the Company had net other operating expense of $0.7 million, driven mostly by a charge for a supplemental early retirement plan offset by a gain on the sale of an aircraft.

Loss from Equity Investment: The Company’s equity investment was written down to $0 in fiscal year 2022 due to an other-than-temporary impairment charge as the investment was determined to not be recoverable. The impairment resulted in a $7.8 million charge during the nine months ended January 1, 2022.

Other Non-Operating Income: Other non-operating income totaled $5.1 million and $7.0 million for the nine months ended December 31, 2022 and January 1, 2022, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense: Interest expense as a percentage of net sales was 0.7% for the nine months ended December 31, 2022 as compared to 0.4% for the nine months ended January 1, 2022. Interest expense increased from $4.2 million in the prior year nine-month interim period to $8.0 million for the nine months ended December 31, 2022 as a result of higher interest rates and increased average borrowing levels. through the first nine months of fiscal year 2023.

Income Taxes:

The Company’s effective tax rate was 23.5% and 23.6% for the nine months ended December 31, 2022 and January 1, 2022, respectively. The effective tax rate decreased in the current nine-month interim period primarily due to the impact of federal credits, which reduced the effective rate by 0.5%. The overall effective rate decrease was partially offset by a 0.1% increase in each of the following as compared to the prior year nine-month interim period: state income taxes (net of federal benefits), permanent differences, interest and penalties, and other miscellaneous items.

Earnings per Share:

A summary of the Company’s earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Basic earnings per common share	$2.77	$2.16	$5.36	$5.02
Diluted earnings per common share:	$2.74	$2.14	$5.31	$4.98

For details of the calculation of these amounts, refer to Note 3 “Earnings per Common Share.”

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Liquidity and Capital Resources

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	December 31,	January 1,	March 31,	March 31,
	2022	2022	2022	2021
Working capital:
Balance	$646,918	$405,236	$382,287	$358,169
Change in quarter	$87,494	$(5,875)
Current portion of long-term debt	$4,000	$4,000	$4,000	$4,500
Long-term debt, less current portion	$399,948	$123,808	$109,624	$94,085
Operating lease obligations, less current portion	$17,219	$24,533	$22,533	$27,769
Financing lease obligations, less current portion	$17,382	$21,587	$19,942	$19,232
Total stockholders' equity per equivalent common share (1)	$76.26	$69.04	$69.23	$63.05
Stockholders' equity per common share	$77.16	$69.78	$69.98	$63.68
Current ratio	3.62	3.03	3.21	3.27

Note (1): Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 11 of the Notes to Consolidated Financial Statements of the Company’s 2022 Annual Report on Form 10-K for conversion details.

As shown in the condensed consolidated statements of cash flows, net cash used by operating activities was $189.5 million for the nine months ended December 31, 2022, compared to $11.1 million used by operating activities for the same period of the prior year, a change of $178.4 million. The increase in cash used by operating activities is primarily comprised of an increase in cash used for working capital purposes. Inventories increased by $231.3 million, driven by the increased size of the current year harvest in addition to material cost inflation to various production inputs. The increase in inventory was partially offset by a decrease in accounts payable, accrued expenses, and other of $28.7 million, income taxes of $13.6 million and accounts receivable of $12.8 million.

Cash used by investing activities was $51.5 million for the nine months ended December 31, 2022 as compared to $31.7 million for the nine months ended January 1, 2022, an increase of $19.8 million. Additions to property, plant and equipment increased $20.1 million during the first nine months of fiscal 2023 compared to the same period of fiscal 2022, representing the majority of the increase.

Cash provided by financing activities was $242.6 million for the nine months ended December 31, 2022, an increase of $248.7 million compared to cash used by financing activities for the nine months ended January 1, 2022 of $6.1 million. Entering fiscal year 2022, the Company had cash and cash equivalents of $59.8 million on hand to use for seasonal pack needs prior to borrowing on the Revolver as compared to cash and cash equivalents of $10.9 million entering fiscal year 2023. Additionally, cost inflation in fiscal year 2023 is higher than the prior year driving seasonal borrowings for the pack higher as compared to the prior year. During the nine months ended December 31, 2022, the Company borrowed $783.3 million and paid down $493.0 million, providing net cash of $290.3 million, which was a change of $260.6 million compared to the comparable prior year period. Other than borrowings under the Revolver, there was no new long-term debt during the first nine months of fiscal year 2023. Additionally, during the first nine months of fiscal year 2023, the Company repurchased $41.2 million of its common stock, the majority of which was done through a stock repurchase program that was authorized in the first quarter of fiscal year 2022. By comparison, the Company repurchased $27.8 million during the nine months ended January 1, 2022, an increase in cash used by financing activities of $13.4 million over the comparable prior year period.

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

The Company’s credit facilities contain standard representations and warranties, events of default, and certain affirmative and negative covenants, including various financial covenants. At December 31, 2022, the Company was in compliance with all such covenants.

Subsequent to December 31, 2022, the Company amended the Term Loan and entered into a Second Amended and Restated Loan Agreement. Refer to Note 15 “Subsequent Events” for additional information.

Impact of Seasonality on Financial Position and Results of Operations:

While individual vegetables have seasonal cycles of peak production and sales, the different cycles are somewhat offsetting. Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for corn and green beans, the Company's highest volume vegetables, the peak inventory is in mid-autumn. The seasonal nature of the Company’s production cycle results in inventory and accounts payable reaching their lowest point late in the fourth quarter/early in the first quarter prior to the new seasonal pack commencing. As the seasonal pack progresses, these components of working capital both increase until the pack is complete. Given the material cost increases incurred to date in fiscal year 2023, both inventory and accounts payable are higher than prior year levels as of December 31, 2022.

The Company’s fruit and vegetable sales exhibit seasonal increases in the third and fourth fiscal quarters due to increased retail demand during the holiday seasons. In addition, the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis at the end of each pack cycle, which typically occurs during the second and third quarters. The seasonal nature of the Company’s sales, particularly holiday driven retail sales, result in the accounts receivable balance reaching its highest point at the end of the third and fourth fiscal quarters, while typically being the lowest at the end of the first quarter. One of the ways we attempt to offset material cost increases incurred is to increase selling prices, which resulted in a higher accounts receivable balance as compared to the prior year as of December 31, 2022.

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

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Earnings before income taxes, as reported	$27,557	$24,377	$55,282	$58,221
LIFO charge	30,898	19,015	79,333	30,654
Loss on equity investment	-	-	-	7,775
Adjusted earnings before income taxes	58,455	43,392	134,615	96,650
Income taxes at effective tax rates	13,737	10,241	31,635	22,809
Adjusted net earnings	$44,718	$33,151	$102,980	$73,841

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OPERATIONS

New Accounting Standards

Refer to Note 1 “Basis of Preparation and Presentation.”

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 15 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report Form 10-K for the period ended March 31, 2022 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price
	Shares Purchased		Paid per Share			Maximum Number
					Total Number of Shares	(or Approximate Dollar Value) of
	Class A	Class B	Class A	Class B	Purchased as Part of Publicly	Shares that May Yet Be Purchased
Period	Common	Common	Common	Common	Announced Plans or Programs	Under the Plans or Programs
10/01/2022 –
10/31/2022	64,997	-	$ 54.31	-	64,997
11/01/2022 –
11/30/2022	-	-	$ -	-
12/1/2022
12/31/2022 (1)	11,148	-	$ 61.57	-
Total	76,145	-	$ 55.38	-	64,997	550,661

(1) Includes 11,148 shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.

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

February 8, 2023

By:	/s/ Timothy J. Benjamin
Timothy J. Benjamin
Chief Financial Officer
(Principal Financial Officer)

February 8, 2023