Form 10-K
period 2023-03-31
Seneca Foods Corp
filed 2023-06-13
CIK 88948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark one)
☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-01989

Seneca Foods Corporation
(Exact name of Registrant as specified in its charter)
New York	16-0733425
(State or other jurisdiction of incorporation or organization	(I. R. S. Employer Identification No.

350 WillowBrook Office Park, Fairport, New York	14480
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (585) 495-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Select Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $300,641,214 (based on the closing share price per market reports generated from the NASDAQ Global Select Market System on September 30, 2022).

As of May 25, 2023, there were 5,884,855 shares of Class A common stock and 1,707,210 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be held hereafter, and the Annual Report to Shareholders of Seneca Foods Corporation for the fiscal year ended March 31, 2023 (the “Annual Report”), included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

SENECA FOODS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2023

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seeks," "should," "likely," "targets," "may", "can" and variations thereof and similar expressions. Forward-looking statements are subject to known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. We believe important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

o	the effects of rising costs and availability of raw fruit and vegetables, steel, ingredients, packaging, other raw materials, distribution and labor;
o	crude oil prices and their impact on distribution, packaging and energy costs;
o	an overall labor shortage, ability to retain a sufficient seasonal workforce, lack of skilled labor, labor inflation or increased turnover impacting our ability to recruit and retain employees;
o	climate and weather affecting growing conditions and crop yields;
o	our ability to successfully implement sales price increases and cost saving measures to offset cost increases;
o	the loss of significant customers or a substantial reduction in orders from these customers;
o	effectiveness of our marketing and trade promotion programs;
o	competition, changes in consumer preferences, demand for our products and local economic and market conditions;
o	the impact of a pandemic on our business, suppliers, customers, consumers and employees;
o	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
o	product liability claims;
o	the anticipated needs for, and the availability of, cash;
o	the availability of financing;
o	leverage and the ability to service and reduce debt;
o	foreign currency exchange and interest rate fluctuations;
o	the risks associated with the expansion of our business;
o	the ability to successfully integrate acquisitions into our operations;
o	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
o	other factors that affect the food industry generally, including:
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

o	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including environmental and health and safety regulations.

Any of these factors, as well as such other factors as discussed in (1) Part I, Item 1A., “Risk Factors” of this Annual Report on Form 10-K, (2) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (3) in our other periodic filings with the Securities and Exchange Commission (the “SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-K is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-K to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

Overview

Seneca Foods Corporation (“Seneca” or the “Company”) was founded in 1949 and has evolved through internal growth and strategic acquisitions into a leading provider of packaged fruits and vegetables, with 26 main facilities located throughout the United States. The facilities are comprised of plants for packaging, can manufacturing, seed production, a farming operation and a logistical support network. Food packaging operations are primarily supported by plant locations in New York, Michigan, Oregon, Wisconsin, Washington, Idaho, Illinois, and Minnesota. The Company also maintains warehouses which are generally located adjacent to its packaging plants. The Company is incorporated in New York with its headquarters located at 350 WillowBrook Office Park Fairport, New York and its telephone number is (585) 495-4100.

The Company’s business strategies are designed to grow its market share and enhance sales and margins. These strategies include: 1) expand the Company’s leadership in the packaged fruit and vegetable industry; 2) provide low-cost, high-quality vegetable products to consumers through the elimination of costs from the Company’s supply chain and investment in state-of-the-art production and logistical technology; 3) focus on growth opportunities to capitalize on higher expected returns; and 4) pursue strategic acquisitions that leverage the Company’s core competencies.

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

Financial Information about Industry Segments

The Company has historically managed its business on the basis of three reportable food packaging segments: (1) fruits and vegetables, (2) prepared food products and (3) snack products. The other category comprises non-food packaging sales which relate to the sale of cans, ends, seed, and outside revenue from the Company's trucking and aircraft operations. During fiscal year 2021, the Company sold its prepared foods business, leaving just two reportable segments along with the other category. The Company’s food operation constituted 98% of total net sales in fiscal year 2023. Canned vegetables represented 83%, frozen vegetables represented 8%, fruit products represented 6%, and chip products represented 1% of the total food packaging net sales. Non-food packaging sales represented 2% of the Company's fiscal year 2023 net sales. Refer to the information set forth under the heading “Segment Information” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”, for additional discussion about the Company’s segments.

Principal products and markets

The Company’s principal product offerings include canned, frozen and bottled produce, and snack chips. The Company manufactures and sells the following:

●	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;
●	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;
●	branded products under national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®;
●	branded products under co-pack agreements to other major branded companies for their distribution; and
●	products to the Company’s industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

The Company’s fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, restaurants chains, industrial markets, other food processors, export customers in approximately 60 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements. The following table summarizes net sales by major product category for fiscal years 2023 and 2022 (in thousands):

	Fiscal Year:
	2023	2022
Canned vegetables	$1,253,257	$1,135,983
Frozen vegetables	121,211	123,895
Fruit products	91,495	84,708
Snack products	12,661	12,332
Other	30,728	28,362
	$1,509,352	$1,385,280

Source and Availability of Raw Materials

The Company’s high-quality products are primarily sourced from approximately 1,400 American farms. The Company purchases other raw materials, including steel, ingredients and packaging materials from commodity processors, steel producers and packaging suppliers. Raw materials and other input costs, such as labor, fuel, utilities and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

The Company continues to experience material cost inflation for many of its raw materials and other input costs attributable to a number of factors, including but not limited to, supply chain disruptions (including raw material shortages), labor shortages, and the war in Ukraine. While the Company has no direct exposure to Russia and Ukraine, it has experienced increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine conflict on the global economy. The Company attempts to manage cost inflation risks by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. The Company also attempts to offset rising input costs by raising sales prices to its customers. However, increases in the prices the Company charges its customers may lag behind rising input costs. Competitive pressures also may limit the Company’s ability to quickly raise prices in response to rising costs. To the extent the Company is unable to avoid or offset any present or future cost increases its operating results could be materially adversely affected.

Domestic and International Sales

The following table sets forth domestic and international sales (In thousands, except percentages):

	Fiscal Year
	2023	2022
Net sales:
Domestic	$1,408,710	$1,285,540
International	100,642	99,740
Total net sales	$1,509,352	$1,385,280

As a percentage of net sales:
Domestic	93.3%	92.8%
International	6.7%	7.2%
Total	100.0%	100.0%

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

The Company is required to pay an annual royalty to Corlib Brands, now known as Libby's Brand Holding, Ltd., who may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). A total of $0.1 million was paid as a royalty fee for the fiscal year ended March 31, 2023.

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2023:
Net sales	$265,193	$439,842	$473,254	$331,063
Gross margin	22,843	41,779	53,789	17,485
Net earnings	5,103	16,131	21,054	(9,150)

Fiscal Year 2022:
Net sales	$235,042	$372,256	$445,593	$332,389
Gross margin	33,623	42,728	44,985	26,596
Net earnings	14,136	11,654	18,664	6,553

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

Government Regulation

The Company is subject to extensive regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, marketing and distribution of our products include, among others, the Federal Trade Commission (“FTC”), the United States Food & Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”) and the Occupational Safety and Health Administration (“OSHA”). Under various statutes, these agencies prescribe and establish, among other things, the requirements and standards for quality, safety and representation of the Company’s products to the consumer in labeling and advertising.

Environmental protection is an area that has been worked on diligently at each food packaging facility. In all locations, the Company has cooperated with federal, state, and local environmental protection authorities in developing and maintaining suitable antipollution facilities. In general, we believe our pollution control facilities are equal to or somewhat superior to those of our competitors and are within environmental protection standards. The Company does not expect any capital expenditures out of the ordinary course of business in order to comply with environmental regulations in the near future.

There has been a broad range of proposed and promulgated state, national and international regulations aimed at reducing the effects of climate change. In the United States, there is a significant possibility that some form of regulation will be forthcoming at the federal level to address the effects of climate change. Such regulation could result in the creation of additional costs in the form of taxes, consultant expenses, the restriction of output, investments of capital to maintain compliance with laws and regulations or required acquisition or trading of emission allowances.

Human Capital

Employment

As of March 31, 2023, Seneca Foods employed 2,809 full-time employees and averaged approximately an additional 3,600 seasonal employees during the Company’s peak summer harvest season. 100% of our employees are located in the United States, distributed across the Company’s facilities.

Culture

At Seneca Foods, we work hard every day to feed the world safe and nutritious products, while adhering to our fundamental beliefs (which can be found on our website). These beliefs include acting with integrity in all matters, treating employees with respect, and maintaining the highest standards for protecting our workers. We also believe in promoting from within, which has resulted in many long-tenured employees in leadership positions throughout the Company.

Employee Health and Safety

The health and safety of our employees is a top priority at Seneca Foods. The Company complies with all national and local laws of the jurisdictions in which we operate regarding worker health and safety. In addition, we work to continuously improve our safety record with worker safety training and Seneca’s HERO (Health Environment Risk Observation) program, in which employees proactively identify and mitigate potential safety risks. At Seneca Foods, we believe that safety is everyone’s responsibility, and the HERO program reflects that commitment, with close to 100% employee participation.

The Company also conducts annual safety audits at all processing locations to ensure compliance with Seneca and OSHA safety standards. External risk management services are also consulted as part of this process. The Company’s management recognizes plants that achieve at least one million work hours or 1,000 days worked without a lost time injury to employees with the President’s “Bronze Eagle” award, which is prominently displayed at many of our processing facilities.

Employee Training and Development

Seneca Foods believes in developing internal talent and providing employees with an opportunity for education and advancement. In support of this endeavor, we have developed two key programs. SAVES (Seneca Adding Value Employee System) focuses on employee empowerment, education, and application of lean manufacturing principles. The Company’s dedicated SAVES instructors and project leaders educate employees and empower them to make process improvements at all of our processing facilities. GROWS (Get Rid of Waste Systemically) supports our leadership development efforts through continuous improvement project leadership.

Diversity, Equity and Inclusion

Seneca Foods believes that everyone should feel respected and welcome in our workplace. The Company is committed to providing equal opportunity in all aspects of employment, and to applying fair labor practices while respecting the national and local laws of the countries and communities where we have operations. The Company does not engage in or tolerate discrimination, intimidation, harassment, or any other unlawful conduct. We believe that a diverse and inclusive workforce provides the Company with the benefits of different viewpoints and perspectives, as well as a talented and innovative employee base.

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

If canned vegetable, frozen vegetable, or jarred fruit categories decline, less shelf space will be devoted to these categories in the supermarkets. Fresh and perishable businesses are improving their delivery systems around the world and the availability of fresh produce is impacting the consumers purchasing patterns relating to packaged fruit and vegetables. Our financial performance and growth are related to conditions in the United States’ fruit and vegetable packaging industry which is a mature industry. Our net sales are a function of product availability and market pricing. In the fruit and vegetable packaging industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. Moreover, fruit and vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand for certain products is being impacted by the global economic slowdown. These factors may have a significant effect on supply and competition and create downward pressure on prices. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors. Generally, market prices in the fruit and vegetable packaging industry adjust more quickly to variations in product availability than an individual packager can adjust its cost structure; thus, in an oversupply situation, a packager’s margins likely will weaken. We typically have experienced lower margins during times of industry oversupply.

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

We set our planting schedules without knowing the effect of the weather on the crops or on the entire industry’s production. Weather conditions during the course of each vegetable crop’s growing season will affect the volume and growing time of that crop. As most of our vegetables are produced in more than one part of the U.S., this somewhat reduces the risk that our entire crop will be subject to disastrous weather. The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and corn, and it is also a substantial source of our competitors’ vegetable production. A sizeable portion of our vegetable production areas are serviced with irrigation systems to help minimize (i) wet conditions for planting and (ii) dry conditions during the growing season. Any adverse effects of weather-related reduced production may be partially mitigated by higher selling prices for the vegetables which are produced.

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

Risks Associated With Our Operations

Changes in economic conditions that impact consumer spending could harm our business.

The food products industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including not limited to, inflation, economic volatility resulting from a pandemic and the war in Ukraine. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. Historic increases in inflation following the COVID-19 pandemic may cause consumers to be more sensitive to price changes. A general reduction in the level of consumer spending or shifts in consumer spending to other products could have a material adverse effect on our growth, sales, and profitability.

Pandemics or disease outbreaks may disrupt our business, including among other things, our supply chain, our manufacturing operations and customer and consumer demand for our products, and could have a material adverse impact on our business.

The spread of pandemics or disease outbreaks may negatively affect our operations. If a significant percentage of our workforce or the workforce of our third-party business partners is unable to work, including because of illness or travel or government restrictions in connection with a pandemic or disease outbreak, our operations may be negatively impacted. Some of our workforce dwell in company provided housing and therefore any outbreaks would need to be managed, to the extent possible, to meet health care protocols. Pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

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

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters. Dependence upon key customers could lead to increased pricing pressure by these customers. A relatively limited number of customers account for a large percentage of the Company’s total net sales. The top ten customers represented approximately 55%, and 53% of net sales for fiscal years 2023 and 2022, respectively. If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

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

At the end of December 2022, we had roughly 3,000 employees of which approximately 2,800 were full time, 100 seasonal employees worked in food packaging, and 100 employees worked in other activities. During the peak summer harvest period, we averaged approximately 3,600 additional seasonal employees to help package fruit and vegetables. If there is a shortage of seasonal labor, or if there is an increase to minimum wage rates, this could have a negative impact on our cost of operations. Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions. An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

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

There has been continued state legislative activity to ban certain enamels used to line cans; such as Bisphenol-A ("BPA"). These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing certain materials. In collaboration with other can makers as well as enamel suppliers, we have aggressively worked to find alternative materials for can linings not manufactured using BPA. We have transitioned to BPANI (BPA Non-intent) and less than 1% of our canned product volume still includes BPA. Even though BPANI has been fully approved by the Food and Drug Administration (“FDA”), there could be future legislative or regulatory actions that claim BPANI also poses a risk to human health. Future changes or additional health and safety laws and regulations in connection with our products, packaging or processes may also impose upon us new requirements, costs, and changes to production. Such requirements, changes, liabilities, and costs could materially and adversely affect our business, financial condition and results of operations.

The implementation of the Food Safety Modernization Act of 2011 may affect operations.

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

As of March 31, 2023, we had a $180.6 million outstanding balance on our revolving credit facility (“Revolver”).  During our second and third fiscal quarters, our operations generally require more cash than is available from operations. In these circumstances, it is necessary to borrow under our Revolver. Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions. Significant changes in our business or cash outflows from operations could create a need for additional working capital. An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

Failure to comply with the requirements of our debt agreements could have a material adverse effect on our business.

Our debt agreements contain financial and other restrictive covenants which, among other things, limit our ability to borrow money, including with respect to the refinancing of existing indebtedness. These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions. Failure to comply with the requirements of our debt agreements could materially and adversely affect our business, financial condition and results of operations. We have pledged our accounts receivable, inventory, equipment, certain facilities, capital stock, or other ownership interests that we own in our subsidiaries to secure certain debt. If a default occurred and was not cured, secured lenders could foreclose on this collateral.

Risks Relating to Our Stock

Our existing shareholders, if acting together, may be able to exert control over matters requiring shareholder approval.

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to as our voting preferred stock, are entitled to one vote per share. As of March 31, 2023, holders of Class B common stock and voting preferred stock held 90.2% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock.

As of March 31, 2023, our current executive officers and directors beneficially owned 11.4% of our outstanding shares of Class A common stock, 50.07% of our outstanding shares of Class B common stock and 23.1% of our voting preferred stock, or 37.2% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

●	the affirmative vote of two-thirds of the shares present and entitled to vote is required to amend our bylaws or remove a director; and

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

We use the Last-In, First-Out (LIFO) method of inventory accounting. As of March 31, 2023, we had a LIFO reserve of $264.5 million which, at the U.S. corporate tax rate, represents approximately $66.1 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $66.1 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table details the Company’s manufacturing plants and warehouses:

	(000s)
	Square
Food Group	Footage	Acres
Nampa, Idaho	243	16
Payette, Idaho	392	43
Princeville, Illinois	288	568
Hart, Michigan	365	83
Traverse City, Michigan	58	43
Blue Earth, Minnesota	286	429
Glencoe, Minnesota	674	913
LeSueur, Minnesota	82	497
Montgomery, Minnesota	564	1,172
Rochester, Minnesota	835	620
Geneva, New York	769	593
Leicester, New York	204	91
Dayton, Oregon	82	19
Dayton, Washington	250	29
Yakima, Washington	122	8
Baraboo, Wisconsin	625	13
Berlin, Wisconsin	89	125
Cambria East, Wisconsin	399	401
Cambria West, Wisconsin	212	321
Clyman, Wisconsin	438	724
Cumberland, Wisconsin	400	307
Gillett, Wisconsin	324	105
Janesville, Wisconsin	1,234	342
Mayville, Wisconsin	239	354
Oakfield, Wisconsin	229	2,135
Ripon, Wisconsin	634	87

Non-Food Group (1)
Fairport, New York	12
Penn Yan, New York	27	4
Total	10,076	10,042

(1) The table does not include facilities in Albany, Oregon and Beverly, Washington that were idle and classified as an asset held for sale on our consolidated balance sheet as of March 31, 2023. The table also does not include a non-operational facility in Mendota, Illinois.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the information in the 2023 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Shareholder Information”, which is incorporated by reference.

Issuer Purchases of Equity Securities

On August 10, 2022, the Board approved an amendment to the Company’s stock repurchase program which increased the maximum number of shares to be repurchased under the program up to 2,000,000 shares of the Company's Class A and/or Class B Common Stock, including the shares of convertible participating preferred stock of the Company, (collectively, the “Common Stock”). Under the repurchase program, the Company may purchase shares of Common Stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. The Board also authorized the establishment of a stock trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make purchases of Common Stock pursuant to the stock repurchase program. The timing and amount of stock repurchases under the program, if any, will be at the discretion of management, and will depend on available cash, market conditions and other considerations. Therefore, we cannot assure you as to the number or aggregate dollar amount of shares, if any, that will be repurchased under the repurchase program. We may discontinue the program at any time.

	Total Number of		Average Price
	Shares Purchased		Paid per Share			Maximum Number
					Total Number of Shares	(or Approximate Dollar Value) of
	Class A	Class B	Class A	Class B	Purchased as Part of Publicly	Shares that May Yet Be Purchased
Period	Common	Common	Common	Common	Announced Plans or Programs	Under the Plans or Programs
01/01/2023 –
01/31/2023		-		-
02/01/2023 –
02/28/2023		-		-
03/01/2023–
03/31/2023		-		-
Total	-	-		-	-	550,661

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2023 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2023 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

Refer to the information in the 2023 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Co-Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based upon this evaluation, our Principal Executive Officer and Co-Principal Financial Officers concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Principal Executive Officer and Co-Principal Financial Officers by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2023, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be held on August 9, 2023 (“Proxy Statement”). The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2023.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

●	Information Concerning Directors
●	Executive Officers
●	Delinquent Section 16(a) Reports
●	Board Governance
●	Audit Committee Matters

Item 11. Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

●	Compensation Discussion and Analysis
●	Summary Compensation Table
●	Grants of Plan-Based Awards in Fiscal Year 2023
●	Outstanding Equity Awards at 2023 Fiscal Year-End
●	Option Exercises and Stock Vested in Fiscal Year 2023
●	Pension Benefits
●	Compensation of Directors
●	Compensation Committee Interlocks
●	Pay Versus Performance
●	CEO Pay Ratio

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting on August 10, 2007 and extended on July 28, 2017. The 2007 Equity Plan expires in August 2027 and originally authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock. During fiscal year 2023, 3,528 shares were awarded under the terms of the 2007 Equity Plan. As of March 31, 2023, there were 44,958 shares available for distribution as part of future awards under the 2007 Equity Plan. No additional shares have been awarded under the 2007 Equity Plan through the date of this Annual Report on Form 10-K. There are no equity compensation plans not approved by the Company’s shareholders.

The following sections of the Proxy Statement are incorporated herein by reference:

●	Security Ownership of Certain Beneficial Owners
●	Security Ownership of Management and Directors

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sections of the Proxy Statement are incorporated herein by reference:

●	Independent Directors
●	Certain Transactions and Relationships

Item 14. Principal Accountant Fees and Services

The following sections of the Proxy Statement are incorporated herein by reference:

●	Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.
Financial Statements – the following consolidated financial statements of the Registrant, included in the 2023 Annual Report to Shareholders, are incorporated by reference in Part II, Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Statements of Net Earnings – Years ended March 31, 2023, 2022, and 2021

b.	Consolidated Statements of Comprehensive Income (Loss) – Years ended March 31, 2023, 2022, and 2021

c.	Consolidated Balance Sheets – As of March 31, 2023 and 2022

d.	Consolidated Statements of Cash Flows – Years ended March 31, 2023, 2022, and 2021

e.	Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2023, 2022, and 2021

f.	Notes to Consolidated Financial Statements – Years ended March 31, 2023, 2022, and 2021

g.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 6581)

2.	Supplemental Schedule:

a.	Report of Independent Registered Public Accounting Firm on Schedule

b.	Schedule II—Valuation and Qualifying Accounts

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 2010)

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended July 1, 1995 filed with the SEC on August 18, 1995)

3.3	Amendment to the Company’s Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated November 6, 2007)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019)

10.1
Fourth Amended and Restated Loan and Security Agreement dated as of March 24, 2021 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 26, 2021)

10.2
First Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of September 14, 2022 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2022, filed with the SEC on November 9, 2022)

10.3
Second Amended and Restated Loan and Guaranty Agreement as of January 20, 2023 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2023)

10.4
Amendment 1 to Second Amended and Restated Loan and Guaranty Agreement as of May 23, 2023 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2023

10.5
Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2020, filed with the SEC on November 4, 2020)

10.6*
Amended and Restated Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 10, 2022)

10.7*
Amended and Restated Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 10, 2022)

10.8*	2007 Equity Incentive Plan effective August 3, 2007 as extended on July 28, 2017 (incorporated by reference to Appendix A to the Company’s Proxy Statement dated June 28, 2007)

10.9*	Seneca Foods Corporation Division Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 5, 2020)

10.10*
Executive Transition Services Agreement dated as of August 31, 2020 between the Company and Kraig H. Kayser (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2020, filed with the SEC on November 4, 2020)

10.11*
Supplemental Retirement Agreement between Seneca Foods Corporation and Kraig H. Kayser (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2020, filed with the SEC on November 4, 2020)

10.12*	Supplemental Retirement Agreement between Seneca Foods Corporation and Timothy J. Benjamin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 11, 2021)

13	Portions of Annual Report to Shareholders for the fiscal year ended March 31, 2023 (filed herewith)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Plante Moran, P.C. (filed herewith)

31.1	Certification of Paul L. Palmby as Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Michael S. Wolcott as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification of Timothy J. Benjamin as former Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document (filed herewith)
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.5	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)

* Indicates management or compensatory agreement

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION

By: /s/ Michael S. Wolcott
Michael S. Wolcott
Senior Vice President, Chief Financial Officer and Treasurer

June 13, 2023

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul L. Palmby	President and Chief Executive Officer	June 13, 2023
Paul L. Palmby	Director
(Principal Executive Officer)

/s/ Michael S. Wolcott	Senior Vice President, Chief Financial Officer,	June 13, 2023
Michael S. Wolcott	and Treasurer
(Co-Principal Financial Officer)

/s/ Timothy J. Benjamin	Former Senior Vice President, Chief Financial Officer,	June 13, 2023
Timothy J. Benjamin	and Treasurer
(Co-Principal Financial Officer)

/s/ Gregory R. Ide	Vice President, Controller,	June 13, 2023
Gregory R. Ide	and Assistant Secretary
(Principal Accounting Officer)

/s/ Kraig H. Kayser	Director (Chairman)	June 13, 2023
Kraig H. Kayser

/s/ Kathryn J. Boor	Director	June 13, 2023
Kathryn J. Boor

/s/ Peter R. Call	Director	June 13, 2023
Peter R. Call

/s/ John P. Gaylord	Director	June 13, 2023
John P. Gaylord

/s/ Linda K. Nelson	Director	June 13, 2023
Linda K. Nelson

/s/ Michael R. Nozzolio	Director	June 13, 2023
Michael R. Nozzolio

/s/ Donald J. Stuart	Director	June 13, 2023
Donald J. Stuart

/s/ Keith A. Woodward	Director	June 13, 2023
Keith A. Woodward