Form 10-K/A
period 2023-03-31
Seneca Foods Corp
filed 2023-07-31
CIK 88948

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Registrant as specified in its charter)

New York	16-0733425
(State or other jurisdiction of incorporation or organization	(I. R. S. Employer Identification No.

350 WillowBrook Office Park, Fairport, New York	14450
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 495-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Select Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Select Market

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

As of July 13, 2023, there were 5,884,855 shares of Class A common stock and 1,708,781 shares of Class B common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Seneca Foods Corporation (the “Company”) for the year ended March 31, 2023 as originally filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2023 (the “Original Filing”).

This Amendment No. 1 amends the Original Filing to reflect the restatement of the Company’s audited Consolidated Financial Statements for the years ended March 31, 2023 and 2022 in order to correct an error related to the Company’s accounting for valuing inventory using the LIFO method, as more fully described in Note 2 to the Consolidated Financial Statements contained in this Amendment No. 1.

The restatement of the Company’s prior period financial statements to reflect this error (i) increases cost of products sold by $31.6 million and $6.3 million in fiscal years 2023 and 2022, respectively and (ii) reduces net earnings by $23.9 million and $4.8 million in fiscal years 2023 and 2022, respectively, from the amounts previously reported in the Original Filing.

The foregoing changes are solely related to the valuation of inventory under the LIFO method and have no impact on results under the first-in, first out (FIFO) method of inventory accounting. As such, the adjustments described above are entirely non-cash: there is no impact on the Company’s cash position, cash flow, revenues, or liquidity. There is no impact on the Company’s financial covenants contained within its credit agreements, which are based on FIFO results. There is no impact on Adjusted Annual Earnings, which the Company determined to be its most important financial performance measure in its most recently filed Proxy Statement.

In connection with the LIFO valuation error, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Revisions to the Original Filing have been made to the following sections:

●	Part I, Item 1 – Business (specifically the information under the subheading “Seasonality”)
●	Part I, Item 1A – Risk Factors (specifically the information under the risk factor “Tax legislation could impact future cash flows.”
●	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (originally included in Exhibit 13 to the Original Filing)
●	Part II, Item 8 - Financial Statements and Supplementary Data (originally included in Exhibit 13 to the Original Filing)
●	Part II, Item 9A - Controls and Procedures
●	Part IV, Item 15 - Exhibits and Financial Statement Schedules

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, and 32).

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

PART I

Item 1. Business

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(Restated)
Fiscal Year 2023:
Net sales	$265,193	$439,842	$473,254	$331,063
Gross margin	22,843	41,779	53,789	(14,092)
Net earnings	5,103	16,131	21,054	(33,057)

Fiscal Year 2022:
Net sales	$235,042	$372,256	$445,593	$332,389
Gross margin	33,623	42,728	44,985	20,260
Net earnings	14,136	11,654	18,664	1,746

Item 1A. Risk Factors

Tax legislation could impact future cash flows.

We use the Last-In, First-Out (LIFO) method of inventory accounting. As of March 31, 2023, we had a LIFO reserve of $302.4 million (restated) which, at the U.S. corporate tax rate, represents approximately $75.6 million (restated) of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $75.6 million (restated) of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

Seneca is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. Its high quality products are primarily sourced from approximately 1,400 American farms. The Company’s product offerings include canned, frozen and bottled produce, and snack chips. Its products are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. The Company’s fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, restaurants chains, industrial markets, other food processors, export customers in approximately 60 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

The Company’s business strategies are designed to grow its market share and enhance sales and margins. These strategies include: 1) expand the Company’s leadership in the packaged fruit and vegetable industry; 2) provide low cost, high quality vegetable products to consumers through the elimination of costs from the Company’s supply chain and investment in state-of-the-art production and logistical technology; 3) focus on growth opportunities to capitalize on higher expected returns; and 4) pursue strategic acquisitions that leverage the Company’s core competencies.

All references to years are fiscal years ended March 31 unless otherwise indicated.

Restatement of Previously Issued Financial Statements

On July 25, 2023, we reported that we had identified an error related to our accounting for valuing inventory using the LIFO method of accounting as of March 31, 2023 and 2022. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. During the formulaic valuation of actual inventory values at fiscal year end, incorrect quantities were applied to the calculation which resulted in an understatement of the LIFO reserve as of March 31, 2023 and 2022. Management determined that correct LIFO quantities were applied to the actual valuation of LIFO at year end prior to fiscal year 2022, as only trivial differences were noted during Management's examination. In contrast, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

See Note 2 of the Notes to Consolidated Financial Statements for a summary of the effects of the restatement on the Company’s Consolidated Statements of Net Earnings and Consolidated Balance Sheets.

Fluctuations in Commodity, Production, Distribution and Labor Costs

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

We continue to experience material cost inflation for many of our raw materials and other input costs attributable to a number of factors, including but not limited to, supply chain disruptions (including raw material shortages), labor shortages, and the war in Ukraine. While we have no direct exposure to Russia and Ukraine, we have experienced increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine conflict on the global economy. We attempt to manage cost inflation risks by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs. To the extent we are unable to avoid or offset any present or future cost increases our operating results could be materially adversely affected.

Results of Operations - Fiscal Year 2023 versus Fiscal Year 2022

Net Sales:

The following table presents net sales by product category (in thousands):

	Fiscal Year:
	2023	2022
Canned vegetables	$1,253,257	$1,135,983
Frozen vegetables	121,211	123,895
Fruit products	91,495	84,708
Snack products	12,661	12,332
Other	30,728	28,362
	$1,509,352	$1,385,280

Net sales for fiscal year 2023 totaled $1,509.4 million as compared to $1,385.3 million for fiscal year 2022. The overall net sales increase of $124.1 million, or 9.0%, was due to higher selling prices contributing favorability of $204.0 million offset by lower sales volumes having an unfavorable impact of $79.9 million to net sales, as compared to the prior fiscal year.

Net sales of canned vegetables, fruit products, and snack products increased over the prior fiscal year due to higher pricing necessitated by the material cost increases that the Company is experiencing. Volume in each of these product categories is down versus the prior fiscal year partially offsetting a portion of the favorability in net sales generated by increased pricing. Net sales in the frozen vegetable category decreased as compared to the prior fiscal year as increased pricing did not offset volume declines, primarily in the frozen contract packing sales channel.

Operating Income:

The following table sets forth the percentages of net sales represented by selected items for fiscal year 2023 and fiscal year 2022 reflected in our consolidated statements of net earnings:

	Fiscal Year:
	2023	2022
	(Restated)	(Restated)
Gross margin	6.9%	10.2%
Selling, general, and administrative expense	5.4%	5.5%
Other operating (income) expense, net	-0.1%	0.1%
Operating income	1.4%	4.6%
Loss from equity investment	0.0%	0.6%
Other non-operating income	-0.4%	-0.7%
Interest expense, net	0.9%	0.4%
Income taxes	0.3%	1.0%

Gross Margin (restated) – Gross margin is equal to net sales less cost of products sold. As a percentage of net sales, gross margin was 6.9% for fiscal year 2023 as compared to 10.2% for fiscal year 2022. This decrease in gross margin was due primarily to a LIFO charge of $131.6 million in fiscal year 2023 versus a LIFO charge of $42.2 million in fiscal year 2022, a year over year negative impact to gross margin of $89.4 million. Fiscal year 2023’s large LIFO charge was driven by cost inflation for various inputs, including steel, commodities, labor, ingredients, packaging, fuel and transportation.

Selling, General and Administrative Expense – Selling, general and administrative expense was 5.4% of net sales in fiscal year 2023 and 5.5% of net sales in fiscal year 2022. The decrease as a percentage of net sales is primarily due to higher sales and the fixed nature of certain expenses.

Other Operating (Income) Expense, net – The Company had net other operating income of $1.7 million in fiscal year 2023, which was driven primarily by gains on the sale of the Company’s western trucking fleet and an aircraft, along with a favorable true-up of the supplemental early retirement plan accrual. This other operating income was partially offset by a write down of idle equipment to estimated selling price, less commission, as the assets met the criteria to be classified as held for sale.

The Company had net other operating expense of $1.2 million in fiscal year 2022, which was driven by charges for supplemental early retirement plans and to maintain non-operating facilities classified as held for sale. These charges were partially offset by a net gain on the sale of assets and a gain from debt forgiveness on an economic development loan.

Restructuring – During fiscal year 2023, the Company incurred restructuring charges of $3.6 million primarily due to ceasing production of green beans at a plant in the Northeast. The charges mainly consisted of severance and write-downs of production equipment that was to be scrapped or sold. The Company did not incur significant restructuring charges during fiscal year 2022.

Non-Operating Income:

Loss from Equity Investment – During fiscal year 2022, the Company incurred a pre-tax operating loss, including an impairment charge, of $7.8 million in connection with its equity investment that experienced a decline in value deemed other-than-temporary. The Company’s equity investment was written down to $0 as of March 31, 2022, and therefore no loss was incurred from equity investment during fiscal year 2023.

Interest Expense, Net – Interest expense as a percentage of net sales was 0.9% for fiscal year 2023 as compared to 0.4% for fiscal year 2022. Interest expense increased from $5.6 million in the prior fiscal year to $14.3 million for fiscal year 2023 as a result of higher interest rates and increased borrowing levels.

Other Non-Operating Income Expense – Other non-operating income totaled $6.8 million and $9.3 million in fiscal years 2023 and 2022, respectively, and is comprised of the non-service related pension amounts that are actuarially determined. The amounts can either be income or expense depending on the results of the actuarial calculations. For details of the calculation of these amounts, refer to Note 11 of the Notes to Consolidated Financial Statements.

Income Taxes (restated) – As a result of the aforementioned factors, pre-tax earnings decreased from $59.9 million in fiscal year 2022 to $13.8 million in fiscal year 2023. Income tax expense totaled $4.6 million and $13.7 million in fiscal years 2023 and 2022, respectively. The Company’s effective tax rate, as restated in fiscal years 2023 and 2022, was 33.1% and 22.9%, respectively. In fiscal year 2023, the Company added a valuation allowance against state tax credits because it was determined that it was more likely than not that the credits will not be used prior to expiration. This change, along with other current year increases in the existing valuation allowances, had a 9.0% increase on the fiscal year 2023 effective tax rate as compared to fiscal year 2022. The fiscal year 2023 effective tax rate was further increased by 2.5% versus fiscal year 2022 due to state rate changes which were mostly caused by changes in the Company’s business activities that impact state apportionment.

Earnings per Share:

	Fiscal Year:
	2023	2022
	(Restated)	(Restated)
Basic earnings per common share	$1.19	$5.28
Diluted earnings per common share:	$1.16	$5.24

For details of the calculation of these amounts, refer to Note 4 of the Notes to Consolidated Financial Statements.

Results of Operations - Fiscal Year 2022 versus Fiscal Year 2021

Net Sales:

The following table presents net sales by product category (in thousands):

	Fiscal Year
	2022	2021
Canned vegetables	$1,135,983	$1,172,635
Frozen vegetables	123,895	102,197
Fruit products	84,708	88,431
Snack products	12,332	10,999
Prepared foods	-	71,866
Other	28,362	21,516
	$1,385,280	$1,467,644

Net sales for fiscal year 2022 totaled $1,385.3 million as compared to $1,467.6 million for fiscal year 2021. The overall net sales decrease was $82.3 million, or 5.6%. Of the $82.3 million decrease in net sales, $71.9 million of the decrease resulted from the divestiture of the prepared foods business in fiscal year 2021. Excluding this divestiture, net sales decreased by $10.4 million year over year. This decrease was primarily due to lower sales volumes, which equated to a $93.0 million decrease in net sales that was partially offset by higher selling prices/improved sales mix generating a favorable impact to net sales of $82.6 million compared to the prior fiscal year.

When comparing net sales for fiscal year 2022 to fiscal year 2021, canned vegetable sales decreased $36.7 million, as there was extraordinary sales demand during fiscal year 2021, particularly the first nine months, due to consumer pantry loading that was experienced at the onset of the pandemic and continued throughout fiscal year 2021. Prepared foods decreased $71.9 million due to exiting the business in fiscal year 2021 after the sale of the prepared foods business. Additionally, there was a $3.7 million decrease in fruit product sales. The noted decreases to net sales were partially offset by a $21.7 million increase in frozen vegetable sales driven by increased sales volumes, a $1.3 million increase in snack product sales, and a $6.8 million increase in other sales.

Operating Income:

The following table sets forth the percentages of net sales represented by selected items for fiscal year 2022 and fiscal year 2021 reflected in our consolidated statements of net earnings:

	Fiscal Year
	2022	2021
Gross margin	10.2%	15.8%
Selling, general, and administrative expense	5.5%	5.4%
Other operating expense (income), net	0.1%	-2.0%
Operating income	4.6%	12.3%
Loss from equity investment	0.6%	0.8%
Other non-operating (income) expense	-0.7%	0.2%
Interest expense, net	0.4%	0.4%
Income taxes	1.0%	2.3%

Gross Margin (restated) – Gross margin is equal to net sales less cost of products sold. As a percentage of net sales, gross margin was 10.2% for fiscal year 2022 as compared to 15.8% for fiscal year 2021. This decrease in gross margin was due primarily to a LIFO charge of $42.2 million in fiscal year 2022 versus a LIFO credit of $15.6 million in fiscal year 2021, a year over year negative impact to gross margin of $57.8 million. Fiscal year 2022’s large LIFO charge was driven by cost inflation for various inputs, including steel, commodities, labor, ingredients, packaging, fuel and transportation.

Selling, General and Administrative Expense – Selling, general and administrative expense was 5.5% of net sales in fiscal year 2022 and 5.4% of net sales in fiscal year 2021. The increase as a percentage of net sales is primarily due to lower sales and the fixed nature of certain expenses.

Other Operating Expense (Income), net – The Company had net other operating expense of $1.2 million in fiscal year 2022, which was driven by charges for supplemental early retirement plans of $2.5 million and $1.1 million of charges to maintain non-operating facilities classified as held for sale. These charges were offset by a net gain on the sale of assets of $1.6 million, a gain from debt forgiveness on an economic development loan of $0.5 million, and income from land rental of $0.3 million.

The Company had net other operating income of $29.0 million in fiscal year 2021, which was primarily comprised of a net gain on the sale of assets of $31.9 million, including the gain realized upon the divestiture of the prepared foods business. The gain was partially offset by charges to maintain non-operational plants acquired in the Midwest of $1.5 million, a charge for a supplemental early retirement plan of $1.2 million, and a charge for severance of $0.2 million.

Restructuring – The Company did not incur significant restructuring charges during fiscal years 2022 or 2021.

Non-Operating Income:

Loss from Equity Investment – The Company’s loss from equity investment was $7.8 million and $11.5 million for fiscal years 2022 and 2021, respectively. Management assesses the potential for an other-than-temporary impairment of its equity method investment when impairment indicators are identified by considering all available information, including the recoverability of the investment, the earnings and near-term prospects of the investment, factors related to the industry, amongst others relevant information. If an investment is considered to be impaired and the decline in value is other than temporary, an impairment charge is recorded. During fiscal year 2022, the Company recorded an impairment charge of $6.3 million to reduce the carrying value of the equity method investment to $0, as the value of the investment was determined to not be recoverable. During fiscal year 2021, the Company had recorded an other-than-temporary impairment charge of $9.7 million to its equity method investment representing the difference between the carrying value of the Company’s investment and its proportionate share of the investment’s fair value.

Interest Expense, Net – Interest expense, net, was $5.6 million in fiscal year 2022 as compared to $6.1 million in fiscal year 2021. The decrease of $0.5 million was due mostly to lower average outstanding borrowings on the Company’s revolving credit facility and lower average interest rates during fiscal year 2022 versus fiscal year 2021.

Other Non-Operating (Income) Expense – Other non-operating (income) expense totaled ($9.3 million) and $3.5 million in fiscal years 2022 and 2021, respectively, and is comprised of the non-service related pension amounts that are actuarially determined. The amounts can either be income or expense depending on the results of the actuarial calculations. For details of the calculation of these amounts, refer to Note 11 of the Notes to Consolidated Financial Statements.

Income Taxes (restated) – As a result of the aforementioned factors, pre-tax earnings decreased from $160.0 million in fiscal year 2021 to $59.9 million in fiscal year 2022. Income tax expense totaled $13.7 million and $33.9 million in fiscal years 2022 and 2021, respectively. The effective tax rate was 22.9% and 21.2% in fiscal years 2022 and 2021, respectively. In fiscal year 2021, the Company was able to carryback the NOL generated in the 2019 tax year at a 21% corporate tax rate to the 2015 tax year at a 35% corporate tax rate. The NOL carryback had a 2.8% decrease on the fiscal year 2021 rate and without this impact in fiscal year 2022, the tax rate effectively increased by 2.8% when comparing fiscal year 2022 to 2021. The year over year increase in the effective tax rate was partially offset by a decrease of 0.6% due to the federal income tax credits having a larger impact on the effective tax rate in fiscal year 2022, amongst other decreases noted in the table above.

Earnings per Share:

	Fiscal Year
	2022	2021
	(Restated)
Basic earnings per common share	$5.28	$13.82
Diluted earnings per common share:	$5.24	$13.72

For details of the calculation of these amounts, refer to Note 4 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources:

Material Cash Requirements – The Company’s primary liquidity requirements include debt service, capital expenditures and working capital needs. Liquidity requirements are funded primarily through cash generated from operations and external sources of financing, including the revolving credit facility. The Company does not have any off-balance sheet financing arrangements.

Summary of Cash Flows – The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Fiscal Year:
	2023	2022
Cash (used in) provided by operating activities	$(212,796)	$30,152
Cash used in investing activities	(64,877)	(45,187)
Cash provided by (used in) financing activities	279,025	(33,898)
Increase (decrease) in cash and cash equivalents	1,352	(48,933)
Cash and cash equivalents, beginning of year	10,904	59,837
Cash and cash equivalents, end of year	$12,256	$10,904

Net Cash (Used in) Provided by Operating Activities – For fiscal year 2023, cash used in operating activities was $212.8 million, which consisted of a use of cash of $262.5 million (restated) by operating assets and liabilities partially offset by net earnings of $9.2 million (restated), adjusted by non-cash charges of $40.5 million (restated). The non-cash charges were largely driven by $40.9 million of depreciation and amortization. The change in operating assets and liabilities was largely due to inventories being a use of cash driven by the increased size of the fiscal year 2023 harvest in addition to material cost inflation to various production inputs.

For fiscal year 2022, cash provided by operating activities was $30.2 million, which consisted of net earnings of $46.2 million (restated), adjusted by non-cash charges of $50.5 million (restated), partially offset by a use of cash of $66.5 million (restated) in operating assets and liabilities. The non-cash charges were largely driven by $36.5 million of depreciation and amortization. The change in operating assets and liabilities was largely due to inventories being a use of cash driven by a planned effort to raise inventory levels after the increased sales demand stemming from the COVID-19 pandemic significantly reduced inventory levels in the prior year. In addition to planning a larger seasonal pack to replenish depleted inventory, the Company began to experience material input cost inflation during fiscal year 2022, making the seasonal pack more costly to the Company.

The cash requirements of the business fluctuate significantly throughout the year to coincide with the seasonal growing cycles of vegetables. The majority of the inventories are produced during the packing months, from June through November, and are then sold over the following year. Cash flow from operating activities is one of the Company’s main sources of liquidity.

Net Cash Used in Investing Activities – Net cash used in investing activities was $64.9 million for fiscal year 2023 and consisted of cash used for capital expenditures of $70.6 million partially offset by proceeds from the sale of assets totaling $5.7 million.

Net cash used in investing activities was $45.2 million for fiscal year 2022 and consisted of cash used for capital expenditures of $53.4 million partially offset by proceeds from the sale of assets totaling $8.2 million.

Net Cash Provided by (Used in) Financing Activities – Net cash provided by financing activities was $279.0 million for fiscal year 2023, driven primarily by receiving proceeds from a new term loan of $175 million and an increase in net borrowings on the Company’s revolving credit facility of $160.1 million during fiscal year 2023. Cash used to purchase treasury stock of $41.2 million and to make payments on financing leases of $8.8 million partially offset the cash provided by financing activities.

Net cash used in financing activities was $33.9 million for fiscal year 2022, driven mostly by purchasing treasury stock of $38.8 million and by making payments of $7.9 million on financing leases. The use of cash in financing was partially offset by an increase in net borrowings on the Company’s revolving credit facility of $19.5 million.

Debt - The Company’s primary cash requirements are to make payments on the Company’s debt, finance seasonal working capital needs and to make capital expenditures. Internally generated funds and amounts available under the revolving credit facility are the Company’s primary sources of liquidity, although the Company believes it has the ability to raise additional capital by issuing additional stock, if it desires.

Revolving Credit Facility – On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400.0 million that is seasonally adjusted (the “Revolver”).

Maximum borrowing availability under the Revolver totals $300.0 million from April through July and $400.0 million from August through March. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver.

The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the fruits and vegetables the Company packages. The majority of vegetable inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

As of March 31, 2023 and 2022, the Revolver balance was $180.6 million and $20.5 million, respectively, and is included in Long-Term Debt in the accompanying Consolidated Balance Sheet due to the Revolver’s March 24, 2026 maturity.

The following table documents the quantitative data for short-term borrowings on the Revolver during fiscal years 2023 and 2022 (in thousands, except for percentages):

	As of:
	March 31,	March 31,
	2023	2022
Outstanding borrowings	$180,598	$20,508
Interest rate	6.34%	1.71%

	Fiscal Year:
	2023	2022
Maximum amount of borrowings	$350,828	$58,323
Average outstanding borrowings	$159,670	$22,357
Weighted average interest rate	5.03%	1.37%

Long-Term Debt – On May 28, 2020 the Company entered into an Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA that provides for a $100.0 million unsecured term loan (“Term Loan”). The amended and restated agreement has a maturity date of June 1, 2025 and converted the Term Loan to a fixed interest rate rather than a variable interest rate in addition to requiring quarterly principal payments of $1.0 million, which commenced during fiscal year 2021. The Company incurred financing costs totaling $0.2 million which have been classified as a discount to the debt and are amortized over the life of the Term Loan. This agreement contains certain covenants, including maintaining a minimum EBITDA and minimum tangible net worth.

On January 20, 2023, the Company entered into a Second Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA (the “Amended Agreement”). The Amended Agreement governs two term loans, summarized below:

Term Loan A-1: The Amended Agreement continues certain aspects of the $100 million term loan described above, namely Term Loan A-1 will continue to bear interest at a fixed interest rate of 3.3012%, mature on June 1, 2025, and remain unsecured.

Term Loan A-2: The Amended Agreement adds an additional term loan in the amount of $175 million that will mature on January 20, 2028, and is secured by a portion of the Company’s property, plant and equipment. Term Loan A-2 bears interest at a variable interest rate based upon the Secured Overnight Financing Rate (SOFR) plus an additional margin determined by the Company’s leverage ratio.

The Amended Agreement for Term Loan A-1 and Term Loan A-2 (collectively, the “Term Loans”) contains restrictive covenants usual and customary for loans of its type, in addition to financial covenants including minimum EBITDA and minimum tangible net worth which apply to both term loans described above. In connection with the Amended Agreement, the Company incurred $0.6 million of financing costs which will be deferred and amortized over the life of Term Loan A-2.

As of March 31, 2023, scheduled maturities of long-term debt in each of the five succeeding fiscal years and thereafter are presented below. The Revolver balance is presented as being due in fiscal year 2026, based upon the Revolver’s March 24, 2026 maturity date (in thousands):

2024	$10,000
2025	10,000
2026	267,598
2027	6,000
2028	149,500
Thereafter	216
Total	$443,314

The Company believes that its cash flows from operations, availability under its Revolver, and cash and cash equivalents on hand will provide adequate funds for the Company’s working capital needs, planned capital expenditures, operating and administrative expenses, and debt service obligations for at least the next 12 months and the foreseeable future.

Restrictive Covenants – The Company’s debt agreements, including the Revolver and Term Loans, contain customary affirmative and negative covenants that restrict, with specified exceptions, the Company’s ability to incur additional indebtedness, incur liens, pay dividends on the Company’s capital stock, make other restricted payments, including investments, transfer all or substantially all of the Company’s assets, enter into consolidations or mergers, and enter into transactions with affiliates. The Company’s debt agreements also require the Company to meet certain financial covenants including a minimum EBITDA and minimum tangible net worth. The Revolver contains borrowing base requirements related to accounts receivable and inventories and also requires the Company to meet a financial covenant related to a minimum fixed charge coverage ratio if (a) an event of default has occurred or (b) availability on the Revolver is less than the greater of (i) 10% of the commitments then in effect and (ii) $25,000,000. The most restrictive financial covenant in the debt agreements is the minimum EBITDA within the Term Loans which for fiscal year 2023 was greater than $75 million in EBITDA. The Company computes its financial covenants as if the Company were on the first-in, first out (FIFO) method of inventory accounting. The Company has met all such financial covenants as of March 31, 2023.

The Company's debt agreements limit the payment of dividends and other distributions. There is an annual total distribution limitation of $50,000, less aggregate annual dividend payments totaling $23,000 that the Company presently pays on two outstanding classes of preferred stock.

Standby Letters of Credit – The Company has standby letters of credit for certain insurance-related requirements. The majority of the Company’s standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On March 31, 2023, the Company had $2.9 million in outstanding standby letters of credit. These standby letters of credit are supported by the Company’s Revolver and reduce borrowings available under the Revolver.

Obligations and Commitments:

The Company is party to many contractual obligations involving commitments to make payments to third parties. These obligations impact the Company’s short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2023, while others are considered future obligations. Our contractual obligations primarily consist of operating leases, purchase obligations and commitments, long-term debt and related interest payments, and income taxes. All of these arrangements require cash payments over varying periods of time. Certain of these arrangements are cancelable on short notice and others require additional payments as part of any early termination.

See Notes 8 and 9 of Notes to Consolidated Financial Statements for information related to the Company’s long-term debt and operating and financing leases, respectively.

Purchase obligations and commitments consist of open purchase orders to purchase raw materials, including raw produce, steel, ingredients and packaging materials, as well as commitments for products and services used in the normal course of business. The Company expects that the majority of these purchase obligations and commitments will be settled within one year.

The Company’s contractual obligations related to income taxes are primarily related to unrecognized tax benefits. See Note 10 of Notes to Consolidated Financial Statements for information related to income taxes.

The Company has no off-balance sheet debt or other unrecorded obligations other than purchase commitments noted above.

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

The Company’s revenues typically are highest in the second and third fiscal quarters. This is due, in part, because the Company’s fruit and vegetable sales exhibit seasonal increases in the third fiscal quarter due to increased retail demand during the holiday season. In addition, the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis at the end of each pack cycle, which typically occurs during these quarters. The following table shows quarterly information for selected financial statements items during fiscal years 2023, and 2022 to illustrate the Company’s seasonal business (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(Restated)
Fiscal Year 2023:
Net sales	$265,193	$439,842	$473,254	$331,063
Gross margin	22,843	41,779	53,789	(14,092)
Net earnings	5,103	16,131	21,054	(33,057)
Revolver outstanding (at quarter end)	78,965	229,213	313,808	180,598

Fiscal Year 2022:
Net sales	$235,042	$372,256	$445,593	$332,389
Gross margin	33,623	42,728	44,985	20,260
Net earnings	14,136	11,654	18,664	1,746
Revolver outstanding (at quarter end)	1,000	51,679	33,711	20,508

Critical Accounting Policies and Estimates:

Revenue Recognition and Trade Promotion Expenses – Revenue recognition is completed for most customers at a point in time basis when product control is transferred to the customer.  In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. During fiscal years 2023 and 2022, the Company sold certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

Inventories – The Company uses the lower of cost, determined under the LIFO (last-in, first-out) method, or market, to value substantially all of its inventories. In a high inflation environment that the Company is experiencing, the Company believes that the LIFO method was preferable over the FIFO (first-in, first-out) method because it better matches the cost of current production to current revenue. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. In contrast, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

Long-Lived Assets – The Company assesses its long-lived assets for impairment whenever there is an indicator of impairment. Property, plant, and equipment are depreciated over their assigned lives. The assigned lives and the projected cash flows used to test impairment are subjective. If actual lives are shorter than anticipated or if future cash flows are less than anticipated, a future impairment charge or a loss on disposal of the assets could be incurred. Impairment losses are evaluated if the estimated undiscounted value of the cash flows is less than the carrying value. If such is the case, a loss is recognized when the carrying value of an asset exceeds its fair value.

Income Taxes – As part of the income tax provision process of preparing the consolidated financial statements, the Company estimates income taxes. This process involves estimating current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company then assesses the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent it is believed the recovery is not likely, a valuation allowance is established. Refer to Note 10 of the Notes to Consolidated Financial Statements for the full tax reconciliation.

Pension Expense – The Company has a defined benefit plan which is subject to certain actuarial assumptions. The funded status of the pension plan is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases. Certain assumptions reflect the Company's historical experience and management’s best judgment regarding future expectations.  The pension plan’s funded status increased by $6.4 million during fiscal year 2023 reflecting the actual fair value of plan assets and the projected benefit obligation as of March 31, 2023. This funded status increase was primarily driven by actuarial gains on the projected benefit obligation, as described in more detail below, partially offset by a combination of growth in the plan’s projected benefit obligation due to service cost and interest cost and a negative return on plan assets.

-During fiscal year 2023, the actuarial gain in the pension plan’s projected benefit obligation was driven by an increase in discount rates and the annual update in plan census data resulting in demographic gains, partially offset by an assumed salary increase rate for fiscal year 2024 in excess of the long-term rate. During fiscal year 2022, the actuarial gain in the pension plan’s projected benefit obligation was primarily driven by an increase in discount rates. The gain was partially offset by actuarial losses due to a combination of data revisions resulting in the demographic losses, a change in near-term assumed salary increases, and an update to the most recently released mortality projection scale by the Society of Actuaries (SOA). Plan assets decreased from $327.9 million as of March 31, 2022 to $294.3 million as of March 31, 2023 primarily due to normal payments of benefits and a negative return on plan assets.

The pension plan was amended to freeze accruals to new hires and rehires effective January 1, 2020. Refer to Note 11 of the Notes to Consolidated Financial Statements for the full pension plan disclosures.

Non-GAAP Financial Measures:

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of net earnings, comprehensive income (loss), stockholders’ equity and cash flows.

Adjusted net earnings is calculated on a FIFO basis and excludes the impact of the Company’s loss on equity investment. The Company believes this non-GAAP financial measure provides for a better comparison of year-over-year operating performance. The Company does not intend for this information to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP. Set forth below is a reconciliation of reported net earnings to adjusted net earnings (in thousands):

	Fiscal Year:
	2023	2022
	(Restated)	(Restated)
Earnings before taxes, as reported	$13,793	$59,895
LIFO charge	131,611	42,157
Loss on equity investment	-	7,775
Adjusted earnings before taxes	145,404	109,827
Income taxes(1)	37,596	24,108
Adjusted net earnings	$107,808	$85,719

(1) For fiscal years 2023 and 2022, income taxes on adjusted earnings before taxes were calculated using the restated income tax provision amounts of $4.6 million and $13.7 million, respectively, and applying the effective statutory tax rates of 25.1% and 24.7%, respectively, to the pre-tax LIFO charge.

Recently Issued Accounting Standards:

Effective April 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended in November 2018 through ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). The amended guidance requires entities to estimate lifetime expected credit losses for trade and other receivables, including those that are current with respect to payment terms, along with other financial instruments which may result in earlier recognition of credit losses. The Company evaluated its existing methodology for estimating an allowance for doubtful accounts and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. In determining the Company’s reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides an optional expedient and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The optional guidance can be applied from March 12, 2020 through December 31, 2022. ASU 2020-04 eases the potential accounting burden associated with the expected discontinuance of the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which are being replaced by alternative reference rates such as the Secured Overnight Financing Rate (SOFR). The interest rates associated with the Company’s previous borrowings under its senior revolving credit facility (as defined in Note 8, “Long-term Debt”) were tied to LIBOR. Subsequent to the amendment of the senior revolving credit facility agreement on September 14, 2022, the Company’s borrowings are tied to SOFR plus a spread adjustment (see Note 8, “Long-term Debt”). The adoption of ASU 2020-04 as a result of this amendment did not have a material impact on the Company’s consolidated financial statements.

There were no other recently issued accounting pronouncements that impacted the Company’s consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during fiscal year 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Seneca Foods Corporation.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seneca Foods Corporation (the “Company”) as of March 31, 2023 and 2022, the related statements of consolidated net earnings, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 13, 2023 (except for the material weakness discussed in Management’s Report on Internal Control over Financial Reporting, as to which the date is July 31, 2023) expressed an adverse opinion thereon.

Restatement of Previously Issued Financial Statements

As described in Note 2, the 2023 and 2022 consolidated financial statements have been restated to correct a misstatement.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory – Refer to Notes 1, 2, and 5 in the consolidated financial statements

Critical Audit Matter Description

At March 31, 2023, the Company’s inventory was $670.9 million. As described in Notes 1, 2, and 5 to the consolidated financial statements, the Company accounts for substantially all its inventory at the lower of cost, determined using the last-in, first-out (LIFO) method, or market. As permitted by U.S. generally accepted accounting principles, the Company maintains its inventory costs and cost of goods sold on a first-in, first-out (FIFO) basis and adjusts total inventory and cost of goods sold from FIFO to LIFO at the end of each year. The Company values its inventory under the LIFO method based on the inventory levels and the prevailing inventory costs existing at that time.

We identified valuation of inventory as a critical audit matter because of the significant assumptions, manual calculations, and judgements in the LIFO reserve. Auditing management’s calculation was complex and required a high degree of auditor judgement and subjectivity when performing audit procedures and evaluating the audit evidence obtained.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s LIFO reserve included the following, among others:

●

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s calculation of the adjustments to convert FIFO inventory balances to LIFO, including controls over management’s review of the manual calculations described above.

●	We tested the completeness, accuracy, and relevance of the underlying data used in management’s calculation to adjust the FIFO inventory balances to LIFO.
●	Tested the calculations and application of management’s methodologies related to the valuation estimates of the LIFO reserve.
●	Tested the mathematical accuracy of management’s manual calculation.

/s/ Plante Moran, P.C.

We have served as the Company’s auditor since 2019.

Southfield, Michigan

June 13, 2023 (except for the effect of the restatement disclosed in Notes 2 and 5, as to which the date is July 31, 2023)

SENECA FOODS CORPORATION AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF NET EARNINGS
(In thousands, except per share amounts)

	Fiscal Year:
	2023	2022	2021
	(Restated)	(Restated)
Net sales	$1,509,352	$1,385,280	$1,467,644

Costs and expenses:
Cost of products sold	1,405,033	1,243,684	1,235,459
Selling, general, and administrative expense	81,072	76,343	79,950
Other operating (income) expense, net	(1,662)	1,174	(29,014)
Plant restructuring	3,550	70	182
Total costs and expenses	1,487,993	1,321,271	1,286,577
Operating income	21,359	64,009	181,067
Other income and expenses:
Interest expense, net of interest income of $528, $63 and $42, respectively	14,325	5,641	6,125
Loss from equity investment	-	7,775	11,453
Other non-operating (income) expense	(6,759)	(9,302)	3,473
Earnings before income taxes	13,793	59,895	160,016
Income taxes	4,562	13,695	33,916
Net earnings	$9,231	$46,200	$126,100

Earnings per share:
Basic	$1.19	$5.28	$13.82
Diluted	$1.16	$5.24	$13.72

Weighted average common shares outstanding:
Basic	7,796	8,707	9,088
Diluted	7,870	8,778	9,158

See notes to consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIAIRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year:
	2023	2022	2021
	(Restated)	(Restated)
Comprehensive income:
Net earnings	$9,231	$46,200	$126,100
Change in pension and postretirement benefits, net of tax expense (benefit) of $1,999, ($2,423) and $19,528, respectively	5,980	(7,401)	60,153
Total	$15,211	$38,799	$186,253

See notes to consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIAIRIES CONSOLIDATED BALANCE SHEETS (In thousands)

	As of:
	March 31,	March 31,
	2023	2022
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$12,256	$10,904
Accounts receivable, less allowance for doubtful accounts of $34 and $54, respectively	97,101	119,169
Inventories	670,898	403,995
Assets held for sale	4,358	5,979
Refundable income taxes	6,976	5,446
Other current assets	2,450	5,193
Total current assets	794,039	550,686
Property, plant, and equipment, net	301,212	268,043
Right-of-use assets operating, net	23,235	34,008
Right-of-use assets financing, net	33,571	34,867
Pension assets	59,304	52,866
Other assets	1,360	1,804
Total assets	$1,212,721	$942,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,232	$87,602
Deferred revenue	9,956	7,655
Accrued vacation	11,143	11,611
Accrued payroll	16,772	16,998
Other accrued expenses	23,293	23,269
Current portion of long-term debt and lease obligations	25,792	26,020
Total current liabilities	156,188	173,155
Long-term debt, less current portion	432,695	109,624
Operating lease obligations, less current portion	16,675	22,533
Financing lease obligations, less current portion	17,293	19,942
Deferred income tax liability, net	31,481	33,016
Other liabilities	3,639	4,974
Total liabilities	657,971	363,244
Commitments and contingencies
Stockholders’ equity:
Preferred stock	351	644
Common stock	3,049	3,041
Additional paid-in capital	99,152	98,641
Treasury stock, at cost	(168,573)	(128,879)
Accumulated other comprehensive loss	(20,488)	(26,468)
Retained earnings	641,259	632,051
Total stockholders’ equity	554,750	579,030
Total liabilities and stockholders’ equity	$1,212,721	$942,274

See notes to consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIAIRIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Fiscal Year:
	2023	2022	2021
	(Restated)	(Restated)
Cash flows from operating activities:
Net earnings	$9,231	$46,200	$126,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,941	36,523	32,375
Deferred income tax expense	(3,534)	7,134	16,650
Gain on the sale of assets	(2,872)	(1,861)	(31,938)
Provision for restructuring and impairment	4,333	284	182
Gain on debt forgiveness	-	(500)	-
Loss from equity investment	-	7,775	11,453
401(k) match stock contribution	1,515	1,107	1,479
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	22,098	(26,976)	24,280
Inventories	(266,903)	(60,851)	68,487
Other current assets	2,743	(1,109)	4,083
Accounts payable, accrued expenses, and other	(18,818)	19,487	(65,936)
Income taxes	(1,530)	2,939	(4,035)
Net cash (used in) provided by operating activities	(212,796)	30,152	183,180
Cash flows from investing activities:
Additions to property, plant, and equipment	(70,628)	(53,367)	(71,431)
Proceeds from the sale of assets	5,751	8,180	73,688
Net cash (used in) provided by investing activities	(64,877)	(45,187)	2,257
Cash flows from financing activities:
Proceeds from issuance of long-term debt	951,510	398,550	478,059
Payments of long-term debt	(622,439)	(383,011)	(597,055)
Payments on financing leases	(8,814)	(7,868)	(6,321)
Change in other assets	-	(2,758)	(6,604)
Purchase of treasury stock	(41,209)	(38,788)	(4,358)
Preferred stock dividends paid	(23)	(23)	(23)
Net cash provided by (used in) financing activities	279,025	(33,898)	(136,302)

Net increase (decrease) in cash and cash equivalents	1,352	(48,933)	49,135
Cash and cash equivalents, beginning of year	10,904	59,837	10,702
Cash and cash equivalents, end of year	$12,256	$10,904	$59,837

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,218	$4,481	$5,094
Income taxes	$9,084	$2,971	$22,692
Noncash transactions:
Right-of-use assets obtained in exchange for lease obligations	$10,187	$20,304	$6,246
Right-of-use assets derecognized upon early lease termination	$3,588	$1,570	$2,497
Property, plant and equipment purchased on account	$1,177	$1,267	$19

See notes to consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
						(Restated)
Balance March 31, 2020	$681	$3,041	$98,384	$(88,319)	$(79,220)	$459,797
Net earnings	-	-	-	-	-	126,100
Cash dividends paid on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	100	-	-	-
Contribution of 401(k) match	-	-	-	1,479	-	-
Purchase of treasury stock	-	-	-	(4,358)	-	-
Preferred stock conversion	(18)	-	18	-	-	-
Change in pension and postretirement benefits adjustment (net of tax $19,528)	-	-	-	-	60,153	-
Balance March 31, 2021	663	3,041	98,502	(91,198)	(19,067)	585,874
Net earnings	-	-	-	-	-	46,200
Cash dividends paid on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	120	-	-	-
Contribution of 401(k) match	-	-	-	1,107	-	-
Purchase of treasury stock	-	-	-	(38,788)	-	-
Preferred stock conversion	(19)	-	19	-	-	-
Change in pension and postretirement benefits adjustment (net of tax $2,423)	-	-	-	-	(7,401)	-
Balance March 31, 2022	644	3,041	98,641	(128,879)	(26,468)	632,051
Net earnings	-	-	-	-	-	9,231
Cash dividends paid on preferred stock	-	-	-	-	-	(23)
Equity incentive program	-	-	150	-	-	-
Stock issued for profit sharing plan			76
Contribution of 401(k) match	-	-	-	1,515	-	-
Purchase of treasury stock	-	-	-	(41,209)	-	-
Preferred stock conversion	(293)	8	285	-	-	-
Change in pension and postretirement benefits adjustment (net of tax $1,999)	-	-	-	-	5,980	-
Balance March 31, 2023	$351	$3,049	$99,152	$(168,573)	$(20,488)	$641,259

	Preferred Stock				Common Stock
	6% Voting	10% Voting		2003 Series
	Cumulative	Cumulative	Participating	Participating	Class A	Class B
	Callable	Convertible	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
March 31, 2023	200,000	1,400,000	8,292	-	20,000,000	10,000,000
Shares outstanding:
March 31, 2021	200,000	807,240	33,855	500	7,353,545	1,709,638
March 31, 2022	200,000	807,240	32,256	500	6,627,318	1,705,930
March 31, 2023	200,000	807,240	8,292	-	5,928,424	1,707,241
Stock amount	$50	$202	$99	$-	$2,554	$495

See notes to consolidated financial statements.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations — Seneca Foods Corporation (the “Parent Company”) and subsidiaries (the “Company”) currently has 26 facilities in eight states in support of its main operations. The Company markets private label and branded packaged foods to retailers and institutional food distributors.

Principles of Consolidation — The consolidated financial statements include the accounts for the Parent Company and all of its wholly-owned subsidiaries after elimination of intercompany transactions, profits, and balances.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Subsequent Events — The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying consolidated financial statements.

Reclassifications — Certain previously reported amounts have been reclassified to conform to the current period classification.

Cash Equivalents — The Company considers all highly liquid instruments purchased with an original maturity of three months or less as cash equivalents.

Fair Value of Financial Instruments — The carrying values of cash and cash equivalents (Level 1), accounts receivable, short-term debt (Level 2) and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. See Note 13, Fair Value of Financial Instruments, for a discussion of the fair value of long-term debt.

The three-tier value hierarchy is utilized to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobserved inputs (Level 3). The three levels are defined as follows:

●	Level 1- Quoted prices for identical instruments in active markets.

●

Level 2- Quoted prices for similar instruments; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.

●	Level 3- Model-derived valuations in which one or more inputs or value-drivers are both significant to the fair value measurement and unobservable.

Accounts Receivable and Doubtful Accounts — Accounts receivable is stated at invoice value, which is net of any off-invoice promotions.  In determining the Company’s reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. Management believes these provisions are adequate based upon the relevant information presently available.

Inventories — Substantially all inventories are stated at the lower of cost or market with cost determined using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. In contrast, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

Assets Held for Sale — The Company classifies its assets as held for sale at the time management commits to a plan to sell the asset, the asset is actively marketed and available for immediate sale, and the sale is expected to be completed within one year. Due to market conditions, certain assets may be classified as held for sale for more than one year as the Company continues to actively market the assets. Assets that meet the held for sale criteria are presented separately on the consolidated balance sheet at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment — Property, plant, and equipment are stated at cost. Interest incurred during the construction of major projects is capitalized. For financial reporting, the Company provides for depreciation on the straight-line method at rates based upon the estimated useful lives of the various assets. The estimated useful lives are as follows:

	Years
Land improvements	10	-	20
Buildings and improvements	30
Machinery & equipment	10	-	15
Office furniture	3	-	5
Vehicles	3	-	7
Computer software	3	-	5

Long-Lived Assets — The Company assesses its long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value.

Additionally, the Company assesses the potential for an other-than-temporary impairment of its equity method investment when impairment indicators are identified by considering all available information, including the recoverability of the investment, the earnings and near-term prospects of the investment, factors related to the industry, amongst others relevant information. If an investment is considered to be impaired and the decline in value is other than temporary, an impairment charge is recorded. During fiscal year 2022, the Company recorded an impairment charge of $6.3 million to reduce the carrying value of the equity method investment to $0, as the value of the investment was determined to not be recoverable.

Deferred Financing Costs — Deferred financing costs incurred in obtaining debt are amortized on a straight-line basis over the term of the debt, which is not materially different than using the effective interest rate method. As of March 31, 2023 there were $0.6 million of unamortized financing costs included in other assets related to the Company’s revolving credit facility and $0.6 million of unamortized financing costs related to its term loans that are included as a contra to long-term debt and current portion of long-term debt on the Consolidated Balance Sheets.

Revenue Recognition — Revenue recognition is completed for most customers at a point in time basis when product control is transferred to the customer.  In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The Company does sell certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

See Note 3, Revenue Recognition, for further discussion of the policy.

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

Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist of trade receivables, interest-bearing investments, and cash and cash equivalents. Wholesale and retail food distributors comprise a significant portion of the trade receivables; collateral is generally not required. A relatively limited number of customers account for a large percentage of the Company’s total net sales. The top ten customers represented approximately 55% and 53% of net sales for fiscal years 2023 and 2022, respectively. The Company closely monitors the credit risk associated with its customers. The Company places substantially all of its interest-bearing investments with financial institutions and monitors credit exposure. Cash and short-term investments in certain accounts exceed the federal insured limit; however, the Company has not experienced any losses in such accounts.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs — Advertising costs are expensed as incurred and totaled $2.2 million in each of fiscal years 2023 and 2022 and $1.8 million in fiscal year 2021.

Income Taxes — The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities and tax credit carryforwards. The Company uses the flow-through method to account for its investment tax credits.

The Company evaluates the likelihood of realization of its net deferred income tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, the projected reversal of temporary differences and available tax planning strategies that could be implemented to realize the net deferred income tax assets.

Current rules on the accounting for uncertainty on income taxes prescribe a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. Those rules also provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.

Earnings per Common Share — The Company has three series of convertible preferred stock, which are deemed to be participating securities that are entitled to participate in any dividend on Class A common stock as if the preferred stock had been converted into common stock immediately prior to the record date for such dividend. Basic earnings per share for common stock is calculated using the “two-class” method by dividing the earnings attributable to common stockholders by the weighted average of common shares outstanding during the period.

Diluted earnings per share is calculated by dividing earnings attributable to common stockholders by the sum of the weighted average common shares outstanding plus the dilutive effect of convertible preferred stock using the “if-converted” method, which treats the contingently-issuable shares of convertible preferred stock as common stock. Restricted stock is included in the diluted earnings per share calculation.

Recently Issued Accounting Standards — Effective April 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended in November 2018 through ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). The amended guidance requires entities to estimate lifetime expected credit losses for trade and other receivables, including those that are current with respect to payment terms, along with other financial instruments which may result in earlier recognition of credit losses. The Company evaluated its existing methodology for estimating an allowance for doubtful accounts and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. In determining the Company’s reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides an optional expedient and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The optional guidance can be applied from March 12, 2020 through December 31, 2022. ASU 2020-04 eases the potential accounting burden associated with the expected discontinuance of the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which are being replaced by alternative reference rates such as the Secured Overnight Financing Rate (SOFR). The interest rates associated with the Company’s previous borrowings under its senior revolving credit facility (as defined in Note 8, “Long-term Debt”) were tied to LIBOR. Subsequent to the amendment of the senior revolving credit facility agreement on September 14, 2022, the Company’s borrowings are tied to SOFR plus a spread adjustment (see Note 8, “Long-term Debt”). The adoption of ASU 2020-04 as a result of this amendment did not have a material impact on the Company’s consolidated financial statements.

There were no other recently issued accounting pronouncements that impacted the Company’s consolidated financial statements. In addition, the Company did not adopt any other new accounting pronouncements during fiscal year 2023.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Previously Issued Financial Statements

On July 25, 2023, we reported that we had identified an error related to our accounting for valuing inventory using the LIFO method of accounting as of March 31, 2023 and 2022. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. During the formulaic valuation of actual inventory values at fiscal year end, incorrect quantities were applied to the calculation which resulted in an understatement of the LIFO reserve as of March 31, 2023 and 2022. Management determined that correct LIFO quantities were applied to the actual valuation of LIFO at year end prior to fiscal year 2022, as only trivial differences were noted during Management's examination. In contrast, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

The Consolidated Statements of Cash Flows are not presented in the following tables because there is no impact on total cash flows from operating activities, investing activities and financing activities. The impact from the restatements within the operating activities section of the cash flow statement are illustrated in the balance sheet and net earnings adjustments below. The following tables present a summary of the effects of these restatements:

	Consolidated Statements of Net Earnings
	Fiscal Year Ended
	March 31, 2023			March 31, 2022
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Cost of products sold	$1,373,456	$31,577	$1,405,033	$1,237,348	$6,336	$1,243,684
Total costs and expenses	1,456,416	31,577	1,487,993	1,314,935	6,336	1,321,271
Operating income	52,936	(31,577)	21,359	70,345	(6,336)	64,009
Earnings before income taxes	45,370	(31,577)	13,793	66,231	(6,336)	59,895
Income taxes	12,232	(7,670)	4,562	15,224	(1,529)	13,695
Net earnings	33,138	(23,907)	9,231	51,007	(4,807)	46,200
Earnings per share:
Earnings per share - basic	$4.23	$(3.04)	$1.19	$5.83	$(0.55)	$5.28
Earnings per share - diluted	$4.20	$(3.04)	$1.16	$5.79	$(0.55)	$5.24

	Consolidated Balance Sheets
	As of:
	March 31, 2023			March 31, 2022
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Assets
Inventories	$708,811	$(37,913)	$670,898	$410,331	$(6,336)	$403,995
Refundable income taxes	-	6,976	6,976	3,866	1,580	5,446
Total current assets	824,976	(30,937)	794,039	555,442	(4,756)	$550,686
Total assets	1,243,658	(30,937)	1,212,721	947,030	(4,756)	942,274

Liabilities and Stockholders’ Equity
Income taxes payable	2,018	(2,018)	$-	-	-	$-
Total current liabilities	158,206	(2,018)	156,188	173,155	-	173,155
Deferred income tax liability, net	$31,625	$(144)	$31,481	$32,944	$72	33,016
Other liabilities	3,700	(61)	3,639	4,995	(21)	4,974
Total liabilities	660,194	(2,223)	657,971	363,193	51	363,244
Retained earnings	669,973	(28,714)	641,259	636,858	(4,807)	632,051
Total stockholders’ equity	583,464	(28,714)	554,750	583,837	(4,807)	579,030
Total liabilities and stockholders’ equity	1,243,658	(30,937)	1,212,721	947,030	(4,756)	942,274

Additionally, Notes 4, 5, 10, and 15 were impacted and restated as result of the error related to our accounting for valuing inventory using the LIFO method of accounting.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Revenue Recognition

The Company applies the provisions of ASC 606-10, "Revenue from Contracts with Customers", and recognizes revenue under the core principle to depict the transfer of products to customers in an amount reflecting the consideration the Company expects to receive. The Company conducts its business almost entirely in food packaging, which contributed approximately 98% of the Company's fiscal year 2023 net sales.

Nature of products — The Company manufactures and sells the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;
•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;
•	branded products under our own proprietary brands, primarily on a national basis to retailers;
•	branded products under co-pack agreements to other major branded companies for their distribution; and
•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Disaggregation of revenue — In the following table, segment revenue is disaggregated by product category groups (in thousands):

	Fiscal Year:
	2023	2022	2021
Canned vegetables	$1,253,257	$1,135,983	$1,172,635
Frozen vegetables	121,211	123,895	102,197
Fruit products	91,495	84,708	88,431
Snack products	12,661	12,332	10,999
Prepared foods	-	-	71,866
Other	30,728	28,362	21,516
Total	$1,509,352	$1,385,280	$1,467,644

When Performance Obligations Are Satisfied — A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s primary performance obligation is the production of food products and secondarily case and labeling services and storage services for certain bill and hold sales.

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

The performance obligations in our contracts are generally satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations for labeling and storage as of March 31, 2023 which is included in deferred revenue on the Consolidated Balance Sheet.

Significant Payment Terms — Our customer contracts identify the product, quantity, price, payment and final delivery terms.  Payment terms usually include early pay discounts.  We grant payment terms consistent with industry standards. Although some payment terms may be more extended, no terms beyond one year are granted at contract inception.  As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be generally 30 days or less.

Shipping — All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in the cost of sales; this includes shipping and handling costs after control over a product has transferred to a customer.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Consideration — In addition to fixed contract consideration, some contracts include some form of variable consideration.  Trade promotions are an important component of the sales and marketing of the Company’s branded products, and are critical to the support of the business. Trade promotion costs, which are recorded as a reduction of sales, include amounts paid to retailers for shelf space, to obtain favorable display positions and to offer temporary price reductions for the sale of our products to consumers. Accruals for trade promotions are recorded primarily at the time of sale to the retailer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers. Final determination of the permissible deductions may take extended periods of time.

Contract Balances — The contract asset balances are $0.6 million and $0.9 million as of March 31, 2023 and 2022, respectively. Refer to Note 7, Assets Held for Sale, for contract liabilities.  The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers.  The Company does have deferred revenue for prepaid case and labeling and storage services which have been collected from bill and hold sales.

Contract Costs — We have identified certain incremental costs to obtain a contract, primarily sales commissions, requiring capitalization under the standard. The Company continues to expense these costs as incurred because the amortization period for the costs would have been one year or less. The Company does not incur significant fulfillment costs requiring capitalization.

4. Earnings per Share

Earnings per share for fiscal years 2023, 2022 and 2021 are as follows (in thousands, except per share amounts):

	Fiscal Year:
	2023	2022	2021
	(Restated)	(Restated)
Basic
Net earnings	$9,231	$46,200	$126,100
Deduct preferred stock dividends	23	23	23
Undistributed earnings	9,208	46,177	126,077
Earnings attributable to participating preferred shareholders	30	178	493
Earnings attributable to common shareholders	$9,178	$45,999	$125,584
Weighted average common shares outstanding	7,796	8,707	9,088
Basic earnings per common share	$1.19	$5.28	$13.82
Diluted
Earnings attributable to common shareholders	$9,178	$45,999	$125,584
Add dividends on convertible preferred stock	20	20	20
Earnings attributable to common stock on a diluted basis	$9,198	$46,019	$125,604
Weighted average common shares outstanding-basic	7,796	8,707	9,088
Additional shares to be issued related to the equity compensation plan	7	4	3
Additional shares to be issued under full conversion of preferred stock	67	67	67
Total shares for diluted	7,870	8,778	9,158
Diluted earnings per share	$1.16	$5.24	$13.72

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

The Company uses the LIFO method of valuing inventory as it believes this method allows for better matching of current production cost to current revenue. As of March 31, 2023 and 2022, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $302.4 million and $170.8 million, respectively. In order to state inventories at LIFO, the Company recorded an increase to cost of products sold of $131.6 million and $42.2 million for fiscal years 2023 and 2022, respectively. The inventories by category and the impact of using the LIFO method are shown in the following table (in thousands):

	As of:
	March 31,	March 31,
	2023	2022
	(Restated)	(Restated)
Finished products	$613,622	$385,681
In process	75,123	23,652
Raw materials and supplies	284,593	165,491
	973,338	574,824
Less excess of FIFO cost over LIFO cost	302,440	170,829
Total inventories	$670,898	$403,995

6. Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	As of:
	March 31,	March 31,
	2023	2022

Land and land improvements	$46,978	$42,981
Buildings and improvements	214,110	202,444
Machinery and equipment	421,067	403,192
Office furniture, vehicles and computer software	11,738	10,003
Construction in progress	40,539	29,976
Property, plant and equipment, cost	734,432	688,596
Less: accumulated depreciation	(433,220)	(420,553)
Property, plant and equipment, net	$301,212	$268,043

Depreciation expense totaled $33.9 million, $30.2 million, and $27.1 million for fiscal years 2023, 2022, and 2021, respectively.

7. Assets Held For Sale

As of March 31, 2023, the Company has two non-operating facilities in the Pacific Northwest with a carrying value of $3.1 million and related idle production equipment with a carrying value of $1.2 million that have met the criteria to be classified as held for sale in our Consolidated Balance Sheets. The Company recorded charges of $2.3 million and $0.1 million in fiscal years 2023 and 2022, respectively, in order to properly reflect the carrying value of the assets held for sale as equal to the lower of carrying value or fair value less costs to sell.

As of March 31, 2023, the Company has executed sales agreements to sell one of the facilities and the related equipment therein to two unaffiliated buyers. A deposit of $0.6 million has been received from the buyer of the production equipment and is recorded as a contract liability as of March 31, 2023, as the Company maintains control of the equipment until the sale is finalized. The contract liability is included in other accrued expenses on the Consolidated Balance Sheet as the sale is expected to close and control of the equipment transferred to the buyer within twelve months.

The following table presents information related to the major classes of assets and liabilities that were held for sale in our Consolidated Balance Sheets (in thousands):

	As of:
	March 31,	March 31,
	2023	2022
Property, plant and equipment (net)	$4,358	$5,979
Current assets held for sale	$4,358	$5,979

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	As of:
	March 31,	March 31,
	2023	2022
Revolving credit facility	$180,598	$20,508

Term loans
Term Loan A-1
Outstanding principal	89,000	93,000
Unamortized debt issuance costs	(68)	(100)
Term Loan A-1, net	88,932	92,900

Term Loan A-2
Outstanding principal	173,500	-
Unamortized debt issuance costs	(551)	-
Term Loan A-2, net	172,949	-

Other	216	216
Total long-term debt	442,695	113,624
Less current portion	10,000	4,000
Long-term debt, less current portion	$432,695	$109,624

Revolving credit facility — On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400 million that is seasonally adjusted (the “Revolver”). Maximum borrowing availability under the Revolver totals $300.0 million from April through July and $400.0 million from August through March. The Revolver balance as of March 31, 2023 was $180.6 million and is included in Long-Term Debt in the accompanying Consolidated Balance Sheet due to the Revolver’s March 24, 2026 maturity. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver. The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables the Company packages. The majority of vegetable inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable produce are generally three months but can vary from a few days to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

the following table documents the quantitative data for short-term borrowings on the Revolver during fiscal years 2023 and 2022 (in thousands, except for percentages):

	As of:
	March 31,	March 31,
	2023	2022
Outstanding borrowings	$180,598	$20,508
Interest rate	6.34%	1.71%

	Fiscal Year:
	2023	2022
Maximum amount of borrowings	$350,828	$58,323
Average outstanding borrowings	$159,670	$22,357
Weighted average interest rate	5.03%	1.37%

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term loans — On May 28, 2020 the Company entered into an Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA that provides for a $100.0 million unsecured term loan (the “Term Loan”). The amended and restated agreement has a maturity date of June 1, 2025 and converted the Term Loan to a fixed interest rate of 3.30% until maturity rather than a variable interest rate in addition to requiring quarterly principal payments of $1.0 million, which commenced during fiscal year 2021. This agreement contains certain covenants, including maintaining a minimum EBITDA and minimum tangible net worth.

On January 20, 2023, the Company entered into a Second Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA (the “Amended Agreement”). The Amended Agreement governs two term loans, summarized below:

Term Loan A-1: The Amended Agreement continues certain aspects of the $100 million term loan described above, namely Term Loan A-1 will continue to bear interest at a fixed interest rate of 3.3012%, mature on June 1, 2025, and remain unsecured.

Term Loan A-2: The Amended Agreement adds an additional term loan in the amount of $175 million that will mature on January 20, 2028, and is secured by a portion of the Company’s property, plant and equipment. Term Loan A-2 bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio.

The Amended Agreement for Term Loan A-1 and Term Loan A-2 (collectively, the “Term Loans”) contains restrictive covenants usual and customary for loans of its type, in addition to financial covenants including minimum EBITDA and minimum tangible net worth which apply to both terms loans described above. In connection with the Amended Agreement, the Company incurred $0.6 million of financing costs which will be deferred and amortized over the life of Term Loan A-2.

Covenants & other debt matters — The Company’s debt agreements, including the Revolver and term loan, contain customary affirmative and negative covenants that restrict, with specified exceptions, the Company’s ability to incur additional indebtedness, incur liens, pay dividends on the Company’s capital stock, make other restricted payments, including investments, transfer all or substantially all of the Company’s assets, enter into consolidations or mergers, and enter into transactions with affiliates. The Company’s debt agreements also require the Company to meet certain financial covenants including a minimum EBITDA and minimum tangible net worth. The Revolver contains borrowing base requirements related to accounts receivable and inventories and also requires the Company to meet a financial covenant related to a minimum fixed charge coverage ratio if (a) an event of default has occurred or (b) availability on the Revolver is less than the greater of (i) 10% of the commitments then in effect and (ii) $25,000,000. The most restrictive financial covenant in the debt agreements is the minimum EBITDA within the Term Loan which for fiscal year 2023 was greater than $75 million. The Company computes its financial covenants as if the Company were on the FIFO method of inventory accounting. The Company has met all such financial covenants as of March 31, 2023.

The Company's debt agreements limit the payment of dividends and other distributions. There is an annual total distribution limitation of $50,000, less aggregate annual dividend payments totaling $23,000 that the Company presently pays on two outstanding classes of preferred stock. The carrying value of assets pledged for secured debt, including the Revolver, is $949.7 million as of March 31, 2023. Debt repayment requirements for the next five fiscal years are (in thousands):

2024	$10,000
2025	10,000
2026	267,598
2027	6,000
2028	149,500
Thereafter	216
Total	$443,314

9. Leases

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

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease terms may include options to extend or terminate the lease, and the impact of these options are included in the calculation of the ROU asset and lease obligation only when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and non-lease components for its leases when it is impractical to separate the two. In addition, the Company has certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s balance sheet presentation and expensed as incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the accompanying Consolidated Balance Sheets. ROU assets and lease obligations for the Company’s operating and financing leases are disclosed separately in the Company’s Consolidated Balance Sheets. The components of lease cost were as follows (in thousands):

	Fiscal Year:
	2023	2022	2021
Lease cost:
Amortization of right of use asset	$6,715	$5,970	$4,746
Interest on lease liabilities	959	1,048	1,102
Finance lease cost	7,674	7,018	5,848
Operating lease cost	13,506	19,250	23,736
Total lease cost	$21,180	$26,268	$29,584

	Fiscal Year:
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$959	$1,048	$1,102
Operating cash flows from operating leases	13,736	19,010	23,864
Financing cash flows from finance leases	8,814	7,868	6,321
Total	$23,509	$27,926	$31,287

Right-of-use assets obtained in exchange for new finance lease liabilities	$5,825	$9,754	$1,985
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,362	$10,550	$4,261
Weighted-average lease term (years):
Financing leases	4.7	4.6	4.5
Operating leases	4.6	4.3	3.5
Weighted-average discount rate:
Financing leases	3.8%	3.4%	4.1%
Operating leases	4.4%	4.2%	4.4%

Undiscounted future lease payments under non-cancelable operating leases and financial leases, along with a reconciliation of undiscounted cash flows to operating and financing lease liabilities, respectively, as of March 31, 2023 were as follows (in thousands):

Years ending March 31:	Operating	Financing
2024	$8,627	$8,784
2025	6,092	5,353
2026	3,544	4,261
2027	3,028	3,203
2028	2,819	2,826
2029-2033	2,709	3,248
Total minimum payment required	$26,819	$27,675
Less interest	2,359	2,375
Present value of minimum lease payments	24,460	25,300
Amount due within one year	7,785	8,007
Long-term lease obligation	$16,675	$17,293

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

The Company files a consolidated federal and various state income tax returns. The provision for income taxes is as follows (in thousands):

	Fiscal Year:
	2023	2022	2021
	(Restated)	(Restated)
Current:
Federal	$5,819	$3,454	$13,121
State	2,277	3,107	4,145
Total	8,096	6,561	17,266

Deferred:
Federal	$(3,886)	$7,084	$13,486
State	352	50	3,164
Total	(3,534)	7,134	16,650
Total income taxes	$4,562	$13,695	$33,916

A reconciliation of the expected U.S. statutory rate to the effective rate follows:

	Fiscal Year:
	2023	2022	2021
	(Restated)	(Restated)
Computed (expected tax rate)	21.0%	21.0%	21.0%
State income taxes (net of federal tax benefit)	4.1%	3.7%	3.1%
Federal credits	-3.9%	-0.9%	-0.3%
State rate changes	2.8%	0.3%	0.0%
State credit expiration	2.1%	0.9%	0.0%
Change in valuation allowance	7.8%	-1.2%	0.2%
Federal return to accrual	-0.3%	-1.0%	0.0%
State return to accrual	-0.6%	0.1%	0.0%
Permanent differences	0.8%	0.2%	0.0%
Federal net operating loss (NOL) carryback rate difference	0.0%	0.0%	-2.8%
Interest received on federal NOL carryback	0.0%	-0.3%	-0.2%
Uncertain tax benefits return to accrual	0.0%	0.3%	0.0%
Other	-0.7%	-0.2%	0.2%
Effective income tax rate	33.1%	22.9%	21.2%

The Company’s effective tax rate, as restated in fiscal years 2023 and 2022, was 33.1% and 22.9%, respectively and was 21.2% in fiscal year 2021. In fiscal year 2023, the Company added a valuation allowance against state tax credits because it was determined that it was more likely than not that the credits will not be used prior to expiration. This change, along with other current year increases in the existing valuation allowances, had a 9.0% increase on the fiscal year 2023 effective tax rate as compared to fiscal year 2022. The fiscal year 2023 effective tax rate was further increased by 2.5% versus fiscal year 2022 due to state rate changes which were mostly caused by changes in the Company’s business activities that impact state apportionment.

In fiscal year 2021, the Company was able to carryback the NOL generated in the 2019 tax year at a 21% corporate tax rate to the 2015 tax year at a 35% corporate tax rate. The NOL carryback had a 2.8% decrease on the fiscal year 2021 rate and without this impact in fiscal year 2022, the tax rate effectively increased by 2.8% when comparing fiscal year 2022 to 2021. The year over year increase in the effective tax rate was partially offset by a decrease of 0.6% due to the federal income tax credits having a larger impact on the effective tax rate in fiscal year 2022, amongst other decreases noted in the table above.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the significant components of the Company's deferred income tax assets and liabilities (in thousands):

	As of:
	March 31,	March 31,
	2023	2022
	(Restated)	(Restated)
Deferred income tax assets:
Future tax credits	$5,007	$5,245
Inventory valuation	8,364	3,024
Employee benefits	2,335	2,191
Insurance	471	345
State depreciation basis differences	3,218	-
Operating leases	942	-
Intangibles	1,514	-
Other comprehensive loss	7,117	8,975
Interest	8	3
Prepaid revenue	296	374
Net operating loss and other tax attribute carryovers	1,233	614
Other	327	-
Total assets	30,832	20,771
Deferred income tax liabilities:
Property basis and depreciation difference	26,450	21,805
Inventory reserve	2,101	-
Intangibles	-	17
Right-of-use assets	7,045	5,764
Pension	21,528	21,253
Other	182	1,017
Total liabilities	57,306	49,856
Valuation allowance - noncurrent	5,007	3,931
Deferred income tax liability, net	$(31,481)	$(33,016)

Net deferred income tax liabilities, as restated, of $31.5 million and $33.0 million as of March 31, 2023 and 2022, respectively, are recognized as noncurrent liabilities in the Consolidated Balance Sheets.

The Company has State tax credit carryforwards amounting to $1.5 million (California, net of Federal impact), $1.3 million (New York, net of Federal impact), and $2.2 million (Wisconsin, net of Federal impact), which are available to reduce future taxes payable in each respective state through 2028 (California), through 2035 (New York), and through 2038 (Wisconsin). The Company has performed the required assessment regarding the realization of deferred tax assets and as of March 31, 2023, the Company has recorded a valuation allowance amounting to $5.0 million, which relates primarily to tax credit carryforwards which management has concluded it is more likely than not they will not be realized in the ordinary course of operations. Although realization is not assured, management has concluded that it is more likely than not that the deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations. The amount of net deferred tax assets considered realizable, however, could be reduced if actual future income or income tax rates are lower than estimated or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current rules on the accounting for uncertainty on income taxes prescribe a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. Those rules also provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company classifies the liability for uncertain tax positions in other accrued expenses or other long-term liabilities on the Consolidated Balance Sheets depending on their expected settlement date. The change in the liability for fiscal years 2023 and 2022 consists of the following (in thousands):

	As of:
	March 31,	March 31,
	2023	2022
	(Restated)	(Restated)
Beginning balance	$655	$376
Tax positions related to current year:
Additions	96	139
Tax positions related to prior years:
Additions	-	215
Reductions	-	-
Lapses in statues of limitations	(9)	(75)
Ending balance	$742	$655

The liability balances as of March 31, 2023 and 2022 do not include tax positions that are highly certain but for which there is uncertainty about the timing. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these positions would not impact the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense. During fiscal years 2023 and 2022, the accrued interest and penalties balance and change during the respective fiscal years was not significant associated with unrecognized tax benefits.

Although management believes that an adequate position has been made for uncertain tax positions, there is the possibility that the ultimate resolution could have an adverse effect on the net earnings of the Company. Conversely, if resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on net earnings. During fiscal year 2023, the statute of limitations lapsed on one uncertain tax position, which results in the position no longer being uncertain. As a result of this lapse and in accordance with its accounting policies, the Company recorded an insignificant decrease to the liability and tax expense.

The federal income tax returns for fiscal years after 2015 are open because the Company claimed refunds on taxable income for fiscal years 2017 and 2016. These years will remain open until fiscal years 2018 and 2020, which were taxable loss years, are closed however the exposure is limited to the refund amounts for each fiscal year. Fiscal years 2018, 2019, and 2020 are currently under audit with the Internal Revenue Service.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Plan”) covering most employees who meet certain age-entry requirements and work a stated minimum number of hours per year. The Plan was amended to freeze accruals to new hires and rehires effective January 1, 2020. The Plan was adequately funded as of March 31, 2023 and 2022 and no contributions were required to meet legal funding requirements.

The following tables provide a reconciliation of the changes in the Plan’s benefit obligation and fair value of plan assets over the two-year period ended March 31, 2023 and a statement of the funded status as of March 31, 2023 and 2022 (in thousands):

	Fiscal Year:
	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$275,001	$286,063
Service cost	7,429	8,483
Interest cost	9,254	7,721
Actuarial gain	(47,403)	(972)
Benefit payments and expenses	(9,243)	(26,294)
Benefit obligation at end of year	$235,038	$275,001

Change in plan assets
Fair value of plan assets at beginning of year	$327,867	$348,914
Actual return on plan assets	(23,169)	6,666
Benefit payments and expenses	(10,356)	(27,713)
Fair value of plan assets at end of year	$294,342	$327,867

Funded status	$59,304	$52,866

The Plan’s funded status increased by $6.4 million during fiscal year 2023 reflecting the actual fair value of plan assets and the projected benefit obligation as of March 31, 2023. This funded status increase was primarily driven by actuarial gains on the projected benefit obligation, as described in more detail below, partially offset by a combination of growth in the Plan’s projected benefit obligation due to service cost and interest cost and a negative return on plan assets.

During fiscal year 2023, the actuarial gain in the pension plan’s projected benefit obligation was driven by an increase in discount rates and the annual update in plan census data resulting in demographic gains, partially offset by an assumed salary increase rate for fiscal year 2024 in excess of the long-term rate. During fiscal year 2022, the actuarial gain in the pension plan’s projected benefit obligation was primarily driven by an increase in discount rates. The gain was partially offset by actuarial losses due to a combination of data revisions resulting in the demographic losses, a change in near-term assumed salary increases, and an update to the most recently released mortality projection scale by the Society of Actuaries (SOA). Plan assets decreased from $327.9 million as of March 31,2022 to $294.3 million as of March 31, 2023 primarily due to normal payments of benefits and a negative return on plan assets.

The following table provides the components of the Plan’s accumulated other comprehensive loss, pre-tax (in thousands):

	Fiscal Year:
	2023	2022	2021
Amounts Recognized in Accumulated Other Comprehensive Pre-Tax Loss

Prior service cost	$(75)	$(167)	$(258)
Net loss	(28,310)	(36,136)	(26,265)
Accumulated other comprehensive pre-tax loss	$(28,385)	$(36,303)	$(26,523)

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic benefit cost for the Plan for fiscal years 2023, 2022, and 2021 (in thousands):

	Fiscal Year:
	2023	2022	2021
Service cost including administration	$8,240	$9,508	$10,627
Interest cost	9,254	7,721	9,266
Expected return on plan assets	(16,104)	(17,114)	(15,804)
Amortization of net loss	-	-	9,919
Prior service cost	91	91	91
Net periodic benefit cost	$1,481	$206	$14,099

The Company utilizes a full yield curve approach in the estimation of net periodic benefit cost components by applying the specific spot rates along the yield curve used in determination of the benefit obligation to their underlying projected cash flows.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used to measure the Company’s benefit obligation and pension expense are shown in the following table:

	Fiscal Year:
	2023	2022	2021
Weighted Average Assumptions for Balance Sheet Liability at End of Year:

Discount rate - projected benefit obligation	5.04%	3.81%	3.43%
Rate of compensation increase	3.00%	3.00%	3.00%
Mortality table	Pri-2012 Blue Collar Generational Table Improvement Scale MP-2021	Pri-2012 Blue Collar Generational Table Improvement Scale MP-2021	Pri-2012 Blue Collar Generational Table Improvement Scale MP-2020

Weighted Average Assumptions for Benefit Cost at Beginning of Year:

Discount rate - benefit obligations	3.81%	3.43%	3.69%
Discount rate - interest cost	3.52%	2.68%	3.30%
Discount rate - service cost	3.93%	3.75%	3.87%
Expected return on plan assets	5.00%	5.00%	7.25%
Rate of compensation increase	3.00%	3.00%	3.00%

Plan Assets

Investment Policy and Strategy - The Company maintains an investment policy that utilizes a liability-driven investments approach to reduce the ongoing volatility of the Plan’s funded status. During fiscal year 2023, the Company updated its current target allocation to be 20% allocated to a diversified mix of return-seeking investments including equities and alternative investments and 80% allocated to liability-hedging fixed income investments.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's plan assets consist of the following:

	Target Allocation for:	Percentage of Plan Assets as of:
	Fiscal Year 2024	March 31, 2023	March 31, 2022
Equity securities	16%	13%	21%
Debt securities	80%	75%	61%
Real estate	2%	8%	7%
Cash	1%	1%	7%
Other	1%	3%	4%
Total	100%	100%	100%

The following tables set forth the Company’s plan assets at fair value, by level within the fair value hierarchy (as defined in Note 1), as of March 31, 2023 and 2022, (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	`	Subtotal	Measured at NAV (1)	Total
Equity securities	$25,045	$-	$-		$25,045	$-	$25,045
Held in common/collective trusts
Equity securities	-	-	-		-	12,639	12,639
Real estate	-	-	-		-	24,766	24,766
Debt securities	-	-	-		-	219,767	219,767
Cash/short-term investments (2)	-	-	-		-	2,799	2,799
Other investments	-	-	-		-	9,326	9,326
Fair value of plan assets	$25,045	$-	$-		$25,045	$269,297	$294,342

	As of March 31, 2022
	Level 1	Level 2	Level 3	`	Subtotal	Measured at NAV (1)	Total
Equity securities	$29,427	$-	$-		$29,427	$-	$29,427
Held in common/collective trusts
Equity securities	-	-	-		-	40,969	40,969
Real estate	-	-	-		-	23,200	23,200
Debt securities	-	-	-		-	200,224	200,225
Cash/short-term investments (2)	-	-	-		-	22,224	22,224
Other investments	-	-	-		-	11,822	11,822
Fair value of plan assets	$29,427	$-	$-		$29,427	$298,439	$327,867

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in our Obligations and Funded Status table.

(2)

The cash/short term investments consist of a money market fund that holds individual, high quality, short duration fixed income investments, however the fund does not trade on public markets. The Company elected to consistently apply the practical expedient to all investments within common/collective trusts, and therefore, the fair value of this fund is measured at net asset value per share.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Return on Plan Assets

For fiscal year 2023, the expected long-term rate of return on Plan assets was 5.00%. For fiscal year 2024, the Company will increase the expected long-term rate of return on Plan assets to 6.15%. The Company expected 5.00% and 6.15% to fall within the 35 to 65 percentile range of returns on investment portfolios with asset diversification similar to that of the Plan's target asset allocation for fiscal years 2023 and 2024, respectively.

Cash Flows

Expected contributions for fiscal year ending March 31, 2024 (in thousands):

Expected Employer Contributions	$-
Expected Employee Contributions	$-

Estimated future benefit payments reflecting expected future service for the fiscal years ending March 31 (in thousands):

2024			$10,706
2025			11,446
2026			12,210
2027			12,975
2028			13,648
2029	-	2033	76,496

401(k) Plans

The Company also has employees’ savings 401(k) plans covering all employees who meet certain age-entry requirements and work a stated minimum number of hours per year. Participants may make contributions up to the legal limit. The Company’s matching contributions are discretionary. Costs charged to operations for the Company’s matching contributions amounted to $1.5 million, $1.1 million, and $1.6 million in fiscal years 2023, 2022, and 2021, respectively. In each of the aforementioned fiscal years, the matching contribution was entirely treasury stock. This stock portion of the matching contribution is valued at current market value while the treasury stock is valued at cost.

Unfunded Deferred Compensation Plan

The Company sponsors an unfunded nonqualified deferred compensation plan to permit certain eligible employees to defer receipt of a portion of their compensation to a future date. This plan was designed to compensate the plan participants for any loss of company contributions under the 401(k) plans. As of March 31, 2023 and 2022, the Company has accrued $1.7 million and $0.9 million, respectively, in connection with the unfunded deferred compensation plan.

12. Stockholders’ Equity

Preferred Stock — The Company has authorized three classes of preferred stock consisting of 200,000 shares of Six Percent (6%) Voting Cumulative Preferred Stock, par value $0.25 (“6% Preferred”); 30,000 shares of Preferred Stock Without Par Value to be issued in series by the Board of Directors, none of which are currently designated or outstanding; and 8,200,000 shares of Preferred Stock with $0.025 par value, Class A, to be issued in series by the Board of Directors (“Class A Preferred”). The Board of Directors has designated four series of Class A Preferred including 10% Cumulative Convertible Voting Preferred Stock—Series A (“Series A Preferred”); 10% Cumulative Convertible Voting Preferred Stock—Series B (“Series B Preferred”); Convertible Participating Preferred Stock; and Convertible Participating Preferred Stock, Series 2003.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Participating Preferred Stock and Convertible Participating Preferred Stock, Series 2003 are convertible at the holders’ option on a one-for-one basis into shares of Class A Common Stock, subject to antidilution adjustments. These series of preferred stock have the right to receive dividends and distributions at a rate equal to the amount of any dividends and distributions declared or made on the Class A Common Stock. No dividends were declared or paid on this preferred stock in fiscal year 2023 or 2022. In addition, these series of preferred stock have certain distribution rights upon liquidation. Upon conversion, shares of these series of preferred stock become authorized but unissued shares of Class A Preferred and may be reissued as part of another series of Class A Preferred. As of March 31, 2023, the Company has an aggregate of 6,791,708 shares of non-designated Class A Preferred authorized for issuance.

The Convertible Participating Preferred Stock has a liquidation preference of $12 per share and a stated value of $11.931 per share. There were 8,292 shares outstanding as of March 31, 2023 and 23,964 conversions during the fiscal year. The Convertible Participating Preferred Stock, Series 2003 was issued as partial consideration of the purchase price in the Chiquita Processed Foods acquisition. The 967,742 shares issued in that 2003 acquisition were valued at $16.60 per share which represented the then market value of the Class A Common Stock into which the preferred shares were immediately convertible. This series has a liquidation preference of $15.50 per share and has no shares outstanding as of March 31, 2023.

There are 407,240 shares of Series A Preferred outstanding as of March 31, 2023 which are convertible into one share of Class A Common Stock and one share of Class B Common stock for every 20 shares of Series A Preferred. There are 400,000 shares of Series B Preferred outstanding as of March 31, 2023 which are convertible into one share of Class A Common Stock and one share of Class B Common Stock for every 30 shares of Series B preferred. There are 200,000 shares of 6% Preferred outstanding as of March 31, 2023 which are callable at their par value at any time at the option of the Company. The Company paid dividends of $20,000 on the Series A and Series B Preferred and $3,000 on the 6% Preferred during each of fiscal year 2023 and 2022.

Common Stock — The Class A Common Stock and the Class B Common Stock have substantially identical rights with respect to any dividends or distributions of cash or property declared on shares of common stock, and rank equally as to the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation right to the holders of preferred shares. However, holders of Class B Common Stock retain a full vote per share, whereas the holders of Class A Common Stock have voting rights of 1/20th of one vote per share on all matters as to which shareholders of the Company are entitled to vote. During fiscal year 2023, there were 1,319 shares of Class B Common Stock issued in lieu of cash compensation under the Company's Profit Sharing Bonus Plan.

Unissued shares of common stock reserved for conversion privileges of designated non-participating preferred stock were 33,695 of both Class A and Class B as of March 31, 2023 and 2022. Additionally, there were 8,292 and 32,756 shares of Class A reserved for conversion of the Participating Preferred Stock as of March 31, 2023 and 2022, respectively.

Treasury Stock — During fiscal year 2023 the Company repurchased $41.2 million, or 766,071 shares of its Class A Common Stock and none of its Class B Common Stock. As of March 31, 2023, there is a total of $168.6 million, or 4,566,242 shares, of repurchased stock. These shares are not considered outstanding. The Company contributed $1.5 million or 39,177 treasury shares for the 401(k) match in fiscal year 2023 as described in Note 11, Retirement Plans.

13. Fair Value of Financial Instruments

The carrying amount and estimated fair values of the Company's long-term debt are summarized as follows (in thousands):

	As of:
	March 31,		March 31,
	2023		2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt, including current portion	$442,695	$436,293	$113,624	$108,608

The estimated fair value for long-term debt is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities which is Level 2 from the fair value hierarchy. Since quoted prices for identical instruments in active markets are not available (Level 1), the Company makes use of observable market based inputs to calculate fair value, which is Level 2.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Other Operating Income and Expense

The Company had net other operating income of $1.7 million in fiscal year 2023, which was driven primarily by gains on the sale of the Company’s western trucking fleet and an aircraft, along with a favorable true-up of the supplemental early retirement plan accrual. This other operating income was partially offset by a write down of idle equipment to estimated selling price, less commission, as the assets met the criteria to be classified as held for sale.

The Company had net other operating expense of $1.2 million in fiscal year 2022, which was driven by charges for supplemental early retirement plans and to maintain non-operating facilities classified as held for sale. These charges were partially offset by a net gain on the sale of assets and a gain from debt forgiveness on an economic development loan.

The Company had net other operating income of $29.0 million in fiscal year 2021, which was primarily comprised of a net gain on the sale of assets, due largely to the gain realized upon the divestiture of the Company’s prepared foods business. The gain was partially offset by charges to maintain non-operational plants acquired in the Midwest, a charge for a supplemental early retirement plan, and a charge for severance.

15. Segment Information

The Company has historically managed its business on the basis of three reportable food packaging segments: (1) fruits and vegetables, (2) prepared food products and (3) snack products, with non-food packaging sales comprising the other category. The other category includes the sale of cans, ends, seed, and outside revenue from the Company's trucking and aircraft operations. During fiscal year 2021, the Company sold its prepared foods business, leaving just two reportable segments along with the other category. Export sales represented 6.7%, 7.2% and 7.2% of total sales in fiscal 2023, 2022 and 2021, respectively.

The following table summarizes certain financial data for the Company’s reportable segments (in thousands):

	Fruit and	Prepared	Snack
	Vegetable	Foods	Products	Other	Total
	(Restated)				(Restated)
Fiscal Year 2023:
Net sales	$1,465,963	$-	$12,661	$30,728	$1,509,352
Operating income	19,695	-	(1,241)	2,905	21,359
Capital expenditures	64,192	-	131	7,482	71,805
Depreciation and amortization	40,256	-	102	583	40,941

Fiscal Year 2022:
Net sales	$1,344,586	$-	$12,332	$28,362	$1,385,280
Operating income	60,414	-	75	3,520	64,009
Capital expenditures	47,421	-	67	4,612	52,100
Depreciation and amortization	36,126	-	121	276	36,523

Fiscal Year 2021:
Net sales	$1,363,263	$71,866	$10,999	$21,516	$1,467,644
Operating income	175,810	1,967	705	2,585	181,067
Capital expenditures	67,963	1,451	508	1,528	71,450
Depreciation and amortization	29,533	2,299	194	349	32,376

After the sale of the prepared foods business in fiscal year 2021, over 99% of the Company’s total assets from the Consolidated Balance Sheets belong to the fruit and vegetable segment and this information is no longer necessary.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Legal Proceedings and Other Contingencies

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

17. Plant Restructuring

The following table summarizes the restructuring charges recorded and the accruals established during fiscal years 2023, 2022 and 2021 (in thousands):

	Severance	Other
	Payable	Costs	Total

Balance March 31, 2020	$202	$-	202
Charge to expense	227	(45)	182
Cash payments/write offs	(429)	45	(384)
Balance March 31, 2021	-	-	-
Charge to expense	-	70	70
Cash payments/write offs	-	(70)	(70)
Balance March 31, 2022	-	-	-
Charge to expense	361	3,189	3,550
Cash payments/write offs	(244)	(3,189)	(3,433)
Balance March 31, 2023	$117	$-	$117

During fiscal year 2023, the Company incurred restructuring charges primarily due to ceasing production of green beans at a plant in the Northeast. The charges mainly consisted of severance and write-downs of production equipment that was to be scrapped or sold. During fiscal years 2022 and 2021, the Company incurred restructuring charges primarily related to plants that were closed in previous periods, including severance, health care costs, and lease impairments, amongst other minor changes.

18. Related Party Transactions

During fiscal years 2023, 2022, and 2021, less than 1% of vegetables supplied to the Company are grown by a Director of Seneca Foods Corporation. The Company’s grower purchases from the Director were $3.1 million, $2.9 million, and $2.2 million in fiscal years 2023, 2022, and 2021, respectively, pursuant to a raw vegetable grower contract.  The Chairman of the Audit Committee reviewed the relationship and determined that the contract was negotiated at arm's length and on no more favorable terms than to other growers in the marketplace.

The Company made charitable contributions to the Seneca Foods Foundation, a related party, in the amount of $0.5 million, $1.0 million and $1.0 million in fiscal years 2023, 2022 and 2021, respectively. The Foundation is a nonprofit entity that supports charitable activities by making grants to unrelated organizations or institutions and is managed by current employees of the Company.

During fiscal year 2022, the Company recorded a liability for retirement arrangements to beneficiaries of certain former employees of the Company that have family relationships to two of the Company’s current Directors. As of March 31, 2023 and 2022, the liability for these benefits totaled $1.0 million and $1.9 million, respectively. Payments are made monthly over the beneficiary’s lifetime.

SENECA FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Subsequent Event

On May 23, 2023, the Company entered into Second Amended and Restated Loan and Guaranty Agreement Amendment 1 with Farm Credit East, ACA (“the Amendment”). The Amendment amends, restates and replaces in its entirety Term Loan A-2 (as defined in Note 8, Long-Term Debt) and provides a single advance term facility in the principal amount of $125.0 million to be combined with the existing $173.5 million Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of our Form 10-K for the fiscal year ended March 31, 2023 (the “Original Filing”), our management, with the participation of our Principal Executive Officer and Co-Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based upon this evaluation, our Principal Executive Officer and Co-Principal Financial Officers concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is made known to our Principal Executive Officer and Co-Principal Financial Officers by others within those entities, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Subsequent to this evaluation and conclusion, on July 25, 2023, we reported that we had identified an error related to our accounting for valuing inventory using the LIFO method. As a result of this error, our Principal Executive Officer and Principal Financial Officer have now concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2023, solely as a result of the material weakness identified in Management's Report on our Internal Control over Financial Reporting related to accounting for valuing inventory using the LIFO method as discussed below.

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

Prior to the filing of our Original Filing, our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management believed that, as of March 31, 2023, our internal control over financial reporting was effective based on those criteria. Subsequently, we identified a material weakness in our internal control over financial reporting relating to the accounting for valuing inventory using the LIFO method. Specifically, the review controls in place with respect to a year-end adjustment to the calculation of the LIFO reserve were not effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal controls resulted in the restatement of our fiscal 2023 and 2022 financial statements included in this report. As a result, management has now concluded that our internal control over financial reporting was not effective as of March 31, 2023, based on the COSO criteria.

Plante Moran, P.C., an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K/A and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The material weakness described above, which related to the accounting for valuing inventory using the LIFO method, was identified after the end of the period covered by the Original Filing. We have implemented certain remedial measures including the installation of software to recalculate the LIFO reserve and also provide analytic features to identify potential abnormalities in the underlying data coupled with strengthening our review controls with improved documentation standards, technical oversight and training to ensure the accounting valuing inventory was in compliance with U.S. generally accepted accounting principles. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Except as otherwise discussed above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of Seneca Foods Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of March 31, 2023 of Seneca Foods Corporation (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2023, based on criteria established in the COSO framework.

In our report dated June 13, 2023, we expressed an unqualified opinion on the Company’s internal control over financial reporting. The material weakness described below was subsequently identified in connection with the restatement of the Company’s previously issued consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, as expressed herein, is different from that expressed in our previous report. The material weakness was considered in connection with the aforementioned restatement, and this report does not affect our opinion on the Company’s consolidated financial statements.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a deficiency in its review controls related to the Company’s valuation of inventory under the LIFO method.

We also have audited the accompanying consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of net earnings, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States). The material weakness described above was considered in connection with the aforementioned restatement and in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2023 financial statements, and this report does not affect our report dated June 13, 2023 (except for the effect of the restatement disclosed in Notes 2 and 5, as to which the date is July 31, 2023), which expressed an unqualified opinion on those financial statements.

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

Southfield, Michigan

June 13, 2023 (except for the material weakness described above as to which the date is July 31, 2023)

PART IV

Item 15. Exhibits and Financial Statement Schedu

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.	Financial Statements – the following consolidated financial statements of the Registrant, , are incorporated by reference in Part II, Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Statements of Net Earnings – Years ended March 31, 2023, 2022, and 2021

b.	Consolidated Statements of Comprehensive Income (Loss) – Years ended March 31, 2023, 2022, and 2021

c.	Consolidated Balance Sheets – As of March 31, 2023 and 2022

d.	Consolidated Statements of Cash Flows – Years ended March 31, 2023, 2022, and 2021

e.	Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2023, 2022, and 2021

f.	Notes to Consolidated Financial Statements – Years ended March 31, 2023, 2022, and 2021

g.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 6581)

2.	Supplemental Schedule:

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

10.12*	Supplemental Retirement Agreement between Seneca Foods Corporation and Timothy J. Benjamin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 11, 2021)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K filed with the SEC on June 13, 2023)

23.1	Consent of Plante Moran, P.C. (filed herewith)

31.1	Certification of Paul L. Palmby as Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Michael S. Wolcott as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document (filed herewith)
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.5	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)

* Indicates management or compensatory agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA FOODS CORPORATION

By: /s/ Michael S. Wolcott

Michael S. Wolcott

Senior Vice President, Chief Financial Officer and Treasurer

July 31, 2023

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Seneca Foods Corporation and Subsidiaries

		Charged/				Balance
	Balance at	(credited)	Charged to	Deductions		at end
	beginning	to income	other	from		of period
	of period	(Restated)	accounts	reserve		(Restated)
Year-ended March 31, 2023:
Allowance for doubtful accounts	$54	$(20)	$-	$-	(a)	$34
Income tax valuation allowance	$3,931	$1,076	$-	$-		$5,007

Year-ended March 31, 2022:
Allowance for doubtful accounts	$339	$(291)	$-	$(6)	(a)	$54
Income tax valuation allowance	$4,674	$(743)	$-	$-		$3,931

Year-ended March 31, 2021:
Allowance for doubtful accounts	$1,598	$(1,304)	$-	$(45)	(a)	$339
Income tax valuation allowance	$4,473	$201	$-	$-		$4,674

(a) Accounts written off, net of recoveries.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Seneca Foods Corporation
Fairport, New York

The audit referred to in our report dated June 13, 2023 (except for the effect of the restatement disclosed in Notes 2 and 5, as to which the date is July 31, 2023) relating to the consolidated financial statements of Seneca Foods Corporation also included the audit of the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Plante Moran, P.C.

We have served as the Company’s auditor since 2019.

Southfield, Michigan
June 13, 2023 (except for the March 31, 2023 income tax valuation allowance as to which the date is July 31, 2023)