Form 10-Q
period 2023-07-01
Seneca Foods Corp
filed 2023-08-09
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Registrant as specified in its charter)

New York	16-0733425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 WillowBrook Office Park, Fairport, New York	14450
(Address of principal executive offices)	(Zip code)

(585) 495-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock Class A, $.25 Par	SENEA	NASDAQ Global Select Market
Common Stock Class B, $.25 Par	SENEB	NASDAQ Global Select Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of July 28, 2023 are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,884,855
Common Stock Class B, $0.25 Par	1,708,781

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Unaudited	Unaudited
	July 1, 2023	July 2, 2022	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,291	$12,236	$12,256
Accounts receivable, net of allowance for credit losses of $33, $44 and $34, respectively	84,964	86,173	97,101
Assets held for sale	3,158	4,639	4,358
Inventories	735,124	517,066	670,898
Refundable income taxes	31	4,704	6,976
Other current assets	2,370	4,278	2,450
Total current assets	837,938	629,096	794,039
Property, plant and equipment, net	305,221	278,946	301,212
Right-of-use assets operating, net	22,105	31,543	23,235
Right-of-use assets financing, net	31,162	34,005	33,571
Pension assets	58,904	51,936	59,304
Other assets	1,286	1,980	1,360
Total assets	$1,256,616	$1,027,506	$1,212,721

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$117,700	$142,244	$69,232
Deferred revenue	6,460	3,906	9,956
Accrued vacation	11,307	11,791	11,143
Accrued payroll	10,667	9,530	16,772
Other accrued expenses	21,452	23,467	23,293
Current portion of long-term debt and lease obligations	32,616	25,016	25,792
Total current liabilities	200,202	215,954	156,188
Long-term debt, less current portion	414,894	167,089	432,695
Operating lease obligations, less current portion	15,196	19,452	16,675
Financing lease obligations, less current portion	15,484	18,422	17,293
Deferred income tax liability, net	31,513	33,518	31,481
Other liabilities	3,503	4,763	3,639
Total liabilities	680,792	459,198	657,971
Commitments and contingencies
Stockholders' equity:
Preferred stock	351	644	351
Common stock, $.25 par value per share	3,049	3,042	3,049
Additional paid-in capital	99,304	98,750	99,152
Treasury stock, at cost	(170,750)	(144,802)	(168,573)
Accumulated other comprehensive loss	(20,488)	(26,468)	(20,488)
Retained earnings	664,358	637,142	641,259
Total stockholders' equity	575,824	568,308	554,750
Total liabilities and stockholders’ equity	$1,256,616	$1,027,506	$1,212,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Net sales	$298,664	$265,193

Costs and expenses:
Cost of product sold	243,375	242,350
Selling, general and administrative	19,849	18,242
Plant restructuring	140	56
Other operating income, net	(197)	(2,051)
Total costs and expenses	263,167	258,597
Operating income	35,497	6,596
Other income and expenses:
Other non-operating income	(1,337)	(1,526)
Interest expense, net	6,573	1,390
Earnings before income taxes	30,261	6,732
Income taxes	7,150	1,629
Net earnings	$23,111	$5,103

Earnings per share:
Basic	$3.04	$0.62
Diluted	$3.01	$0.62

Weighted average common shares outstanding:
Basic	7,596	8,155
Diluted	7,670	8,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022

Comprehensive income:
Net earnings	$23,111	$5,103
Total	$23,111	$5,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net earnings	$23,111	$5,103
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation & amortization	10,680	9,788
Gain on the sale of assets	(304)	(2,109)
Deferred income taxes	32	502
Changes in operating assets and liabilities:
Accounts receivable	12,137	33,315
Inventories	(64,226)	(113,071)
Other current assets	80	1,096
Income taxes	6,945	742
Accounts payable, accrued expenses and other	36,569	41,819
Net cash provided by/(used in) operating activities	25,024	(22,815)
Cash flows from investing activities:
Additions to property, plant and equipment	(14,744)	(19,234)
Proceeds from the sale of assets	3,073	3,950
Net cash used in investing activities	(11,671)	(15,284)
Cash flows from financing activities:
Long-term borrowing	314,460	209,505
Payments on long-term debt	(323,261)	(152,040)
Payments on financing leases	(2,328)	(2,099)
Purchase of treasury stock	(2,177)	(15,923)
Dividends	(12)	(12)
Net cash (used in)/provided by financing activities	(13,318)	39,431

Net increase in cash and cash equivalents	35	1,332
Cash and cash equivalents, beginning of the period	12,256	10,904
Cash and cash equivalents, end of the period	$12,291	$12,236

Supplemental disclosures of cash flow information:
Noncash transactions:
Right-of-use assets obtained in exchange for lease obligations	$2,266	$2,363
Right-of-use assets derecognized upon early lease termination	$1,931	$396
Property, plant and equipment purchased on account	$837	$1,031
Sale of property, plant and equipment in exchange for note receivable	$-	$750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2024:
Balances, March 31, 2023	$351	$3,049	$99,152	$(168,573)	$(20,488)	$641,259
Net earnings	-	-	-	-	-	23,111
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Issue stock for bonus program	-	-	72	-	-	-
Equity incentive program	-	-	80	-	-	-
Purchase treasury stock	-	-	-	(2,177)	-	-
Balances, July 1, 2023	$351	$3,049	$99,304	$(170,750)	$(20,488)	$664,358

First Quarter FY 2023:
Balances, March 31, 2022	$644	$3,041	$98,641	$(128,879)	$(26,468)	$632,051
Net earnings	-	-	-	-	-	5,103
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Issue stock for bonus program	-	1	76	-	-	-
Equity incentive program	-	-	33	-	-	-
Purchase treasury stock	-	-	-	(15,923)	-	-
Balances, July 2, 2022	$644	$3,042	$98,750	$(144,802)	$(26,468)	$637,142

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25

Shares authorized and designated:
July 1, 2023	200,000	1,400,000	8,292	20,000,000	10,000,000
Shares outstanding:
July 1, 2023	200,000	807,240	8,292	5,884,855	1,708,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

1.	Basis of Preparation and Presentation

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables with 26 facilities in eight states in support of its operations. The Company’s principal products include canned vegetables, frozen vegetables, jarred fruit, and other food products. The products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. Additionally, products are sold to food service distributors, restaurant chains, industrial markets, other food packagers, export customers in approximately 60 countries, and federal, state and local governments for school and other food programs.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement presentation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2023.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. A summary of significant accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2023.

Reclassifications—Certain previously reported amounts have been reclassified to conform to the current period classification, notably that plant restructuring is shown as a separate line item in the current year statement of net earnings and was previously condensed. There was no impact to any totals or subtotals on the statement of net earnings as a result of the reclassifications. In addition, the Company’s balance sheet for the quarter ended July 2, 2022 has been adjusted to reflect the beginning balance of certain items in accordance with the restated March 31, 2022 balance sheet shown on the Company’s Annual Report on Form 10-K/A (Amendment No. 1) that was filed with SEC on July 31, 2023.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as the London Interbank Offered Rate (LIBOR). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance, so the FASB has deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The interest rates associated with the Company’s previous borrowings under its senior revolving credit facility (as defined in Note 7, “Long-term Debt”) were tied to LIBOR. Subsequent to the amendment of the senior revolving credit facility agreement on September 14, 2022, the Company’s borrowings are tied to the Secured Overnight Financing Rate (SOFR) plus a spread adjustment (see Note 7, “Long-term Debt”). The adoption of ASU 2020-04 as a result of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
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

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended
	July 1,	July 2,
	2023	2022
Canned vegetables	$250,950	$218,335
Frozen vegetables	21,539	19,711
Fruit products	16,738	18,332
Snack products	3,098	2,980
Other	6,339	5,835
	$298,664	$265,193

As a result of certain contracts with customers, the Company has contract asset balances of $0.6 million, $1.1 million, and $0.6 million as of July 1, 2023, July 2, 2022, and March 31, 2023, respectively, which are included in other current assets on the condensed consolidated balance sheets.

3.	Earnings per Common Share

Earnings per share for the three months ended July 1, 2023 and July 2, 2022 are as follows (in thousands, except per share amounts):

	Three Months Ended
	July 1,	July 2,
	2023	2022
Basic
Net earnings	$23,111	$5,103
Deduct preferred stock dividends paid	6	6
Undistributed net earnings	23,105	5,097
Earnings attributable to participating preferred	25	20
Earnings attributable to common shareholders	$23,080	$5,077

Weighted average common shares outstanding	7,596	8,155

Basic earnings per common share	$3.04	$0.62

Diluted
Earnings attributable to common shareholders	$23,080	$5,077
Add dividends on convertible preferred stock	5	5
Earnings attributable to common stock on a diluted basis	$23,085	$5,082
Weighted average common shares outstanding-basic	7,596	8,155
Additional shares issued related to the equity compensation plan	7	5
Additional shares to be issued under full conversion of preferred stock	67	67
Total shares for diluted	7,670	8,227

Diluted earnings per common share	$3.01	$0.62

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

4.	Inventories

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

As of July 1, 2023, July 2, 2022, and March 31, 2023, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $300.7 million, $190.1 million, and $302.4 million, respectively. In order to state inventories at LIFO, the Company recorded a decrease to cost of products sold of $1.7 million and an increase to cost of products sold of $19.2 million for the three months ended July 1, 2023 and July 2, 2022, respectively.

The following table shows inventory by category and the related LIFO reserve (in thousands):

	As of:
	July 1,	July 2,	March 31,
	2023	2022	2023
Finished products	$616,470	$390,245	613,622
In process	77,624	24,356	75,123
Raw materials and supplies	341,770	292,517	284,593
	1,035,864	707,118	973,338
Less excess of FIFO cost over LIFO cost	300,740	190,052	302,440
Total inventories	$735,124	$517,066	$670,898

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	As of:
	July 1,	July 2,	March 31,
	2023	2022	2023

Land and land improvements	$46,693	$42,998	$46,978
Buildings and improvements	219,936	202,874	214,110
Machinery & equipment	428,355	412,487	421,067
Office furniture, vehicles and computer software	12,368	10,005	11,738
Construction in progress	39,704	39,189	40,539
Property, plant and equipment, cost	747,056	707,553	734,432
Less: accumulated depreciation	(441,835)	(428,607)	(433,220)
Property, plant and equipment, net	$305,221	$278,946	$301,212

Depreciation expense totaled $8.8 million and $8.1 million for the three months ended July 1, 2023 and July 2, 2022, respectively.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
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

	As of:
	July 1,	July 2,	March 31,
	2023	2022	2023
Property, plant and equipment (net)	$3,158	$4,639	$4,358
Current assets held for sale	$3,158	$4,639	$4,358

7.	Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	As of
	July 1,	July 2,	March 31,
	2023	2022	2023
Revolving credit facility	$52,064	$78,965	$180,598

Term loans
Term Loan A-1
Outstanding principal	88,000	92,003	89,000
Unamortized debt issuance costs	(60)	(95)	(68)
Term Loan A-1, net	87,940	91,908	88,932

Term Loan A-2
Outstanding principal	294,750	-	173,500
Unamortized debt issuance costs	(1,076)	-	(551)
Term Loan A-2, net	293,674	-	172,949

Other	216	216	216
Total long-term debt	433,894	171,089	442,695
Less current portion	19,000	4,000	10,000
Long-term debt, less current portion	$414,894	$167,089	$432,695

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

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

The following table illustrates certain quantitative data for Revolver borrowings during fiscal year 2024 and fiscal year 2023 (in thousands):

	As of:
	July 1,	July 2,	March 31,
	2023	2022	2023
Outstanding borrowings	$52,064	$78,965	$180,598
Weighted average interest rate	6.72%	2.80%	6.34%

	Three Months Ended:
	July 1,	July 2,
	2023	2022
Maximum amount of borrowings	$180,785	$78,965
Average outstanding borrowings	$108,303	$27,010
Weighted average interest rate	6.36%	2.34%

Term Loans

On May 28, 2020, the Company entered into an Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA that provides for a $100.0 million unsecured term loan. The amended and restated agreement has a maturity date of June 1, 2025 and converted the term loan to a fixed interest rate of 3.3012% until maturity in addition to requiring quarterly principal payments of $1.0 million, which commenced during fiscal year 2021. This agreement contains certain covenants, including maintaining a minimum EBITDA and minimum tangible net worth.

On January 20, 2023, the Company entered into a Second Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA (the “Agreement”) which governs two term loans, as summarized below:

Term Loan A-1: The Agreement continues certain aspects of the existing $100.0 million term loan described above, namely Term Loan A-1 will continue to bear interest at a fixed interest rate of 3.3012%, mature on June 1, 2025, require quarterly principal payments of $1.0 million, and remain unsecured.

Term Loan A-2: The Agreement adds an additional term loan in the amount of $175.0 million that will mature on January 20, 2028, and is secured by a portion of the Company’s property, plant and equipment. Term Loan A-2 bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Term Loan A-2 in the amount of $1.5 million commenced on March 1, 2023.

On May 23, 2023, the Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment 1 which amends, restates and replaces in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continues all aspects of Term Loan A-1 as defined in the Agreement.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

The Amendment contains restrictive covenants usual and customary for loans of its type, in addition to financial covenants including minimum EBITDA and minimum tangible net worth. In connection with Amended Term Loan A-2, the Company incurred $1.1 million of financing costs which will be deferred and amortized over the life of the term loan.

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

ROU assets and lease obligations for the Company’s operating and financing leases are disclosed separately in the Company’s condensed consolidated balance sheets. The components of lease cost were as follows (in thousands):

	Three Months Ended
	July 1,	July 2,
	2023	2022
Lease cost:
Amortization of right of use asset	$1,840	$1,589
Interest on lease liabilities	223	239
Finance lease cost	2,063	1,828
Operating lease cost	2,349	4,227
Total lease cost	$4,412	$6,055

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$223	$239
Operating cash flows from operating leases	3,734	5,836
Financing cash flows from finance leases	2,328	2,099
	$6,285	$8,174

Right-of-use assets obtained in exchange for new finance lease liabilities	$73	$723
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,193	$1,640
Weighted-average lease term (years):
Financing leases	4.5	4.6
Operating leases	4.9	4.4
Weighted-average discount rate (percentage):
Financing leases	3.9	3.4
Operating leases	4.5	4.2

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of July 1, 2023 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2024	$4,526	$6,197
2025	6,257	5,301
2026	4,169	4,210
2027	3,241	3,152
2028	2,998	2,774
2029-2034	2,886	2,965
Total minimum payment required	$24,077	$24,599
Less interest	2,297	2,083
Present value of minimum lease payments	21,780	22,516
Amount due within one year	6,584	7,032
Long-term lease obligations	$15,196	$15,484

9.	Income Taxes

The Company’s effective tax rate was 23.6% and 24.2% for the three months ended July 1, 2023 and July 2, 2022, respectively. The effective tax rate decreased in the current interim period primarily due to the impact of state rate changes, which reduced the effective rate by 0.6% as compared to the prior year quarter.

10.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended
	July 1,	July 2,
	2023	2022
Service cost including administration	$1,736	$2,435
Interest cost	2,818	2,374
Expected return on plan assets	(4,174)	(4,025)
Amortization of prior service cost	19	23
Amortization of net loss	-	102
Net periodic benefit cost	$399	$909

There were no pension contributions made during the three months ended July 1, 2023 and July 2, 2022.

11.	Stockholders’ Equity

During the three months ended July 1, 2023, the Company repurchased 43,600 shares of its Class A Common Stock at a cost of $2.2 million, which are included in Treasury Stock. During the three months ended July 2, 2022, the Company repurchased 294,041 shares of its Class A Common Stock at a cost of $15.9 million. The Company did not repurchase any of its Class B Common Stock in either three month interim period. As of July 1, 2023, there are 4,609,842 shares or $170.8 million of repurchased stock being held as Treasury Stock. These shares are not considered outstanding.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

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

	As of:
	July 1,	July 2,	March 31,
	2023	2022	2023
Carrying value	$433,894	$171,089	$442,695
Fair value	$427,116	$165,108	$436,293

13.	Other Operating Income and Expense

The Company had net other operating income of $0.2 million during the three months ended July 1, 2023, which was driven primarily by the sale of a non-operational plant in the Midwest. During the three months ended July 2, 2022, the Company had net other operating income of $2.1 million, driven mostly by the gain on the sale of various fixed assets.

14.	Restructuring

The following table summarizes the rollforward of restructuring charges recorded and the accruals established (in thousands):

	Restructuring Payable
	Severance	Other Costs	Total
Balance March 31, 2023	$117	$-	$117
First quarter charge	(42)	182	140
Cash payments/write offs	(75)	(182)	(257)
Balance July 1, 2023	$-	$-	$-

	Severance	Other Costs	Total
Balance March 31, 2022	$-	$-	$-
First quarter charge	-	56	56
Cash payments/write offs	-	(56)	(56)
Balance July 2, 2022	$-	$-	$-

During the three months ended July 1, 2023, the Company incurred restructuring charges primarily due to equipment moves from ceasing production of green beans at a plant in the Northeast in the previous fiscal year. During the three months ended July 2, 2022, the Company incurred restructuring charges primarily related to plants that were closed in previous periods.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Seneca Foods Corporation is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. Our product offerings include canned, frozen and jarred produce and snack chips that are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. Canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. We also sell products to foodservice distributors, restaurant chains, industrial markets, other food processors, export customers in approximately 60 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

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

We continue to experience material cost inflation for many of our raw materials and other input costs attributable to a number of factors, including but not limited to, the war in Ukraine, supply chain disruptions (including raw material shortages) and labor shortages. While we have no direct exposure to Russia and Ukraine, we have experienced increased costs for transportation, energy and raw materials due in part to the negative impact of the Russia-Ukraine conflict on the global economy. We attempt to manage cost inflation risks by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs. To the extent we are unable to avoid or offset any present or future cost increases our operating results could be materially adversely affected.

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended
	July 1,	July 2,
	2023	2022
Canned vegetables	$250,950	$218,335
Frozen vegetables	21,539	19,711
Fruit products	16,738	18,332
Snack products	3,098	2,980
Other	6,339	5,835
	$298,664	$265,193

Three Months Ended July 1, 2023 and July 2, 2022

Net sales totaled $298.7 million for the three months ended July1, 2023 as compared with $265.2 million for the three months ended July 2, 2022. The overall net sales increase of $33.5 million, or 12.6%, was predominantly due to higher selling prices contributing favorability of $40.2 million offset by lower sales volumes having an unfavorable impact of $6.7 million to net sales, as compared to the prior year three-month interim period.

Net sales of canned and frozen vegetables increased over the prior year quarter due to higher pricing necessitated by the material cost increases that the Company is experiencing. Volume in each of these product categories is slightly down vs. the prior year quarter partially offsetting a portion of the favorability in net sales generated by increased pricing. While the Company’s fruit products category also increased pricing in response to material cost pressures, decreased sales volumes had a larger impact on net sales for the quarter resulting in a decrease to net sales compared to the prior year quarter. Net sales in the snack products category remained relatively consistent quarter over quarter.

Operating and Non-Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales:

	Three Months Ended
	July 1,	July 2,
	2023	2022
Gross margin	18.5%	8.6%
Selling, general, and administative expense	6.6%	6.9%
Other operating income, net	0.1%	0.8%
Other non-operating income	0.4%	0.6%
Interest expense, net	2.2%	0.5%
Income taxes	2.4%	0.6%

Three Months Ended July 1, 2023 and July 2, 2022

Gross margin: Gross margin for the three months ended July 1, 2023 was 18.5% as compared with 8.6% for the three months ended July 2, 2022. The increase in gross margin for the three months ended July 1, 2023 was due primarily to the Company incurring a LIFO credit in the current quarter compared a LIFO charge in the prior quarter. The Company’s LIFO credit for the three months ended July 1, 2023 was $1.7 million as compared to a LIFO charge of $19.2 million for the three months ended July 2, 2022.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the three months ended July 1, 2023, were 6.6% as compared with 6.9% for the prior year quarter. The decrease in selling, general, and administrative costs as a percentage of net sales was due to the increase in net sales and the fixed nature of certain expenses.

Other Operating Expense (Income), net: The Company had net other operating income of $0.2 million during the three months ended July 1, 2023, which was driven primarily by the sale of a non-operational plant in the Midwest. During the three months ended July 2, 2022, the Company had net other operating income of $2.1 million, driven mostly by the gain on the sale of various fixed assets.

Restructuring: During the three months ended July 1, 2023, the Company incurred restructuring charges primarily due to equipment moves from ceasing production of green beans at a plant in the Northeast in the previous fiscal year. During the three months ended July 2, 2022, the Company incurred restructuring charges primarily related to plants that were closed in previous periods.

Other Non-Operating Income: Other non-operating income totaled $1.3 million and $1.5 million for the three months ended July 1, 2023, and July 2, 2022, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense: Interest expense as a percentage of net sales was 2.2% for the three months ended July 1, 2023, as compared to 0.5% for the three months ended July 2, 2022. Interest expense increased from $1.4 million in the prior year quarter to $6.6 million for the current quarter as a result of higher interest rates and the receipt of Amended Term Loan A-2.

Income Taxes:

The Company’s effective tax rate was 23.6% and 24.2% for the three months ended July 1, 2023 and July 2, 2022, respectively. The effective tax rate decreased in the current interim period primarily due to the impact of state rate changes, which reduced the effective rate by 0.6% as compared to the prior year quarter.

Earnings per Share:

A summary of the Company’s earnings per common share is as follows:

	Three Months Ended
	July 1,	July 2,
	2023	2022
Basic earnings per common share	$3.04	$0.62
Diluted earnings per common share:	$3.01	$0.62

For details of the calculation of these amounts, refer to Note 3 “Earnings per Common Share.”

Liquidity and Capital Resources

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	July 1,	July 2,	March 31,	March 31,
	2023	2022	2023	2022
Working capital:
Balance	$637,736	$413,142	$637,851	$377,531
Change in quarter	$(115)	$35,611
Current portion of long-term debt	$19,000	$4,000	$10,000	$4,000
Long-term debt, less current portion	$414,894	$167,089	$432,695	$109,624
Operating lease obligations, less current portion	$15,196	$19,452	$16,675	$22,533
Financing lease obligations, less current portion	$15,484	$18,422	$17,293	$19,942
Total stockholders' equity per equivalent common share (1)	$75.08	$69.81	$71.95	$68.66
Stockholders' equity per common share	$75.78	$70.60	$72.61	$69.41
Current ratio	4.19	2.91	5.08	3.18

Note (1): Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 12 of the Notes to Consolidated Financial Statements of the Company’s 2023 Annual Report on Form 10-K/A (Amendment No. 1) for conversion details.

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
Cash provided by/(used in) operating activities	$25,024	$(22,815)
Cash used in investing activities	(11,671)	(15,284)
Cash (used in)/provided by financing activities	(13,318)	39,431
Increase in cash and cash equivalents	35	1,332
Cash and cash equivalents, beginning of period	12,256	10,904
Cash and cash equivalents, end of period	$12,291	$12,236

Net Cash Provided by/(Used in) Operating Activities: For the three months ended July 1, 2023, cash provided by operating activities was $25.0 million, which consisted of net earnings of $23.1 million, adjusted by non-cash charges of $10.4 million, partially offset by operating assets and liabilities using cash of $8.5 million. The non-cash charges were largely driven by $10.7 million of depreciation and amortization. The change in operating assets and liabilities was due to inventories being a use of cash as early stages of the Company’s seasonal pack commenced during the quarter.

For the three months ended July 2, 2022, cash used in operating activities was $22.8 million, which consisted of a use of cash of $36.1 million by operating assets and liabilities partially offset by net earnings of $5.1 million, adjusted by non-cash charges of $8.2 million. The non-cash charges were largely driven by $9.8 million of depreciation and amortization. The change in operating assets and liabilities was largely due to inventories being a use of cash driven by the material cost inflation to various production inputs.

The cash requirements of the business fluctuate significantly throughout the year to coincide with the seasonal growing cycles of vegetables. The majority of the inventories are produced during the packing months, from June through November, and are then sold over the following year. Cash flow from operating activities is one of the Company’s main sources of liquidity

Net Cash Used in Investing Activities: Net cash used in investing activities was $11.7 million for the three months ended July 1, 2023, and consisted of cash used for capital expenditures of $14.8 million partially offset by proceeds from the sale of assets totaling $3.1 million. Net cash used in investing activities was $15.3 million for the three months ended July 2, 2022, and consisted of cash used for capital expenditures of $19.2 million partially offset by proceeds from the sale of assets totaling $4.0 million.

Net Cash (Used in)/Provided by Financing Activities: Net cash used in financing activities was $13.3 million for the three months ended July 1, 2023, driven primarily by a net paydown on the Company’s debt of $8.8 million during the quarter. Additionally, the Company used cash of $2.2 million to purchase treasury stock and $2.3 million and to make payments on financing leases.

Net cash provided by financing activities was $39.4 million for the three months ended July 2, 2022, driven by a net increase in debt borrowings of $57.4 million. These cash proceeds were partially offset by purchasing treasury stock of $15.9 million and by making payments of $2.1 million on financing leases.

Revolving Credit Facility: On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400.0 million that is seasonally adjusted (the “Revolver”). Maximum borrowings under the Revolver total $300.0 million from April through July and $400.0 million from August through March. The Revolver balance is included in Long-Term Debt in the accompanying condensed consolidated balance sheet due to the Revolver’s March 24, 2026 maturity. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver. The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.

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

Term Loans: On May 28, 2020, the Company entered into an Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA that provides for a $100.0 million unsecured term loan. The amended and restated agreement has a maturity date of June 1, 2025 and converted the term loan to a fixed interest rate of 3.3012% until maturity in addition to requiring quarterly principal payments of $1.0 million, which commenced during fiscal year 2021. This agreement contains certain covenants, including maintaining a minimum EBITDA and minimum tangible net worth.

On January 20, 2023, the Company entered into a Second Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA (the “Agreement”) which governs two term loans, as summarized below:

Term Loan A-1: The Agreement continues certain aspects of the existing $100.0 million term loan described above, namely Term Loan A-1 will continue to bear interest at a fixed interest rate of 3.3012%, mature on June 1, 2025, require quarterly principal payments of $1.0 million, and remain unsecured.

Term Loan A-2: The Agreement adds an additional term loan in the amount of $175.0 million that will mature on January 20, 2028, and is secured by a portion of the Company’s property, plant and equipment. Term Loan A-2 bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Term Loan A-2 in the amount of $1.5 million commenced on March 1, 2023.

On May 23, 2023, the Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment 1 which amends, restates and replaces in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continues all aspects of Term Loan A-1 as defined in the Agreement.

The Amendment contains restrictive covenants usual and customary for loans of its type, in addition to financial covenants including minimum EBITDA and minimum tangible net worth. In connection with Amended Term Loan A-2, the Company incurred $1.1 million of financing costs which will be deferred and amortized over the life of the term loan.

As of July 1, 2023, the Company was in compliance with all covenants for its revolving credit facility and term loan agreements.

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

The Company’s fruit and vegetable sales exhibit seasonal increases in the third fiscal quarter due to increased retail demand during the holiday seasons. In addition, the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis at the end of each pack cycle, which typically occurs during the second and third quarters. The seasonal nature of the Company’s sales, particularly holiday driven retail sales, result in the accounts receivable balance reaching its highest point at the end of the second and third fiscal quarters, while typically being the lowest at the end of the first quarter.

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

	Three Months Ended
	July 1, 2023	July 2, 2022
	(In thousands)

Earnings before income taxes, as reported	$30,261	$6,732
LIFO (credit) charge	(1,700)	19,223
Adjusted earnings before income taxes	28,561	25,955
Income taxes(1)	6,727	6,416
Adjusted net earnings	$21,834	$19,539

(1)

For the three months ended July 1, 2023 and July 2, 2022, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $7.2 million and $1.6 million, respectively, and applying the effective statutory tax rate of 24.9% for both of the respective periods to the pre-tax LIFO (credit) charge.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. There have been no material changes to the Company’s exposure to market risk since March 31, 2023. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility and Amended Term Loan A-2. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate lease obligations.

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

As reported in the Company’s amended Annual Report on Form 10-K/A for the year ended March 31 2023, subsequent to the year-end audit, the Company’s management identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for valuing inventory using the LIFO method, specifically the review controls in place with respect to a year-end adjustment to the calculation of the LIFO reserve were not effective.  An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. During the formulaic valuation of actual inventory values at fiscal year end, incorrect quantities were applied to the calculation which resulted in an understatement of the LIFO reserve as of March 31, 2023 and 2022. In contrast, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

A material weakness relating to the year-end adjustment to the calculation of the LIFO reserve cannot be considered remediated until the applicable remedial controls operate for a sufficient time. Notwithstanding the existence of the above-mentioned material weakness, the Company believes that the consolidated financial statements in this filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles. Additionally, our management has concluded that the Company’s interim LIFO calculations are not impacted by this material weakness.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 1, 2023, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to quarter-end, and in response to the previously disclosed material weakness, the Company has identified certain remedial actions to mitigate the material weakness, including the implementation of new controls and the enhancement of existing controls to reconcile the inventory quantities used in the year-end LIFO calculation to the quantities in the Company’s enterprise resource planning system. The Company will also utilize newly developed software, equipped with analytical features allowing for comparison and trend analysis to previous periods, to perform the LIFO calculation. The Company’s management will review and investigate material irregularities identified by this software and document the cause of those irregularities prior to approval of the final LIFO calculation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 16 to the Consolidated Financial Statements included in Part II Item 8 of the Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2023.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report Form 10-K for the period ended March 31, 2023 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price
	Shares Purchased		Paid per Share			Maximum Number
					Total Number of Shares	(or Approximate Dollar Value) of
	Class A	Class B	Class A	Class B	Purchased as Part of Publicly	Shares that May Yet Be Purchased
Period	Common	Common	Common	Common	Announced Plans or Programs	Under the Plans or Programs
4/01/2023 –
4/30/2023 (2)	32,000	-	$50.20	-
05/01/2023 –
05/31/2023 (1)	11,600	-	$49.13	-
06/01/2023
06/30/2023		-		-
Total	43,600	-	$49.67	-	-	550,661
(1)	Shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.
(2)	Shares that were purchased from the Seneca Foods Foundation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the three months ended July 1, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Paul L. Palmby pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael S. Wolcott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FOODS CORPORATION

By:	/s/ Paul L. Palmby
Paul L. Palmby
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2023

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

August 9, 2023