Form 10-Q
period 2023-09-30
Seneca Foods Corp
filed 2023-11-09
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of October 26, 2023, are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,471,117
Common Stock Class B, $0.25 Par	1,676,953

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Unaudited	Unaudited
	September 30, 2023	October 1, 2022	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,081	$12,887	$12,256
Accounts receivable, net of allowance for credit losses of $61, $66 and $34, respectively	128,380	162,517	97,101
Assets held for sale	200	4,604	4,358
Inventories	1,013,447	814,966	670,898
Refundable income taxes	960	1,367	6,976
Other current assets	2,443	3,542	2,450
Total current assets	1,157,511	999,883	794,039
Property, plant and equipment, net	305,856	283,729	301,212
Right-of-use assets operating, net	22,154	26,481	23,235
Right-of-use assets financing, net	26,578	34,838	33,571
Pension assets	58,506	51,048	59,304
Other assets	1,115	1,993	1,360
Total assets	$1,571,720	$1,397,972	$1,212,721

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$321,579	$345,151	$69,232
Deferred revenue	14,637	13,009	9,956
Accrued vacation	11,295	11,887	11,143
Accrued payroll	22,446	22,054	16,772
Other accrued expenses	31,277	31,051	23,293
Current portion of long-term debt and lease obligations	31,583	22,063	25,792
Total current liabilities	432,817	445,215	156,188
Long-term debt, less current portion	492,685	316,345	432,695
Operating lease obligations, less current portion	13,995	16,508	16,675
Financing lease obligations, less current portion	14,202	18,499	17,293
Deferred income tax liability, net	31,440	33,959	31,481
Other liabilities	3,356	4,039	3,639
Total liabilities	988,495	834,565	657,971
Commitments and contingencies
Stockholders' equity:
Preferred stock	351	612	351
Common stock, $0.25 par value per share	3,050	3,043	3,049
Additional paid-in capital	99,392	98,818	99,152
Treasury stock, at cost	(188,217)	(165,871)	(168,573)
Accumulated other comprehensive loss	(20,488)	(26,468)	(20,488)
Retained earnings	689,137	653,273	641,259
Total stockholders' equity	583,225	563,407	554,750
Total liabilities and stockholders’ equity	$1,571,720	$1,397,972	$1,212,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$407,475	$439,842	$706,139	$705,035

Costs and expenses:
Cost of product sold	349,357	398,063	592,732	640,413
Selling, general and administrative	21,031	20,480	40,880	38,722
Plant restructuring	9	52	149	108
Other operating income, net	(1,346)	(589)	(1,543)	(2,640)
Total costs and expenses	369,051	418,006	632,218	676,603
Operating income	38,424	21,836	73,921	28,432
Other income and expenses:
Other non-operating income	(1,338)	(1,527)	(2,675)	(3,053)
Interest expense, net	7,185	2,370	13,758	3,760
Earnings before income taxes	32,577	20,993	62,838	27,725
Income taxes	7,798	4,862	14,948	6,491
Net earnings	$24,779	$16,131	$47,890	$21,234

Earnings per share:
Basic	$3.32	$2.05	$6.36	$2.64
Diluted	$3.29	$2.03	$6.30	$2.62

Weighted average common shares outstanding:
Basic	7,445	7,836	7,521	7,995
Diluted	7,515	7,906	7,591	8,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Comprehensive income:
Net earnings	$24,779	$16,131	$47,890	$21,234
Total	$24,779	$16,131	$47,890	$21,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net earnings	$47,890	$21,234
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	21,769	19,844
Gain on the sale of assets	(1,785)	(2,167)
Deferred income taxes	(41)	943
Changes in operating assets and liabilities:
Accounts receivable	(31,279)	(42,848)
Inventories	(342,549)	(410,971)
Other current assets	7	1,651
Income taxes	6,016	4,079
Accounts payable	252,347	257,549
Accrued expenses and other	21,346	17,065
Net cash used in operating activities	(26,279)	(133,621)
Cash flows from investing activities:
Additions to property, plant and equipment	(26,452)	(33,871)
Proceeds from the sale of assets	7,566	4,045
Net cash used in investing activities	(18,886)	(29,826)
Cash flows from financing activities:
Long-term borrowing	551,313	499,956
Payments on long-term debt	(482,107)	(293,235)
Payments on financing leases	(4,560)	(4,287)
Purchase of treasury stock	(19,644)	(36,992)
Dividends	(12)	(12)
Net cash provided by financing activities	44,990	165,430

Net (decrease) increase in cash and cash equivalents	(175)	1,983
Cash and cash equivalents, beginning of the period	12,256	10,904
Cash and cash equivalents, end of the period	$12,081	$12,887

Supplemental disclosures of cash flow information:
Noncash transactions:
Right-of-use assets obtained in exchange for lease obligations	$4,136	$5,166
Right-of-use assets derecognized upon early lease termination	$2,298	$2,564
Property, plant and equipment purchased on account	$934	$517
Sale of property, plant and equipment in exchange for note receivable	$-	$750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2024:
Balances, March 31, 2023	$351	$3,049	$99,152	$(168,573)	$(20,488)	$641,259
Net earnings	-	-	-	-	-	23,111
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Issue stock for bonus program	-	-	72	-	-	-
Equity incentive program	-	-	80	-	-	-
Purchase treasury stock	-	-	-	(2,177)	-	-
Balances, July 1, 2023	$351	$3,049	$99,304	$(170,750)	$(20,488)	$664,358

Second Quarter FY 2024:
Net earnings	-	-	-	-	-	24,779
Equity incentive program	-	1	88	-	-	-
Purchase treasury stock	-	-	-	(17,467)	-	-
Balances, September 30, 2023	$351	$3,050	$99,392	$(188,217)	$(20,488)	$689,137

First Quarter FY 2023:
Balances, March 31, 2022	$644	$3,041	$98,641	$(128,879)	$(26,468)	$632,051
Net earnings	-	-	-	-	-	5,103
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Issue stock for bonus program	-	1	76	-	-	-
Equity incentive program	-	-	33	-	-	-
Purchase treasury stock	-	-	-	(15,923)	-	-
Balances, July 2, 2022	$644	$3,042	$98,750	$(144,802)	$(26,468)	$637,142

Second Quarter FY 2023:
Net earnings	-	-	-	-	-	16,131
Equity incentive program	-	-	37	-	-	-
Preferred stock conversion	(32)	1	31	-	-	-
Purchase treasury stock	-	-	-	(21,069)	-	-
Balances, October 1, 2022	$612	$3,043	$98,818	$(165,871)	$(26,468)	$653,273

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25

Shares authorized and designated:
September 30, 2023	200,000	1,400,000	8,292	20,000,000	10,000,000
Shares outstanding:
September 30, 2023	200,000	807,240	8,292	5,555,666	1,699,753

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement presentation. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2023.

Due to the seasonal nature of the business, quarterly operating results and cash flows are not necessarily indicative of the results that may be expected for other interim periods or the full year. All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. A summary of significant accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2023.

Reclassifications—Certain previously reported amounts have been reclassified to conform to the current period classification, notably that plant restructuring is shown as a separate line item in the statements of net earnings and was previously condensed. Additionally, on the statements of cash flows, the change in accounts payable is presented separately from accrued expenses and other after previously being condensed into the same line item within net cash used in operating activities. There was no impact to any totals or subtotals on the condensed consolidated balance sheets, statements of net earnings, or statements of cash flows as a result of the reclassifications. In addition, the Company’s balance sheet for the six-month period ended October 1, 2022 has been adjusted to reflect the beginning balance of certain items in accordance with the restated March 31, 2022 balance sheet shown on the Company’s Annual Report on Form 10-K/A (Amendment No. 1) that was filed with SEC on July 31, 2023.

New Accounting Pronouncements and Policies

Effective April 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended in November 2018 through ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). The amended guidance requires entities to estimate lifetime expected credit losses for trade and other receivables, including those that are current with respect to payment terms, along with other financial instruments which may result in earlier recognition of credit losses. The Company evaluated its existing methodology for estimating an allowance for doubtful accounts and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. In determining the Company’s reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The adoption of ASU 2016-13 did not have a material impact to the Company’s condensed consolidated financial statements.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as the London Interbank Offered Rate (“LIBOR”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extends the period of time preparers can utilize the reference rate reform relief guidance, so the FASB has deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The interest rates associated with the Company’s previous borrowings under its senior revolving credit facility (as defined in Note 7, “Long-term Debt”) were tied to LIBOR. Subsequent to the amendment of the senior revolving credit facility agreement on September 14, 2022, the Company’s borrowings are tied to the Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment (see Note 7, “Long-term Debt”). The adoption of ASU 2020-04 as a result of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

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

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Canned vegetables	$328,586	$364,749	$579,536	$583,084
Frozen vegetables	43,046	40,095	64,585	59,806
Fruit products	22,801	23,971	39,539	42,303
Snack products	4,256	3,695	7,354	6,675
Other	8,786	7,332	15,125	13,167
	$407,475	$439,842	$706,139	$705,035

As a result of certain contracts with customers, the Company has contract asset balances of $0.5 million, $0.5 million, and $0.6 million as of September 30, 2023, October 1, 2022, and March 31, 2023, respectively, which are included in other current assets on the condensed consolidated balance sheets. The Company records deferred revenue for prepaid case and labeling and storage services which have been collected from bill and hold sales. Amounts are recognized in revenue as the associated performance obligation is satisfied and control has transferred to the customer.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

3.	Earnings per Common Share

Earnings per share for the three and six months ended September 30, 2023 and October 1, 2022 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Basic
Net earnings	$24,779	$16,131	$47,890	$21,234
Deduct preferred stock dividends paid	6	6	12	12
Undistributed net earnings	24,773	16,125	47,878	21,222
Earnings attributable to participating preferred	28	65	53	85
Earnings attributable to common shareholders	$24,745	$16,060	$47,825	$21,137

Weighted average common shares outstanding	7,445	7,836	7,521	7,995

Basic earnings per common share	$3.32	$2.05	$6.36	$2.64

Diluted
Earnings attributable to common shareholders	$24,745	$16,060	$47,825	$21,137
Add dividends on convertible preferred stock	5	5	10	10
Earnings attributable to common stock on a diluted basis	$24,750	$16,065	$47,835	$21,147
Weighted average common shares outstanding-basic	7,445	7,836	7,521	7,995
Additional shares issued related to the equity compensation plan	3	3	3	3
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	7,515	7,906	7,591	8,065

Diluted earnings per common share	$3.29	$2.03	$6.30	$2.62

4.	Inventories

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

As of September 30, 2023, October 1, 2022, and March 31, 2023, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $310.1 million, $219.3 million, and $302.4 million, respectively. In order to state inventories at LIFO, the Company recorded an increase to cost of products sold of $9.3 million and $29.2 million for the three months ended September 30, 2023 and October 1, 2022, respectively, and an increase to cost of products sold of $7.6 million and $48.4 million for the six months ended September 30, 2023 and October 1, 2022, respectively.

The following table shows inventory by category and the related LIFO reserve (in thousands):

		As of:
	September 30,	October 1,	March 31,
	2023	2022	2023
Finished products	$988,307	$805,500	613,622
In process	87,463	47,050	75,123
Raw materials and supplies	247,733	181,680	284,593
	1,323,503	1,034,230	973,338
Less excess of FIFO cost over LIFO cost	310,056	219,264	302,440
Total inventories	$1,013,447	$814,966	$670,898

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

		As of:
	September 30,	October 1,	March 31,
	2023	2022	2023

Land and land improvements	$48,385	$43,686	$46,978
Buildings and improvements	231,736	204,767	214,110
Machinery and equipment	440,206	421,015	421,067
Office furniture, vehicles and computer software	13,149	10,326	11,738
Construction in progress	23,575	40,688	40,539
Property, plant and equipment, cost	757,051	720,482	734,432
Less: accumulated depreciation	(451,195)	(436,753)	(433,220)
Property, plant and equipment, net	$305,856	$283,729	$301,212

Depreciation expense totaled $9.3 million and $8.3 million for the three months ended September 30, 2023 and October 1, 2022, respectively. For the six months ended September 30, 2023 and October 1, 2022, depreciation expense totaled $18.1 million and $16.4 million, respectively.

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

		As of:
	September 30,	October 1,	March 31,
	2023	2022	2023
Property, plant and equipment, net	$200	$4,604	$4,358
Current assets held for sale	$200	$4,604	$4,358

The decrease in assets held for sale during the six months ended September 30, 2023 was due to a reduction of $1.6 million for write-downs to properly reflect the lower of carrying value or fair value less costs to sell and a reduction of $2.5 million in connection with the sale of non-operational assets in the Pacific Northwest. The Company received proceeds of $4.4 million, resulting in a net gain of $1.9 million which is recorded in other operating income, net in the condensed consolidated statement of net earnings.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

7.	Long-Term Debt

Long-term debt is comprised of the following (in thousands):

		As of
	September 30,	October 1,	March 31,
	2023	2022	2023
Revolving credit facility	$134,757	$229,213	$180,598

Term loans
Term Loan A-1
Outstanding principal	87,000	91,000	89,000
Unamortized debt issuance costs	(53)	(84)	(68)
Term Loan A-1, net	86,947	90,916	88,932

Term Loan A-2
Outstanding principal	291,000	-	173,500
Unamortized debt issuance costs	(1,019)	-	(551)
Term Loan A-2, net	289,981	-	172,949

Other	216	216	216
Total long-term debt	511,901	320,345	442,695
Less current portion	19,216	4,000	10,000
Long-term debt, less current portion	$492,685	$316,345	$432,695

Revolving Credit Facility

On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400.0 million that is seasonally adjusted (the “Revolver”). Maximum borrowings under the Revolver total $300.0 million from April through July and $400.0 million from August through March. The Revolver balance is included in Long-Term Debt in the accompanying condensed consolidated balance sheets due to the Revolver’s March 24, 2026 maturity. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver. The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.

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

On September 14, 2022, the Company entered into a First Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Revolver Amendment”) which amended several provisions to replace LIBOR with SOFR plus a spread adjustment as the interest rate benchmark on the Revolver. The transition to SOFR did not materially impact the interest rates applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Revolver as a result of the Revolver Amendment.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

The following table illustrates certain quantitative data for Revolver borrowings during fiscal year 2024 and fiscal year 2023 (in thousands):

	As of:
	September 30,	October 1,	March 31,
	2023	2022	2023
Outstanding borrowings	$134,757	$229,213	$180,598
Weighted average interest rate	6.93%	4.16%	6.34%

	Three Months Ended:		Six Months Ended:
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Maximum amount of borrowings	$134,757	$229,213	$180,785	$229,213
Average outstanding borrowings	$75,955	$128,650	$92,218	$77,277
Weighted average interest rate	6.95%	3.66%	6.67%	3.42%

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

8.	Leases

The Company determines whether an arrangement is a lease at inception of the agreement. Presently, the Company leases land, machinery and equipment under various operating and financing leases.

Right-of-Use (“ROU”) assets represent the Company’s right to use the underlying assets for the lease term, and lease obligations represent the net present value of the Company’s obligation to make payments arising from these leases. ROU assets and lease obligations are recognized at commencement date based on the present value of lease payments over the lease term using the implicit lease interest rate or, when unknown, an incremental borrowing rate based on the information available at commencement date or April 1, 2019 for leases that commenced prior to that date.

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

ROU assets and lease obligations for the Company’s operating and financing leases are disclosed separately in the Company’s condensed consolidated balance sheets. The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Lease cost:
Amortization of ROU assets	$1,644	$1,668	$3,484	$3,257
Interest on lease liabilities	199	242	422	481
Finance lease cost	1,843	1,910	3,906	3,738
Operating lease cost	1,809	3,657	4,158	7,884
Total lease cost	$3,652	$5,567	$8,064	$11,622

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$422	$481
Operating cash flows from operating leases			6,976	10,404
Financing cash flows from finance leases			4,560	4,287
			$11,958	$15,172

ROU assets obtained in exchange for new finance lease liabilities			$73	$3,298
ROU assets obtained in exchange for new operating lease liabilities			$4,063	$1,868
Weighted-average lease term (years):
Financing leases			4.5	4.6
Operating leases			4.7	4.5
Weighted-average discount rate (percentage):
Financing leases			3.9%	3.5%
Operating leases			4.7%	4.2%

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of September 30, 2023 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2024	$1,701	$3,765
2025	6,447	5,301
2026	4,652	4,210
2027	3,520	3,152
2028	3,269	2,774
2029-2034	2,969	2,964
Total minimum payment required	$22,558	$22,166
Less interest	2,277	1,883
Present value of minimum lease payments	20,281	20,283
Amount due within one year	6,286	6,081
Long-term lease obligations	$13,995	$14,202

9.	Income Taxes

The Company’s effective tax rate was 23.8% and 23.4% for the six months ended September 30, 2023 and October 1, 2022, respectively. The effective tax rate increased in the current six-month interim period primarily due to generating fewer federal credits in fiscal year 2024, which increased the current year’s effective tax rate by 1.0%. This increase was partially offset by permanent differences and state rate changes having a favorable impact on the effective rate, reducing the rate by a combined 0.6%.

10.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Service cost including administration	$1,737	$2,435	$3,473	$4,870
Interest cost	2,818	2,374	5,636	4,748
Expected return on plan assets	(4,175)	(4,026)	(8,349)	(8,051)
Amortization of prior service cost	19	23	38	46
Amortization of net loss	-	103	-	205
Net periodic benefit cost	$399	$909	$798	$1,818

There were no pension contributions made during the six months ended September 30, 2023 and October 1, 2022.

11.	Stockholders’ Equity

During the six months ended September 30, 2023, the Company repurchased 386,681 shares of its Class A Common Stock at a cost of $19.6 million, which are included in Treasury Stock. During the six months ended October 1, 2022, the Company repurchased 689,926 shares of its Class A Common Stock at a cost of $37.0 million. The Company did not repurchase any of its Class B Common Stock in either six-month interim period. As of September 30, 2023, there are 4,952,923 shares or $188.2 million of repurchased stock being held as Treasury Stock. These shares are not considered outstanding.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

12.	Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term maturity of these instruments.

On a quarterly basis, the Company estimates the fair values for financial instruments that are recorded at carrying value on the condensed consolidated balance sheets. The estimated fair value for long-term debt (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. The fair value and carrying value of the Company’s long-term debt are as follows (in thousands):

		As of:
	September 30,	October 1,	March 31,
	2023	2022	2023
Carrying value	$511,901	$320,345	$442,695
Fair value	$504,262	$312,336	$436,293

13.	Other Operating Income and Expense

The Company had net other operating income of $1.3 million and $1.5 million during the three and six months ended September 30, 2023, respectively, which was driven primarily by the sale of non-operational assets in the Pacific Northwest. During the three months ended October 1, 2022, the Company had net other operating income of $0.6 million, driven primarily by a true-up of the supplemental early retirement plan accrual partially offset by a loss on the sale of various fixed assets. During the six months ended October 1, 2022, the Company had net other operating income of $2.6 million, which was driven primarily by a gain on the sale of the Company’s western trucking fleet amongst other fixed assets and a true-up of the supplemental early retirement plan accrual.

14.	Restructuring

The following table summarizes the rollforward of restructuring charges recorded and the accruals established (in thousands):

		Restructuring Payable
	Severance	Other Costs	Total
Balance March 31, 2023	$117	$-	$117
First quarter charge	(42)	182	140
Second quarter charge	-	9	9
Cash payments/write-offs	(75)	(191)	(266)
Balance September 30, 2023	$-	$-	$-

	Severance	Other Costs	Total
Balance March 31, 2022	$-	$-	$-
First quarter charge	-	56	56
Second quarter charge	-	52	52
Cash payments/write-offs	-	(108)	(108)
Balance October 1, 2022	$-	$-	$-

During the three and six months ended September 30, 2023, respectively, the Company incurred restructuring charges primarily due to equipment moves from ceasing production of green beans at a plant in the Northeast in the previous fiscal year. During the three and six months ended October 1, 2022, respectively, the Company incurred restructuring charges primarily related to plants that were closed in previous periods.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

15.	Legal Proceedings and Other Contingencies

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

16.	Subsequent Event

On November 8, 2023, the Company executed an Asset Purchase Agreement and associated License Agreement with B&G Foods, Inc., (“the Seller”) to acquire certain assets from the Seller relating to its Green Giant® shelf-stable vegetable product line. The acquired assets include inventory and an associated license which allows the Company to manufacture, market, distribute, and sell Green Giant® shelf-stable vegetable products within the United States in perpetuity. The initial purchase price was approximately $55.6 million in cash that was funded from borrowings under the Company’s Revolver. The initial purchase price is subject to certain post-closing adjustments which are expected to be finalized prior to the Company’s fiscal year ending on March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Canned vegetables	$328,586	$364,749	$579,536	$583,084
Frozen vegetables	43,046	40,095	64,585	59,806
Fruit products	22,801	23,971	39,539	42,303
Snack products	4,256	3,695	7,354	6,675
Other	8,786	7,332	15,125	13,167
	$407,475	$439,842	$706,139	$705,035

Three Months Ended September 30, 2023 and October 1, 2022

Net sales totaled $407.5 million for the three months ended September 30, 2023 as compared with $439.8 million for the three months ended October 1, 2022. The overall net sales decrease of $32.3 million, or 7.4%, was predominantly due to lower sales volumes having an unfavorable impact of $43.7 million to net sales partially offset by $11.4 million of favorability due to higher selling prices and a favorable mix impact, as compared to the prior year three-month interim period.

Net sales for canned vegetables decreased $36.2 million over the prior year quarter driven by lower volume and was slightly offset by a $3.0 million increase in net sales for frozen vegetables. Higher pricing in each of these categories, which was necessitated by the material cost increases that the Company is experiencing, partially offset the unfavorable impact to net sales that was generated by the lower volume. While the Company’s fruit products category increased pricing in response to material cost pressures, decreased sales volumes had a larger impact on net sales for the quarter resulting in a $1.2 million decrease to net sales compared to the prior year quarter. Net sales in the snack products category remained relatively consistent quarter over quarter with a $0.6 million increase. The remaining net sales increase of $1.5 million was contributed by non-food packaging sales related to the sale of cans and ends, and outside revenue from trucking and aircraft operations.

Six Months Ended September 30, 2023 and October 1, 2022

Net sales totaled $706.1 million for the six months ended September 30, 2023 as compared with $705.0 million for the six months ended October 1, 2022. The overall net sales increase of $1.1 million, or 0.2%, was predominantly due to higher selling prices contributing favorability of $52.6 million offset by lower sales volumes having an unfavorable impact of $51.5 million to net sales, as compared to the prior year six-month interim period.

Net sales of canned vegetables decreased $3.5 million over the prior year six-month interim period as increased pricing did not offset lower sales volume for this category. Net sales of frozen vegetables contributed an increase of $4.8 million driven primarily by higher sales volumes which outpaced selling prices for this category. Fruit products decreased over the prior year six-month interim period by $2.8 million, primarily due to lower sales volume. Net sales in the snack products category remained relatively consistent year over year with a $0.7 million increase. The remaining net sales increase of $1.9 million as compared to the prior year six-month period was contributed by non-food packaging sales related to the sale of cans and ends, and outside revenue from trucking and aircraft operations.

Operating and Non-Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Gross margin	14.3%	9.5%	16.1%	9.2%
Selling, general, and administrative expense	5.2%	4.7%	5.8%	5.5%
Other operating income, net	0.3%	0.1%	0.2%	0.4%
Other non-operating income	0.3%	0.3%	0.4%	0.4%
Interest expense, net	1.8%	0.5%	1.9%	0.5%
Income taxes	1.9%	1.1%	2.1%	0.9%

Three Months Ended September 30, 2023 and October 1, 2022

Gross margin: Gross margin for the three months ended September 30, 2023 was 14.3% as compared with 9.5% for the three months ended October 1, 2022. The increase in gross margin for the three months ended September 30, 2023 was due primarily to the Company incurring a decrease in the LIFO charge for the current quarter as compared to the prior year quarter. The Company’s LIFO charge for the three months ended September 30, 2023 was $9.3 million as compared to a LIFO charge of $29.2 million for the three months ended October 1, 2022.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the three months ended September 30, 2023, were 5.2% as compared with 4.7% for the prior year quarter. The increase in selling, general, and administrative costs as a percentage of net sales was largely driven by the decrease in net sales and the fixed nature of certain other expenses. Also, there were routine increases to other expenses within the category, such as cost of living wage adjustments.

Other Operating Income, net: The Company had net other operating income of $1.3 million during the three months ended September 30, 2023, which was driven primarily by the sale of non-operational assets in the Pacific Northwest which were previously classified as held for sale. During the three months ended October 1, 2022, the Company had net other operating income of $0.6 million, driven primarily by a true-up of the supplemental early retirement plan accrual partially offset by a gain on the sale of various fixed assets.

Restructuring: During the three months ended September 30, 2023, the Company incurred restructuring charges primarily due to equipment moves from ceasing production of green beans at a plant in the Northeast in the previous fiscal year. During the three months ended October 1, 2022, the Company incurred restructuring charges primarily related to plants that were closed in previous periods.

Other Non-Operating Income: Other non-operating income totaled $1.3 million and $1.5 million for the three months ended September 30, 2023, and October 1, 2022, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense: Interest expense as a percentage of net sales was 1.8% for the three months ended September 30, 2023, as compared to 0.5% for the three months ended October 1, 2022. Interest expense increased from $2.4 million in the prior year quarter to $7.2 million for the current quarter as a result of higher interest rates and increased borrowings under the Amended Term Loan A-2.

Six Months Ended September 30, 2023 and October 1, 2022

Gross margin: Gross margin for the six months ended September 30, 2023 was 16.1% as compared with 9.2% for the six months ended October 1, 2022. The increase in gross margin for the six months ended September 30, 2023 was due primarily to the Company incurring a decrease to the LIFO charge for the current six-month interim period as compared the prior year six-month interim period. The Company’s LIFO charge for the six months ended September 30, 2023 was $7.6 million as compared to a LIFO charge of $48.4 million for the six months ended October 1, 2022.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the six months ended September 30, 2023, were 5.8% as compared with 5.5% for the prior year six-month interim period. The increase in selling, general, and administrative costs as a percentage of net sales was primarily due to net sales remaining relatively flat year over year and routine increases to labor costs due to annual cost of living wage adjustments. This impact was partially offset by the fixed nature of certain other expenses within the category.

Other Operating Income, net: The Company had net other operating income of $1.5 million during the six months ended September 30, 2023, which was driven primarily by the sale of non-operational assets in the Pacific Northwest which were previously classified as held for sale. During the six months ended October 1, 2022, the Company had net other operating income of $2.6 million which was driven primarily by a gain on the sale of the Company’s western trucking fleet amongst other fixed assets and a true-up of the supplemental early retirement plan accrual.

Restructuring: During the six months ended September 30, 2023, the Company incurred restructuring charges primarily due to equipment moves from ceasing production of green beans at a plant in the Northeast in the previous fiscal year. During the six months ended October 1, 2022, the Company incurred restructuring charges primarily related to plants that were closed in previous periods.

Other Non-Operating Income: Other non-operating income totaled $2.7 million and $3.1 million for the six months ended September 30, 2023, and October 1, 2022, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense: Interest expense as a percentage of net sales was 1.9% for the six months ended September 30, 2023, as compared to 0.5% for the six months ended October 1, 2022. Interest expense increased from $3.8 million in the prior year six-month interim period to $13.8 million for the current six-month interim period as a result of higher interest rates and increased borrowings under the Amended Term Loan A-2.

Income Taxes:

The Company’s effective tax rate was 23.8% and 23.4% for the six months ended September 30, 2023 and October 1, 2022, respectively. The effective tax rate increased in the current six-month interim period primarily due to generating fewer federal credits in fiscal year 2024, which increased the current year’s effective tax rate by 1.0%. This increase was partially offset by permanent differences and state rate changes having a favorable impact on the effective rate, reducing the rate by a combined 0.6%.

Earnings per Share:

A summary of the Company’s earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Basic earnings per common share	$3.32	$2.05	$6.36	$2.64
Diluted earnings per common share	$3.29	$2.03	$6.30	$2.62

For details of the calculation of these amounts, refer to Note 3 “Earnings per Common Share.”

Liquidity and Capital Resources

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	September 30,	October 1,	March 31,	March 31,
	2023	2022	2023	2022
Working capital:
Balance	$724,694	$554,668	$637,851	$377,531
Change in quarter	$86,958	$141,526
Current portion of long-term debt and lease obligations	$31,583	$22,063	$25,792	$26,020
Long-term debt, less current portion	$492,685	$316,345	$432,695	$109,624
Operating lease obligations, less current portion	$13,995	$16,508	$16,675	$22,533
Financing lease obligations, less current portion	$14,202	$18,499	$17,293	$19,942
Total stockholders' equity per equivalent common share (1)	$79.55	$72.71	$71.95	$68.66
Stockholders' equity per common share	$80.34	$73.56	$72.61	$69.41
Current ratio	2.67	2.25	5.08	3.18

Note (1): Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 12 of the Notes to Consolidated Financial Statements of the Company’s 2023 Annual Report on Form 10-K/A (Amendment No. 1) for conversion details.

Material Cash Requirements: The Company’s primary liquidity requirements include debt service, capital expenditures and working capital needs. Liquidity requirements are funded primarily through cash generated from operations and external sources of financing, including the revolving credit facility. The Company does not have any off-balance sheet financing arrangements. Refer to Note 16 of the Notes to Condensed Consolidated Statements contained herein for additional discussion of material cash requirements.

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended
	September 30, 2023	October 1, 2022
Cash used in operating activities	$(26,279)	$(133,621)
Cash used in investing activities	(18,886)	(29,826)
Cash provided by financing activities	44,990	165,430
(Decrease) increase in cash and cash equivalents	(175)	1,983
Cash and cash equivalents, beginning of period	12,256	10,904
Cash and cash equivalents, end of period	$12,081	$12,887

Net Cash Used in Operating Activities: For the six months ended September 30, 2023, cash used in operating activities was $26.3 million, which consisted of net earnings of $47.9 million, adjusted by non-cash charges of $20.0 million, partially offset by operating assets and liabilities using cash of $94.2 million. The non-cash charges were largely driven by $21.8 million of depreciation and amortization. The change in operating assets and liabilities was due to inventories being a principal use of cash as the six-month period covered the primary seasonal pack harvest months.

For the six months ended October 1, 2022, cash used in operating activities was $133.6 million, which consisted of a use of cash of $173.4 million by operating assets and liabilities partially offset by net earnings of $21.2 million, adjusted by non-cash charges of $18.6 million. The non-cash charges were largely driven by $19.8 million of depreciation and amortization. The change in operating assets and liabilities was largely due to inventories being a use of cash driven by the material cost inflation to various production inputs. The increase in inventories was partially offset by an associated increase in accounts payable.

The cash requirements of the business fluctuate significantly throughout the year to coincide with the seasonal growing cycles of vegetables. The majority of the inventories are produced during the packing months, from June through November, and are then sold over the following year. Cash flow from operating activities is one of the Company’s main sources of liquidity.

Net Cash Used in Investing Activities: Net cash used in investing activities was $18.9 million for the six months ended September 30, 2023, and consisted of cash used for capital expenditures of $26.5 million partially offset by proceeds from the sale of assets totaling $7.6 million. Net cash used in investing activities was $29.8 million for the six months ended October 1, 2022, and consisted of cash used for capital expenditures of $33.8 million partially offset by proceeds from the sale of assets totaling $4.0 million.

Net Cash Provided by Financing Activities: Net cash provided by financing activities was $45.0 million for the six months ended September 30, 2023, driven primarily by a net increase in the Company’s borrowings of $69.2 million during the six-month interim period. Additionally, the Company used cash of $19.6 million to purchase treasury stock and $4.6 million to make payments on financing leases, which partially offset the increased cash provided.

Net cash provided by financing activities was $165.4 million for the six months ended October 1, 2022, driven by a net increase in debt borrowings of $206.7 million. These cash proceeds were partially offset by purchasing treasury stock of $37.0 million and by making payments of $4.3 million on financing leases.

Revolving Credit Facility: On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400.0 million that is seasonally adjusted (the “Revolver”). Maximum borrowings under the Revolver total $300.0 million from April through July and $400.0 million from August through March. The Revolver balance is included in Long-Term Debt in the accompanying condensed consolidated balance sheets due to the Revolver’s March 24, 2026 maturity. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver. The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions.

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

On September 14, 2022, the Company entered into a First Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Revolver Amendment”) which amended several provisions to replace LIBOR with SOFR plus a spread adjustment as the interest rate benchmark on the Revolver. The transition to SOFR did not materially impact the interest rates applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Revolver as a result of the Revolver Amendment.

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

As of September 30, 2023, the Company was in compliance with all covenants for its revolving credit facility and term loan agreements.

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

Non-GAAP Financial Measures:

Adjusted net earnings, EBITDA, and FIFO EBITDA are non-GAAP financial measures and are provided for information purposes only. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our condensed consolidated balance sheets and related condensed consolidated statements of net earnings, comprehensive income, stockholders’ equity and cash flows. The Company does not intend for this information to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Adjusted net earnings is calculated on a FIFO basis. The Company believes excluding the impact from the application of LIFO improves the comparability of the Company's financial performance from period to period and with the Company's peers. Set forth below is a reconciliation of reported earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Earnings before income taxes, as reported	$32,577	$20,993	$62,838	$27,725
LIFO charge	9,316	29,210	7,616	48,435
Adjusted earnings before income taxes	41,893	50,203	70,454	76,160
Income taxes (1)	10,118	12,135	16,844	18,551
Adjusted net earnings	$31,775	$38,068	$53,610	$57,609

(1)

For the three months ended September 30, 2023 and October 1, 2022, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $7.8 million and $4.9 million, respectively, and applying the effective statutory tax rate of 24.9% for each of the respective periods to the pre-tax LIFO charge.

For the six months ended September 30, 2023 and October 1, 2022, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $14.9 million and $6.5 million, respectively, and applying the effective statutory tax rate of 24.9% for each of the respective periods to the pre-tax LIFO charge.

The Company believes EBITDA is often a useful measure of a Company’s operating performance because EBITDA excludes charges for depreciation, amortization and interest expense as well as the Company’s provision for income tax expense. EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry. FIFO EBITDA also excludes non-cash charges related to the LIFO inventory valuation method. The Company believes FIFO EBITDA improves comparability of the Company’s financial performance from period to period and with the Company’s peers. The Company’s revolving credit facility and term loan agreements use FIFO EBITDA in the financial covenants thereunder. Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended		Six Months Ended
EBITDA and FIFO EBITDA:	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Net earnings	$24,779	$16,131	$47,890	$21,234
Income tax expense	7,798	4,862	14,948	6,491
Interest expense, net of interest income	7,185	2,370	13,758	3,760
Depreciation and amortization	11,089	10,056	21,769	19,844
Operating lease amortization	1,733	3,191	3,656	6,897
Interest amortization	(114)	(61)	(214)	(121)
EBITDA	52,470	36,549	101,807	58,105
LIFO charge	9,316	29,210	7,616	48,435
FIFO EBITDA	$61,786	$65,759	$109,423	$106,540

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

Trade promotions are an important component of the sales and marketing of the Company’s branded products and are critical to the support of the business. Trade promotion costs, which are recorded as a reduction of net sales, include amounts paid to encourage retailers to offer temporary price reductions for the sale of the Company’s products to consumers, amounts paid to obtain favorable display positions in retail stores, and amounts paid to retailers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of products to the retailer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a retailer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by retailers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

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

As reported in the Company’s amended Annual Report on Form 10-K/A for the year ended March 31 2023, subsequent to the year-end audit, the Company’s management identified a material weakness in the Company’s internal control over financial reporting relating to the accounting for valuing inventory using the LIFO method, specifically the review controls in place with respect to a year-end adjustment to the calculation of the LIFO reserve were not effective.  An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. During the formulaic valuation of actual inventory values at fiscal year-end, incorrect quantities were applied to the calculation which resulted in an understatement of the LIFO reserve as of March 31, 2023 and 2022. In contrast, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 15 to the Condensed Consolidated Financial Statements contained herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report Form 10-K for the period ended March 31, 2023 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

	Class A	Class B	Class A	Class B
Period	Common	Common	Common	Common
7/1/2023 -
7/31/2023	-	-	$-	-
8/1/2023 -
8/31/2023 (1)	161,485	-	$49.44	-	152,485
9/1/2023 -
9/30/2023	181,596	-	$52.44	-	181,596
Total	343,081	-	$51.03	-	334,081	721,580 (2)

(1)

Includes 9,000 shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.

(2)

As of August 9, 2023, the Company’s Board of Directors approved an amendment to the Company’s stock repurchase program, which increased the maximum number of shares to be repurchased under the program up to 2,500,000 shares of the Company's Class A and/or Class B Common Stock, including the shares of convertible participating preferred stock. The Company’s stock repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

November 9, 2023

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

November 9, 2023