Form 10-Q
period 2023-12-30
Seneca Foods Corp
filed 2024-02-08
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of January 26, 2024, are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,456,549
Common Stock Class B, $0.25 Par	1,660,953

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 30, 2023	December 31, 2022	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,168	$5,579	$5,236
Restricted cash	7,251	6,937	7,020
Accounts receivable, net of allowance for credit losses of $51, $77 and $34, respectively	89,928	94,947	97,101
Inventories	968,889	774,121	670,898
Refundable income taxes	1,153	-	6,976
Other current assets	3,906	5,898	6,808
Total current assets	1,078,295	887,482	794,039
Property, plant and equipment, net	307,714	297,676	301,212
Right-of-use assets operating, net	20,538	26,012	23,235
Right-of-use assets financing, net	23,146	33,882	33,571
Pension assets	59,003	51,786	59,304
Other assets	841	1,670	1,360
Total assets	$1,489,537	$1,298,508	$1,212,721

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$125,182	$156,065	$69,232
Deferred revenue	8,708	14,412	9,956
Accrued vacation	10,997	11,682	11,143
Accrued payroll	13,083	12,469	16,772
Other accrued expenses	29,530	26,921	23,293
Income taxes payable	5,967	2,427	-
Current portion of long-term debt and lease obligations	30,582	21,344	25,792
Total current liabilities	224,049	245,320	156,188
Long-term debt, less current portion	611,349	399,948	432,695
Operating lease obligations, less current portion	13,617	17,219	16,675
Financing lease obligations, less current portion	13,102	17,382	17,293
Deferred income tax liability, net	30,820	34,434	31,481
Other liabilities	3,162	3,933	3,639
Total liabilities	896,099	718,236	657,971
Commitments and contingencies
Stockholders' equity:
Preferred stock	351	607	351
Common stock, $0.25 par value per share	3,050	3,043	3,049
Additional paid-in capital	99,430	98,862	99,152
Treasury stock, at cost	(195,706)	(170,088)	(168,573)
Accumulated other comprehensive loss	(20,488)	(26,468)	(20,488)
Retained earnings	706,801	674,316	641,259
Total stockholders' equity	593,438	580,272	554,750
Total liabilities and stockholders’ equity	$1,489,537	$1,298,508	$1,212,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net sales	$444,481	$473,254	$1,150,620	$1,178,289

Costs and expenses:
Cost of product sold	390,448	419,465	983,180	1,059,878
Selling, general and administrative	22,921	21,914	63,801	60,636
Plant restructuring	(42)	1,829	107	1,937
Other operating expense (income), net	392	229	(1,151)	(2,411)
Total costs and expenses	413,719	443,437	1,045,937	1,120,040
Operating income	30,762	29,817	104,683	58,249
Other income and expenses:
Other non-operating income	(1,825)	(2,017)	(4,500)	(5,070)
Interest expense, net	9,388	4,277	23,146	8,037
Earnings before income taxes	23,199	27,557	86,037	55,282
Income taxes	5,524	6,503	20,472	12,994
Net earnings	$17,675	$21,054	$65,565	$42,288

Earnings per share:
Basic	$2.47	$2.77	$8.86	$5.36
Diluted	$2.45	$2.74	$8.78	$5.31

Weighted average common shares outstanding:
Basic	7,131	7,582	7,391	7,858
Diluted	7,202	7,655	7,462	7,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022

Comprehensive income:
Net earnings	$17,675	$21,054	$65,565	$42,288
Total	$17,675	$21,054	$65,565	$42,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net earnings	$65,565	$42,288
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	38,070	39,721
LIFO charge	19,643	79,333
Gain on the sale of assets	(1,843)	(2,191)
Deferred income taxes	(661)	1,418
Stock-based compensation expense	207	109
Pension expense	300	1,110
Changes in operating assets and liabilities:
Accounts receivable	7,173	24,722
Inventories	(317,634)	(449,459)
Other current assets	(1,112)	910
Income taxes	11,790	7,873
Accounts payable	55,950	68,463
Accrued expenses and other	(5,574)	(3,777)
Net cash used in operating activities	(128,126)	(189,480)
Cash flows from investing activities:
Additions to property, plant and equipment	(31,843)	(56,509)
Proceeds from the sale of assets	7,987	5,013
Net cash used in investing activities	(23,856)	(51,496)
Cash flows from financing activities:
Borrowings under revolving credit facility	657,476	783,346
Repayments under revolving credit facility	(579,966)	(490,046)
Borrowings under term loans	124,433	-
Principal payments on term loans	(14,252)	(2,976)
Payments on financing leases	(6,401)	(6,515)
Purchase of treasury stock	(27,133)	(41,209)
Dividends	(12)	(12)
Net cash provided by financing activities	154,145	242,588

Net increase in cash, cash equivalents and restricted cash	2,163	1,612
Cash, cash equivalents and restricted cash, beginning of the period	12,256	10,904
Cash, cash equivalents and restricted cash, end of the period	$14,419	$12,516

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of capitalized interest	$22,112	$7,228
Income taxes	$8,791	$3,082
Noncash transactions:
Right-of-use assets obtained in exchange for lease obligations	$4,268	$8,237
Right-of-use assets derecognized upon early lease termination	$2,392	$2,874
Assets acquired from exercise of finance lease purchase options, net of accumulated depreciation	$5,183	$-
Property, plant and equipment purchased on account	$95	$970
Sale of property, plant and equipment in exchange for note receivable	$-	$750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings
First Quarter FY 2024:
Balances, March 31, 2023	$351	$3,049	$99,152	$(168,573)	$(20,488)	$641,259
Net earnings	-	-	-	-	-	23,111
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Issue stock for bonus program	-	-	72	-	-	-
Equity incentive program	-	-	80	-	-	-
Purchase treasury stock	-	-	-	(2,177)	-	-
Balances, July 1, 2023	$351	$3,049	$99,304	$(170,750)	$(20,488)	$664,358

Second Quarter FY 2024:
Net earnings	-	-	-	-	-	24,779
Equity incentive program	-	1	88	-	-	-
Purchase treasury stock	-	-	-	(17,467)	-	-
Balances, September 30, 2023	$351	$3,050	$99,392	$(188,217)	$(20,488)	$689,137

Third Quarter FY 2024:
Net earnings	-	-	-	-	-	17,675
Cash dividends declared on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	38	-	-	-
Purchase treasury stock	-	-	-	(7,489)	-	-
Balances, December 30, 2023	$351	$3,050	$99,430	$(195,706)	$(20,488)	$706,801

First Quarter FY 2023:
Balances, March 31, 2022	$644	$3,041	$98,641	$(128,879)	$(26,468)	$632,051
Net earnings	-	-	-	-	-	5,103
Cash dividends declared on preferred stock	-	-	-	-	-	(12)
Issue stock for bonus program	-	1	76	-	-	-
Equity incentive program	-	-	33	-	-	-
Purchase treasury stock	-	-	-	(15,923)	-	-
Balances, July 2, 2022	$644	$3,042	$98,750	$(144,802)	$(26,468)	$637,142

Second Quarter FY 2023:
Net earnings	-	-	-	-	-	16,131
Equity incentive program	-	-	37	-	-	-
Preferred stock conversion	(32)	1	31	-	-	-
Purchase treasury stock	-	-	-	(21,069)	-	-
Balances, October 1, 2022	$612	$3,043	$98,818	$(165,871)	$(26,468)	$653,273

Third Quarter FY 2023:
Net earnings	-	-	-	-	-	21,054
Cash dividends declared on preferred stock	-	-	-	-	-	(11)
Equity incentive program	-	-	39	-	-	-
Preferred stock conversion	(5)	-	5	-	-	-
Purchase treasury stock	-	-	-	(4,217)	-	-
Balances, December 31, 2022	$607	$3,043	$98,862	$(170,088)	$(26,468)	$674,316

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
December 30, 2023	200,000	1,400,000	8,292	20,000,000	10,000,000
Shares outstanding:
December 30, 2023	200,000	807,240	8,292	5,456,549	1,660,953

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

Reclassifications—Certain prior year amounts have been reclassified for consistency with the current year presentation within the condensed consolidated financial statements. There was no impact to any totals or subtotals previously reported on the condensed consolidated financial statements as a result of the reclassifications. In addition, the Company’s condensed consolidated balance sheet as of  December 31, 2022 has been adjusted to reflect the beginning balance of certain items in accordance with the restated March 31, 2022 consolidated balance sheet shown on the Company’s Annual Report on Form 10-K/A (Amendment No. 1) that was filed with SEC on July 31, 2023.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2025, and is in the process of analyzing the impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2024, and is in the process of analyzing the impact on its consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either not applicable or were related to technical amendments or codification.

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Canned vegetables	$372,690	$392,942	$952,226	$976,026
Frozen vegetables	27,454	33,754	92,039	93,560
Fruit products	32,022	33,371	71,561	75,674
Snack products	3,463	3,360	10,817	10,035
Other	8,852	9,827	23,977	22,994
	$444,481	$473,254	$1,150,620	$1,178,289

As a result of certain contracts with customers, the Company has contract asset balances of $0.5 million, $0.7 million, and $0.6 million as of December 30, 2023, December 31, 2022, and March 31, 2023, respectively, which are included in other current assets on the condensed consolidated balance sheets. The Company records deferred revenue for prepaid case and labeling and storage services which have been collected from bill and hold sales. Amounts are recognized in revenue as the associated performance obligation is satisfied and control has transferred to the customer.

3.	Earnings per Common Share

Earnings per share for the three and nine months ended December 30, 2023 and December 31, 2022 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Basic
Net earnings	$17,675	$21,054	$65,565	$42,288
Deduct preferred stock dividends paid	6	6	17	17
Undistributed net earnings	17,669	21,048	65,548	42,271
Earnings attributable to participating preferred shareholders	21	82	73	169
Earnings attributable to common shareholders	$17,648	$20,966	$65,475	$42,102

Weighted average common shares outstanding	7,131	7,582	7,391	7,858

Basic earnings per common share	$2.47	$2.77	$8.86	$5.36

Diluted
Earnings attributable to common shareholders	$17,648	$20,966	$65,475	$42,102
Add dividends on convertible preferred stock	5	5	15	15
Earnings attributable to common stock on a diluted basis	$17,653	$20,971	$65,490	$42,117
Weighted average common shares outstanding-basic	7,131	7,582	7,391	7,858
Additional shares issued related to the equity compensation plan	4	6	4	6
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	7,202	7,655	7,462	7,931

Diluted earnings per common share	$2.45	$2.74	$8.78	$5.31

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

4.	Inventories

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

As of December 30, 2023, December 31, 2022, and March 31, 2023, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $322.1 million, $250.2 million, and $302.4 million, respectively. In order to state inventories at LIFO, the Company recorded an increase to cost of products sold of $12.0 million and $30.9 million for the three months ended December 30, 2023 and December 31, 2022, respectively, and an increase to cost of products sold of $19.6 million and $79.3 million for the nine months ended December 30, 2023 and December 31, 2022, respectively.

The following table shows inventory by category and the related LIFO reserve (in thousands):

	As of:
	December 30,	December 31,	March 31,
	2023	2022	2023
Finished products	$912,430	$738,331	613,622
In process	111,939	67,380	75,123
Raw materials and supplies	266,603	218,572	284,593
	1,290,972	1,024,283	973,338
Less excess of FIFO cost over LIFO cost	322,083	250,162	302,440
Total inventories	$968,889	$774,121	$670,898

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	As of:
	December 30,	December 31,	March 31,
	2023	2022	2023

Land and land improvements	$48,401	$46,832	$46,978
Buildings and improvements	233,255	210,991	214,110
Machinery and equipment	444,709	423,901	421,067
Office furniture, vehicles and computer software	13,934	11,397	11,738
Construction in progress	27,703	46,395	40,539
Property, plant and equipment, cost	768,002	739,516	734,432
Less: accumulated depreciation	(460,288)	(441,840)	(433,220)
Property, plant and equipment, net	$307,714	$297,676	$301,212

Depreciation expense totaled $9.3 million and $8.7 million for the three months ended December 30, 2023 and December 31, 2022, respectively. For the nine months ended December 30, 2023 and December 31, 2022, depreciation expense totaled $27.4 million and $25.1 million, respectively.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

6.	Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	As of:
	December 30,	December 31,	March 31,
	2023	2022	2023
Revolving credit facility	$258,108	$313,808	$180,598

Term loans
Term Loan A-1
Outstanding principal	86,000	90,000	89,000
Unamortized debt issuance costs	(45)	(76)	(68)
Term Loan A-1, net	85,955	89,924	88,932

Term Loan A-2
Outstanding principal	287,250	-	173,500
Unamortized debt issuance costs	(964)	-	(551)
Term Loan A-2, net	286,286	-	172,949

Other	214	216	216
Total long-term debt	630,563	403,948	442,695
Less current portion	19,214	4,000	10,000
Long-term debt, less current portion	$611,349	$399,948	$432,695

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

The following table illustrates certain quantitative data for Revolver borrowings during fiscal year 2024 and fiscal year 2023 (in thousands):

	As of:
	December 30,	December 31,	March 31,
	2023	2022	2023
Outstanding borrowings	$258,108	$313,808	$180,598
Weighted average interest rate	6.70%	5.85%	6.34%

	Three Months Ended:		Nine Months Ended:
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Maximum amount of borrowings	$275,912	$327,881	$275,912	$327,881
Average outstanding borrowings	$210,034	$269,833	$131,346	$140,996
Weighted average interest rate	6.76%	5.11%	6.77%	4.50%

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

On May 23, 2023, the Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment which amends, restates and replaces in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continues all aspects of Term Loan A-1 as defined in the Agreement. As of December 30, 2023, the interest rate on Amended Term Loan A-2 was 7.10%.

The Amendment contains restrictive covenants usual and customary for loans of its type, in addition to financial covenants including minimum EBITDA and minimum tangible net worth. In connection with Amended Term Loan A-2, the Company incurred $1.1 million of financing costs which will be deferred and amortized over the life of the term loan.

As of December 30, 2023, the Company was in compliance with all covenants for its revolving credit facility and term loan agreements.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

7.	Leases

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

ROU assets and lease obligations for the Company’s operating and financing leases are disclosed separately in the Company’s condensed consolidated balance sheets. The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Lease cost:
Amortization of ROU assets	$1,419	$1,703	$4,903	$4,960
Interest on lease liabilities	180	239	602	720
Finance lease cost	1,599	1,942	5,505	5,680
Operating lease cost	1,919	2,926	6,077	10,810
Total lease cost	$3,518	$4,868	$11,582	$16,490

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$602	$720
Operating cash flows from operating leases	7,880	12,343
Financing cash flows from finance leases	6,401	6,515
	$14,883	$19,578

Right-of-use assets obtained in exchange for new finance lease liabilities	$106	$4,053
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,162	$4,184
Weighted-average lease term (years):
Financing leases	4.5	4.6
Operating leases	4.6	4.6
Weighted-average discount rate (percentage):
Financing leases	3.9%	3.6%
Operating leases	4.7%	4.4%

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of December 30, 2023 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2024	$849	$1,713
2025	6,457	5,296
2026	4,661	4,210
2027	3,525	3,152
2028	3,269	2,774
2029-2034	2,969	2,965
Total minimum payment required	$21,730	$20,110
Less interest	2,050	1,703
Present value of minimum lease payments	19,680	18,407
Amount due within one year	6,063	5,305
Long-term lease obligations	$13,617	$13,102

8.	Income Taxes

The Company’s effective tax rate was 23.8% and 23.5% for the nine months ended December 30, 2023 and December 31, 2022, respectively. The effective tax rate increased in the current nine-month interim period primarily due to state rate changes having an unfavorable impact on the effective rate which increased the rate by 0.3%.

9.	Retirement Plans

The net periodic benefit (income) cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Service cost including administration	$1,327	$1,310	$4,800	$6,180
Interest cost	2,914	2,193	8,550	6,941
Expected return on plan assets	(4,926)	(4,027)	(13,275)	(12,079)
Amortization of prior service cost	22	22	60	68
Amortization of net loss	165	(205)	165	-
Net periodic benefit (income) cost	$(498)	$(707)	$300	$1,110

There were no pension contributions made during the nine months ended December 30, 2023 and December 31, 2022.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

10.	Stockholders’ Equity

During the nine months ended December 30, 2023, the Company repurchased 524,598 shares of its Class A Common Stock at a cost of $27.1 million, which are included in Treasury Stock. During the nine months ended December 31, 2022, the Company repurchased 766,071 shares of its Class A Common Stock at a cost of $41.2 million. The Company did not repurchase any of its Class B Common Stock in either nine-month interim period. As of December 30, 2023, there are 5,090,840 shares or $195.7 million of repurchased stock being held as Treasury Stock. These shares are not considered outstanding.

11.	Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term maturity of these instruments.

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

	As of:
	December 30,	December 31,	March 31,
	2023	2022	2023
Carrying value	$630,563	$403,948	$442,695
Fair value	$624,896	$396,408	$436,293

12.	Restructuring

The following table summarizes the rollforward of restructuring charges recorded and the accruals established (in thousands):

	Restructuring Payable
	Severance	Other Costs	Total
Balance March 31, 2023	$117	$-	$117
First quarter charge	(42)	182	140
Second quarter charge	-	9	9
Third quarter charge	-	(42)	(42)
Cash payments/write offs	(75)	(149)	(224)
Balance December 30, 2023	$-	$-	$-

	Severance	Other Costs	Total
Balance March 31, 2022	$-	$-	$-
First quarter charge	-	56	56
Second quarter charge	-	52	52
Third quarter charge	389	1,440	1,829
Cash payments/write offs	-	(1,548)	(1,548)
Balance December 31, 2022	$389	$-	$389

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

The restructuring charges pertain to the vegetable reportable segment. During the three and nine months ended December 30, 2023, respectively, the Company incurred restructuring charges primarily due to plants that were closed in previous periods. During the three and nine months ended December 31, 2022, respectively, the Company incurred restructuring charges primarily associated with ceasing production of green beans at a plant in the Northeast. The charges were comprised of severance costs and a write down of production equipment that was sold during the subsequent twelve months.

13.	Legal Proceedings and Other Contingencies

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

14.	Asset Acquisition

On November 8, 2023, the Company executed an Asset Purchase Agreement and associated License Agreement with B&G Foods, Inc., (the “Seller”) to acquire certain assets from the Seller relating to its Green Giant® shelf-stable vegetable product line (the “transaction”). The acquired assets include inventory and an associated license which allows the Company to manufacture, market, distribute, and sell Green Giant® shelf-stable vegetable products within the United States in perpetuity. The preliminary purchase price was approximately $55.6 million in cash and was funded from borrowings under the Company’s Revolver. The purchase price is subject to contingent consideration in the form of certain post-closing adjustments which are expected to be finalized prior to the Company’s fiscal year ending on March 31, 2024.

The transaction was accounted for as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) 805-50, Business Combinations – Related Issues, because substantially all of the fair value of the gross assets acquired were concentrated in a singular asset, the acquired inventory, which was recorded at a value of $52.9 million. Additionally, a portion of the purchase price was used to settle preexisting liabilities of $2.7 million comprised mainly of deferred revenue for which the associated performance obligation had not yet been performed by the Company for the Seller prior to the transaction date.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(Unaudited)

15.	Segment Information

The Company conducts its business almost entirely in food packaging with two reportable segments: vegetable and fruit/snack. The reportable segments reflect how the Company's Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured. The Company's CODM evaluates the performance of these reportable segments with a focus on earnings (loss) before income taxes as the measure of segment profit or loss.

The other category consists of the Company's non-food operations including revenue derived from the sale of cans, ends, seed, outside revenue from the Company's trucking and aircraft operations, and certain corporate items. These ancillary activities do not qualify as an operating segment and are not eligible for aggregation with one of the identified operating segments; therefore they are combined and presented within the “other” category.

During the Company’s fiscal year 2024 reassessment, the Company updated how its existing operating segments (vegetable, fruit, snack) are reported. A primary factor of the reassessment was the Company's vegetable operations which have become a larger strategic focus of the Company, as evidenced by the recent asset acquisition described in Note 14 to the Condensed Consolidated Financial Statements. Fruit was previously reported with vegetable. The fruit and snack segments are now managed together as one reportable segment, leaving vegetable as its own reportable segment. The update reflects the products offered within the segments and the manner in which the business is currently managed. The prior year amounts within the segment disclosure information have been recast to conform to the current year presentation.

Segment information is provided on a FIFO basis which is consistent with how financial information is prepared internally and provided to the CODM. The LIFO impact on earnings (loss) before income taxes and total assets is shown separately for purposes of reconciling to the U.S. GAAP financial statement measure shown on the condensed consolidated statements of net earnings and condensed consolidated balance sheets.

The following table summarizes certain financial data for the Company’s reportable segments (in thousands):

	Three Months Ended December 30, 2023
		Fruit and		LIFO
	Vegetable	Snack	Other	Impact	Total
Net sales	$400,144	$35,485	$8,852	$-	$444,481
Earnings (loss) before income taxes	33,304	2,217	(295)	(12,027)	23,199
Total assets	1,705,008	103,542	3,070	(322,083)	1,489,537

	Three Months Ended December 31, 2022
		Fruit and		LIFO
	Vegetable	Snack	Other	Impact	Total
Net sales	$426,696	$36,731	$9,827	$-	$473,254
Earnings (loss) before income taxes	56,300	34	2,121	(30,898)	27,557
Total assets	1,454,204	90,855	3,611	(250,162)	1,298,508

	Nine Months Ended December 30, 2023
		Fruit and		LIFO
	Vegetable	Snack	Other	Impact	Total
Net sales	$1,044,265	$82,378	$23,977	$-	$1,150,620
Earnings (loss) before income taxes	92,461	4,416	8,803	(19,643)	86,037
Total assets	1,705,008	103,542	3,070	(322,083)	1,489,537

	Nine Months Ended December 31, 2022
		Fruit and		LIFO
	Vegetable	Snack	Other	Impact	Total
Net sales	$1,069,586	$85,709	$22,994	$-	$1,178,289
Earnings (loss) before income taxes	124,604	(1,640)	11,651	(79,333)	55,282
Total assets	1,454,204	90,855	3,611	(250,162)	1,298,508

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seneca Foods Corporation is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. Our product offerings include canned, frozen and jarred produce and snack chips that are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Green Giant®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. Canned fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. We also sell products to foodservice distributors, restaurant chains, industrial markets, other food processors, export customers in approximately 60 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

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

We continue to experience material cost inflation for many of our raw materials and other input costs attributable to a number of factors, including but not limited to, supply chain disruptions (including raw material shortages), labor shortages, the conflict between Russia and Ukraine, and the conflict in Israel and Gaza. While we have no direct exposure to these conflicts, we have experienced increased costs for transportation, energy and raw materials due in part to their negative impact on the global economy. We attempt to manage cost inflation risks by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs. To the extent we are unable to avoid or offset any present or future cost increases our operating results could be materially adversely affected.

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Canned vegetables	$372,690	$392,942	$952,226	$976,026
Frozen vegetables	27,454	33,754	92,039	93,560
Fruit products	32,022	33,371	71,561	75,674
Snack products	3,463	3,360	10,817	10,035
Other	8,852	9,827	23,977	22,994
	$444,481	$473,254	$1,150,620	$1,178,289

Three Months Ended December 30, 2023 and December 31, 2022

Net sales totaled $444.5 million for the three months ended December 30, 2023 as compared with $473.3 million for the three months ended December 31, 2022. The overall net sales decrease of $28.8 million, or 6.1%, was predominantly due to lower sales volumes having an unfavorable impact of $50.9 million to net sales, partially offset by $22.1 million of favorability due to higher selling prices and a favorable mix impact, as compared to the prior year three-month interim period.

Net sales for canned vegetables, frozen vegetables, and fruit products decreased $20.3 million, $6.3 million and $1.3 million, respectively, over the prior year quarter driven by lower volume. Higher pricing in each of these categories, which was necessitated by the material cost increases that the Company is experiencing, partially offset the unfavorable impact to net sales that was generated by the lower volume. Net sales in the snack products category remained relatively consistent quarter over quarter with a $0.1 million increase. The remaining net sales decrease of $1.0 million was contributed by non-food packaging sales related to the sale of cans and ends, and outside revenue from trucking and aircraft operations.

Nine Months Ended December 30, 2023 and December 31, 2022

Net sales totaled $1,150.6 million for the nine months ended December 30, 2023 as compared with $1,178.3 million for the nine months ended December 31, 2022. The overall net sales decrease of $27.7 million, or 2.4%, was predominantly due to lower sales volumes having an unfavorable impact of $105.6 million to net sales, partially offset by higher selling prices and favorable mix, contributing favorability of $77.9 million, as compared to the prior year nine-month interim period.

Net sales for canned vegetables, frozen vegetables, and fruit products decreased $23.8 million, $1.5 million and $4.1 million, respectively, over the prior year nine-month interim period as increased pricing did not offset lower sales volume for these categories. Net sales in the snack products category remained relatively consistent year-over-year with a $0.8 million increase. The remaining net sales increase of $1.0 million as compared to the prior year nine-month period was contributed by non-food packaging sales related to the sale of cans and ends, and outside revenue from trucking and aircraft operations.

Operating and Non-Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales (percentages shown as absolute values):

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Gross margin	12.2%	11.4%	14.6%	10.0%
Selling, general, and administrative expense	5.2%	4.6%	5.5%	5.1%
Other operating income, net	0.1%	0.0%	0.1%	0.2%
Operating income	6.9%	6.3%	9.1%	4.9%
Other non-operating income	0.4%	0.4%	0.4%	0.4%
Interest expense, net	2.1%	0.9%	2.0%	0.7%
Income taxes	1.2%	1.4%	1.8%	1.1%

Three Months Ended December 30, 2023 and December 31, 2022

Gross margin: Gross margin for the three months ended December 30, 2023 was 12.2% as compared with 11.4% for the three months ended December 31, 2022. The increase in gross margin for the three months ended December 30, 2023 was due primarily to the Company incurring a decrease in the LIFO charge for the current quarter as compared to the prior year quarter. The Company’s LIFO charge for the three months ended December 30, 2023 was $12.0 million as compared to a LIFO charge of $30.9 million for the three months ended December 31, 2022.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the three months ended December 30, 2023, were 5.2% as compared with 4.6% for the prior year quarter. The increase in selling, general, and administrative costs as a percentage of net sales was largely driven by the decrease in net sales and the fixed nature of certain other expenses. Also, there were routine increases to other expenses within the category, such as cost of living wage adjustments.

Other Operating Expense (Income), net: The Company had net other operating expense of $0.4 million during the three months ended December 30, 2023, which was driven by $0.6 million of transition service fees incurred in connection with the asset acquisition. Refer to Note 14 of the Notes to Condensed Consolidated Statements contained herein for further details of that transaction. During the three months ended December 31, 2022, the Company had net other operating expense of $0.2 million, which was driven primarily by a write down of idle production equipment to estimated selling price, less commission, as the assets met the criteria to be classified as held for sale at December 31, 2022. The write down was partially offset by a gain on the sale of an aircraft.

Restructuring: During the three months ended December 30, 2023, the Company incurred restructuring charges primarily related to plants that were closed in previous periods. During the three months ended December 31, 2022, the Company ceased production of green beans at a plant in the Northeast. As a result, the Company incurred severance costs and a write down of production equipment that was sold during the subsequent twelve months.

Other Non-Operating Income: Other non-operating income totaled $1.8 million and $2.0 million for the three months ended December 30, 2023, and December 31, 2022, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 2.1% for the three months ended December 30, 2023, as compared to 0.9% for the three months ended December 31, 2022. Interest expense increased from $4.3 million in the prior year quarter to $9.4 million for the current quarter as a result of higher interest rates and increased long-term debt levels.

Nine Months Ended December 30, 2023 and December 31, 2022

Gross margin: Gross margin for the nine months ended December 30, 2023 was 14.6% as compared with 10.0% for the nine months ended December 31, 2022. The increase in gross margin for the nine months ended December 30, 2023 was due primarily to the Company incurring a decrease to the LIFO charge for the current nine-month interim period as compared the prior year nine-month interim period. The Company’s LIFO charge for the nine months ended December 30, 2023 was $19.6 million as compared to a LIFO charge of $79.3 million for the nine months ended December 31, 2022.

Selling, General, and Administrative: Selling, general, and administrative costs as a percentage of net sales for the nine months ended December 30, 2023, were 5.5% as compared with 5.1% for the prior year nine-month interim period. The increase in selling, general, and administrative costs as a percentage of net sales was primarily due to net sales decreasing slightly year over year and the fixed nature of certain other expenses within the category. There were also routine increases to labor costs due to annual cost of living wage adjustments which impacted the current nine-month period.

Other Operating Income, net: The Company had net other operating income of $1.2 million during the nine months ended December 30, 2023, which was driven primarily by $1.8 million from the sale of non-operational assets in the Pacific Northwest, offset by $0.6 million of transition service fees during the nine-month period. During the nine months ended December 31, 2022, the Company had net other operating income of $2.4 million, which was driven primarily by a gain on the sale of the Company’s western trucking fleet amongst other fixed assets and a true-up of the supplemental early retirement plan accrual, partially offset by the aforementioned write down of idle production equipment.

Restructuring: During the nine months ended December 30, 2023, the Company incurred restructuring charges primarily due to equipment moves from plants that were closed in the previous fiscal year. During the nine months ended December 31, 2022, the Company incurred restructuring charges primarily associated with ceasing production of green beans at a plant in the Northeast. The charges were comprised of severance costs and a write down of production equipment that was sold during the subsequent twelve months.

Other Non-Operating Income: Other non-operating income totaled $4.5 million and $5.1 million for the nine months ended December 30, 2023, and December 31, 2022, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 2.0% for the nine months ended December 30, 2023, as compared to 0.7% for the nine months ended December 31, 2022. Interest expense increased from $8.0 million in the prior year nine-month interim period to $23.1 million for the current nine-month interim period as a result of higher interest rates and increased long-term debt levels.

Income Taxes:

The Company’s effective tax rate was 23.8% and 23.5% for the nine months ended December 30, 2023 and December 31, 2022, respectively. The effective tax rate increased in the current nine-month interim period primarily due to state rate changes having an unfavorable impact on the effective rate which increased the rate by 0.3%.

Liquidity and Capital Resources

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	December 30,	December 31,	March 31,	March 31,
	2023	2022	2023	2022
Working capital:
Balance	$854,246	$642,162	$637,851	$377,531
Change in quarter	$129,552	$87,494
Current portion of long-term debt and lease obligations	$30,582	$21,344	$25,792	$26,020
Long-term debt, less current portion	$611,349	$399,948	$432,695	$109,624
Operating lease obligations, less current portion	$13,617	$17,219	$16,675	$22,533
Financing lease obligations, less current portion	$13,102	$17,382	$17,293	$19,942
Total stockholders' equity per equivalent common share (1)	$82.50	$75.85	$71.95	$68.66
Stockholders' equity per common share	$83.33	$76.52	$72.61	$69.41
Current ratio	4.81	3.62	5.08	3.18

Note (1): Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 12 of the Notes to Consolidated Financial Statements of the Company’s 2023 Annual Report on Form 10-K/A (Amendment No. 1) for conversion details.

Material Cash Requirements: The Company’s primary liquidity requirements include debt service, capital expenditures, and working capital needs. The Company may also seek strategic acquisitions to leverage existing capabilities and further build upon its existing business. Liquidity requirements are funded primarily through cash generated from operations and external sources of financing, including the revolving credit facility. The Company believes that its operations along with existing liquidity sources will satisfy its cash requirements for at least the next twelve months. The Company has borrowed funds and continues to believe that it has the ability to do so at reasonable interest rates, however additional borrowings would result in increased interest expense. The Company does not have any off-balance sheet financing arrangements.

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	December 30, 2023	December 31, 2022
Cash used in operating activities	$(128,126)	$(189,480)
Cash used in investing activities	(23,856)	(51,496)
Cash provided by financing activities	154,145	242,588
Increase in cash, cash equivalents and restricted cash	2,163	1,612
Cash, cash equivalents and restricted cash, beginning of period	12,256	10,904
Cash, cash equivalents and restricted cash, end of period	$14,419	$12,516

Net Cash Used in Operating Activities: For the nine months ended December 30, 2023, cash used in operating activities was $128.1 million, which consisted of a use of cash of $249.4 million by operating assets and liabilities partially offset by net earnings of $65.6 million, adjusted by non-cash charges of $55.7 million. The non-cash charges were largely driven by $38.1 million of depreciation and amortization and $19.6 million LIFO charge. The change in operating assets and liabilities was due to inventories being a principal use of cash as the nine-month period covered the primary seasonal pack harvest month. The increase in inventories was also impacted by finished goods acquired in the asset acquisition, refer to Note 14 of the Notes to Condensed Consolidated Statements contained herein for further details of that transaction.

For the nine months ended December 31, 2022, cash used in operating activities was $189.5 million, which consisted of a use of cash of $351.3 million by operating assets and liabilities partially offset by net earnings of $42.3 million, adjusted by non-cash charges of $119.5 million. The non-cash charges were largely driven by $39.7 million of depreciation and amortization and $79.3 million LIFO charge. The change in operating assets and liabilities was largely due to inventories being a use of cash driven by the material cost inflation to various production inputs. The increase in inventories was partially offset by an associated increase in accounts payable.

The cash requirements of the business fluctuate significantly throughout the year to coincide with the seasonal growing cycles of vegetables. The majority of the inventories are produced during the packing months, from June through November, and are then sold over the following year. Cash flow from operating activities is one of the Company’s main sources of liquidity.

Net Cash Used in Investing Activities: Net cash used in investing activities was $23.8 million for the nine months ended December 30, 2023, and consisted of cash used for capital expenditures of $31.8 million partially offset by proceeds from the sale of assets totaling $8.0 million.

Net cash used in investing activities was $51.5 million for the nine months ended December 31, 2022, and consisted of cash used for capital expenditures of $56.5 million partially offset by proceeds from the sale of assets totaling $5.0 million.

Net Cash Provided by Financing Activities: Net cash provided by financing activities was $154.1 million for the nine months ended December 30, 2023, driven primarily by a net increase in the Company’s debt borrowings of $187.6 million during the nine-month interim period. Additionally, the Company used cash of $27.1 million to purchase treasury stock and $6.4 million to make payments on financing leases, which partially offset the increased cash provided.

Net cash provided by financing activities was $242.6 million for the nine months ended December 31, 2022, driven by a net increase in debt borrowings of $290.3 million. These cash proceeds were partially offset by purchasing treasury stock of $41.2 million and by making payments of $6.5 million on financing leases.

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

Non-GAAP Financial Measures:

Adjusted net earnings, EBITDA, and FIFO EBITDA are non-GAAP financial measures and are provided for information purposes only. The Company believes these non-GAAP financial measures provide investors with helpful information to evaluate financial performance, perform comparisons from period to period, and to compare results against the Company’s industry peers. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our condensed consolidated balance sheets and related condensed consolidated statements of net earnings, comprehensive income, stockholders’ equity and cash flows. The Company does not intend for this information to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Adjusted net earnings is calculated on a FIFO basis which excludes the impact from the application of LIFO. Set forth below is a reconciliation of reported earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022

Earnings before income taxes, as reported	$23,199	$27,557	$86,037	$55,282
LIFO charge	12,027	30,898	19,643	79,333
Adjusted earnings before income taxes	35,226	58,455	105,680	134,615
Income taxes (1)	8,519	14,197	25,363	32,748
Adjusted net earnings	$26,707	$44,258	$80,317	$101,867

(1)

For the three months ended December 30, 2023 and December 31, 2022, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $5.5 million and $6.5 million, respectively, and applying the statutory rate of 24.9% for each of the respective periods to the pre-tax LIFO charge.

For the nine months ended December 30, 2023 and December 31, 2022, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $20.5 million and $13.0 million, respectively, and applying the statutory rate of 24.9% for each of the respective periods to the pre-tax LIFO charge.

The Company believes EBITDA is often a useful measure of a Company’s operating performance because EBITDA excludes charges for depreciation, amortization, and interest expense as well as the Company’s provision for income tax expense. EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry. FIFO EBITDA also excludes non-cash charges related to the LIFO inventory valuation method. The Company’s revolving credit facility and term loan agreements use FIFO EBITDA in the financial covenants thereunder. Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
EBITDA and FIFO EBITDA:	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022

Net earnings	$17,675	$21,054	$65,565	$42,288
Income tax expense	5,524	6,503	20,472	12,994
Interest expense, net of interest income	9,388	4,277	23,146	8,037
Depreciation and amortization	12,645	12,980	38,070	39,721
Interest amortization (1)	(113)	(60)	(327)	(181)
EBITDA	45,119	44,754	146,926	102,859
LIFO charge	12,027	30,898	19,643	79,333
FIFO EBITDA	$57,146	$75,652	$166,569	$182,192

(1)	Reconciling item needed to exclude debt issuance cost amortization from the amount shown for interest expense.

New Accounting Standards

Refer to Note 1, “Basis of Preparation and Presentation”, to the Condensed Consolidated Financial Statements contained herein.

Critical Accounting Policies and Estimates

A description of the Company's critical accounting policies and estimates is contained in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2023. There were no material changes to the Company's critical accounting policies or estimates during the three and nine months ended December 30, 2023.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 30, 2023, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Other than the remedial actions noted above, there have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 13, “Legal Proceedings and Other Contingencies,” to the Condensed Consolidated Financial Statements contained herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report Form 10-K for the period ended March 31, 2023 except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price			Maximum Number
	Shares Purchased		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
10/1/2023 -
10/31/2023 (1)	109,515	-	$ 54.54	-	99,115
11/1/2023 -
11/30/2023	17,192	-	$ 54.23	-	17,192
12/1/2023 -
12/31/2023 (2)	11,210	-	$ 51.78	-	0
Total	137,917	-	$ 54.27	-	116,307	605,273

(1)

Includes 10,400 shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.

(2)

Includes 11,210 shares that were purchased in open market transactions by the trustees under the Seneca Foods Corporation Employees' Savings Plan to provide employee matching contributions under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended December 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

February 8, 2024

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

February 8, 2024