Form 10-K
period 2024-03-31
Seneca Foods Corp
filed 2024-06-13
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-01989

Seneca Foods Corporation

(Exact name of Registrant as specified in its charter)

New York	16-0733425
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

350 WillowBrook Office Park, Fairport, New York	14450
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 495-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock Class A, $0.25 Par	SENEA	NASDAQ Global Select Market
Common Stock Class B, $0.25 Par	SENEB	NASDAQ Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 29, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $296,458,515 (based on the closing share price per market reports generated from the NASDAQ Global Select Market System on September 29, 2023).

As of May 23, 2024, there were 5,312,025 shares of Class A common stock and 1,652,411 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be held hereafter, and the Annual Report to Shareholders of Seneca Foods Corporation for the fiscal year ended March 31, 2024 (the “Annual Report”), included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

SENECA FOODS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2024

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

PART I

Item 1. Business

Overview

Seneca Foods Corporation (“Seneca” or the “Company”) was founded in 1949 and has evolved through internal growth and strategic acquisitions into a leading provider of packaged fruits and vegetables, with 26 main facilities located throughout the United States. The facilities are comprised of plants for packaging, can manufacturing, seed production, a farming operation and a logistical support network. Food packaging operations are primarily supported by plant locations in New York, Michigan, Oregon, Wisconsin, Washington, Idaho, Illinois, and Minnesota. The Company also maintains warehouses which are generally located adjacent to its packaging plants. The Company is incorporated in New York with its headquarters located at 350 WillowBrook Office Park, Fairport, New York 14450 and its telephone number is (585) 495-4100.

The Company’s business strategies are designed to grow its market share and enhance sales and margins. These strategies include: 1) expand the Company’s leadership in the packaged fruit and vegetable industry; 2) provide low-cost, high-quality fruit and vegetable products to consumers through the elimination of costs from the Company’s supply chain and investment in state-of-the-art production and logistical technology; 3) focus on growth opportunities to capitalize on higher expected returns; and 4) pursue strategic acquisitions that leverage the Company’s core competencies.

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

Financial Information about Industry Segments

The Company manages its business almost entirely on the basis of two reportable food packaging segments: Vegetable and Fruit/Snack. The Other category comprises non-food operations including revenue derived from the sale of cans, ends, seed, and outside revenue from the Company's trucking and aircraft operations, and certain corporate items. The Company’s food operations constituted 98% of total net sales in fiscal year 2024. Canned vegetables represented 83%, frozen vegetables represented 8%, fruit products represented 6%, and snack products represented 1% of the total food packaging net sales. Non-food packaging sales represented 2% of the Company's fiscal year 2024 net sales. Refer to the information set forth under the heading “Segment Information” in Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”, for additional discussion about the Company’s segments.

Principal Products and Markets

The Company’s principal product offerings include canned, frozen and jarred produce, and snack chips. The Company manufactures and sells the following:

●	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;
●	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;
●	branded products under national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Green Giant®, Aunt Nellie’s®, CherryMan®, Green Valley® and READ®;
●	branded products under co-pack agreements to other major branded companies for their distribution; and
●	products to the Company’s industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

The Company’s fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, restaurant chains, industrial markets, other food processors, export customers in approximately 55 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements. The following table summarizes net sales by major product category for fiscal years 2024 and 2023 (in thousands):

	Fiscal Year:
	2024	2023
Canned vegetables	$1,204,823	$1,253,257
Frozen vegetables	120,795	121,211
Fruit products	87,435	91,495
Snack products	13,400	12,661
Other	32,150	30,728
	$1,458,603	$1,509,352

Source and Availability of Raw Materials

The Company’s high-quality products are primarily sourced from more than 1,200 American farms. The Company purchases other raw materials, including steel, ingredients and packaging materials from commodity processors, steel producers and packaging suppliers. Raw materials and other input costs, such as labor, fuel, utilities and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

The Company continues to experience material cost inflation for many of its raw materials and other input costs attributable to a number of factors, including but not limited to, supply chain disruptions (including raw material shortages), labor shortages, the conflict between Russia and Ukraine, and the conflict in Israel and Gaza. While the Company has no direct exposure to these conflicts, it has continued to experience increased costs for transportation, energy, and raw materials due in part to the negative impact on the global economy. The Company attempts to manage cost inflation risks by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. The Company also attempts to offset rising input costs by raising sales prices to its customers. However, increases in the prices the Company charges its customers may lag behind rising input costs. Competitive pressures also may limit the Company’s ability to quickly raise prices in response to rising costs. To the extent the Company is unable to avoid or offset any present or future cost increases, its operating results could be materially adversely affected.

Domestic and International Sales

The following table sets forth domestic and international sales (in thousands, except percentages):

	Fiscal Year
	2024	2023
Net sales:
Domestic	$1,374,774	$1,408,710
International	83,829	100,642
Total net sales	$1,458,603	$1,509,352

As a percentage of net sales:
Domestic	94.3%	93.3%
International	5.7%	6.7%
Total	100.0%	100.0%

Intellectual Property

The Company has a license agreement with B&G Foods, Inc., for use of the Green Giant® brand name to manufacture, market, distribute, and sell shelf-stable vegetable products within the United States and its territories, and certain Caribbean islands in perpetuity. The license is royalty free and does not include Green Giant frozen, Green Giant Canada or the Le Sueur brand.

The Company holds the Libby's® brand name pursuant to a trademark license. The license is limited to vegetables which are shelf-stable, frozen, and thermally packaged, and includes the Company's major vegetable varieties – corn, peas and green beans – as well as certain other thermally packaged vegetable varieties and sauerkraut. The license is renewable by the Company every 10 years for an aggregate period expiring in March 2081.

The Company is required to pay an annual royalty to Libby's Brand Holding, Ltd., who may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). A total of $0.1 million was paid as a royalty fee for the fiscal year ended March 31, 2024.

The Company also sells canned vegetables, frozen vegetables, jarred fruit, and other food products under several other brands for which the Company has obtained registered trademarks, including, Aunt Nellie’s®, CherryMan®, Green Valley®, READ®, Seneca®, and other regional brands.

Seasonality

While individual vegetables have seasonal cycles of peak production and sales, the different cycles are somewhat offsetting. Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for corn and green beans, the Company's highest volume vegetables, the peak inventory is in mid-autumn. The seasonal nature of the Company’s production cycle results in inventory and accounts payable reaching their lowest point late in mid-to-late first quarter prior to the new seasonal pack commencing. As the seasonal pack progresses, these components of working capital both increase until the pack is complete.

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2024:
Net sales	$298,664	$407,475	$444,481	$307,983
Gross margin	55,289	58,118	54,033	20,778
Net earnings (loss)	23,111	24,779	17,675	(2,247)
Revolver outstanding (at quarter end)	52,064	134,757	258,108	237,225

Fiscal Year 2023:
Net sales	$265,193	$439,842	$473,254	$331,063
Gross margin	22,843	41,779	53,789	(14,092)
Net earnings (loss)	5,103	16,131	21,054	(33,057)
Revolver outstanding (at quarter end)	78,965	229,213	313,808	180,598

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

Environmental Matters

Seneca publishes an annual Corporate Responsibility Report which highlights its vision for and approach to corporate sustainability and details key initiatives it is undertaking in the areas of environmental stewardship, social responsibility, and corporate governance. The report is available on our website and is not a part of this Annual Report on Form 10-K.

The Company takes its responsibility to be a good steward of the environment seriously and adopts policies and procedures under the guidance of the Board of Directors that advance our performance. We monitor existing and pending climate legislation and regulation to evaluate any potential impact on our future results of operations, capital expenditures or financial position. The Board of Directors provides oversight as part of their evaluation of business responsibility and sustainability initiatives, and we will continue to monitor emerging developments and assess our performance in this area. We may face additional economic and operational impacts from ESG regulations as well as impacts from our suppliers and customers as they adhere to the laws and regulations.

Human Capital

Employment

As of March 31, 2024, Seneca employed approximately 2,900 employees and employed an additional approximately 3,900 seasonal employees during the Company’s peak summer harvest season. 100% of our employees are located in the United States, distributed across the Company’s facilities.

Culture

At Seneca, we work hard every day to feed the world safe and nutritious products, while adhering to our fundamental beliefs (which can be found on our website). These beliefs include acting with integrity in all matters, treating employees with respect, and maintaining the highest standards for protecting our workers. We also believe in promoting from within, which has resulted in many long-tenured employees in leadership positions throughout the Company.

Employee Health and Safety

The health and safety of our employees is a top priority at Seneca. The Company complies with all national and local laws of the jurisdictions in which we operate regarding worker health and safety. In addition, we work to continuously improve our safety record with worker safety training and Seneca’s HERO (“Health Environment Risk Observation”) program, in which employees proactively identify and mitigate potential safety risks. At Seneca, we believe that safety is everyone’s responsibility, and the HERO program reflects that commitment, with close to 100% employee participation.

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

Employee Training and Development

Seneca believes in developing internal talent and providing employees with an opportunity for education and advancement. In support of this endeavor, we have developed three key programs. SAVES (“Seneca Adding Value Employee System”) focuses on employee empowerment, education, and application of lean manufacturing principles. The Company’s dedicated SAVES instructors and project leaders educate employees and empower them to make process improvements at all of our processing facilities. GROWS (“Get Rid of Waste Systemically”) supports our leadership development efforts through continuous improvement project leadership. LEADS ("Leadership Education and Development at Seneca") is a training program focused on leadership, managing employees in a positive and productive manner, and reinforces many of our fundamental beliefs, such as treating employees with respect.

Culture

Seneca believes that everyone should feel respected and welcome in our workplace. The Company is committed to providing equal opportunity in all aspects of employment, and to applying fair labor practices while respecting the national and local laws of the states and communities where we have operations. The Company does not engage in or tolerate discrimination, intimidation, harassment, or any other unlawful conduct. We believe that a diverse and inclusive workforce provides the Company with the benefits of different viewpoints and perspectives, as well as a talented and innovative employee base.

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

Our operations are affected by the growing cycles of the vegetables we package. When the vegetables are ready to be picked, we must harvest and package them quickly or lose the opportunity to package the impacted vegetables for an entire year. Most of our vegetables are grown by farmers under contract with us. Consequently, we must pay the contract grower for the vegetables even if we cannot or do not harvest or package them. Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the quarter that the growing season ends for most of the produce packaged by us. A majority of our sales occur during the second and third quarters of each fiscal year due to seasonal consumption patterns for our products. Accordingly, inventory levels and accounts receivable levels are highest during the second and third quarters. Net sales generated during our second and third fiscal quarters have a significant impact on our results of operations. Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

We set our planting schedules without knowing the effect of the weather on the crops or on the entire industry’s production. Weather conditions during the course of each vegetable crop’s growing season will affect the volume and growing time of that crop. As most of our vegetables are produced in more than one part of the United States, this somewhat reduces the risk that our entire crop will be subject to disastrous weather. The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and corn, and it is also a substantial source of our competitors’ vegetable production. A sizeable portion of our vegetable production areas are serviced with irrigation systems to help minimize (i) wet conditions for planting and (ii) dry conditions during the growing season. Any adverse effects of weather-related reduced production may be partially mitigated by higher selling prices for the vegetables which are produced.

The commodity materials that we package or otherwise require are subject to price increases that could adversely affect our profitability.

The materials that we use, such as raw fruit and vegetables, steel, ingredients, pouches and other packaging materials as well as the electricity, diesel fuel, and natural gas used in our business, are commodities that may experience price volatility caused by external factors, including but not limited to market fluctuations, availability, currency fluctuations and changes in governmental regulations and agricultural programs. General inventory positions of major commodities, such as field corn, soybeans and wheat, all commodities with which we must compete for acreage, can have dramatic effects on prices for those commodities, which can translate into similar swings in prices needed to be paid for our contracted commodities. These programs and other events can result in reduced supplies of these commodities, higher supply costs or interruptions in our production schedules. If prices of these commodities increase beyond what we can pass along to our customers, our operating income will decrease.

Risks Associated with Our Operations

Changes in economic conditions that impact consumer spending could harm our business.

The food products industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including but not limited to inflation, economic volatility resulting from a pandemic and global conflicts. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. Historic increases in inflation following the COVID-19 pandemic may cause consumers to be more sensitive to price changes. A general reduction in the level of consumer spending or shifts in consumer spending to other products could have a material adverse effect on our growth, sales, and profitability.

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

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters. Dependence upon key customers could lead to increased pricing pressure by these customers. A relatively limited number of customers account for a large percentage of the Company’s total net sales. The top ten customers represented approximately 52% and 55% of net sales for fiscal years 2024 and 2023, respectively. If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

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

The domestic packaged food industry continues to face import competition which has increased in recent years. The ramifications include, but are not limited to, market oversaturation, inferior quality of imported products competing in the same market as products sourced from the United States, and potential increased pricing pressure on domestic producers for finished goods. These factors could negatively affect our existing market share and adversely impact the Company’s financial condition and results of operations.

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

The sale of food products for human consumption involves the risk of illness or injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, undeclared allergens, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business, financial condition, results of operations or liquidity. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount we believe to be adequate. However, we cannot assure you that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall or the damage to our reputation resulting therefrom could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

We maintain a company-sponsored defined benefit pension plan. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plan may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. For a more detailed description of the pension plan, refer to the information set forth under the heading “Retirement Plans” in Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” An obligation to make additional, unanticipated contributions to our defined benefit plans could reduce the cash available for working capital and other corporate uses and may have a material adverse effect on our business, consolidated financial position, results of operations and liquidity.

Our business is dependent on our information technology systems and software, and failure to protect against or effectively respond to cyber-attacks, security breaches, or other incidents involving those systems, could adversely affect day-to-day operations and decision making processes and have an adverse effect on our performance and reputation.

The efficient operation of our business depends on our information technology systems, which we rely on to effectively manage our business data, communications, logistics, accounting, regulatory and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business, reputation, or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including systems failures, natural disasters, terrorist attacks, viruses, ransomware, security breaches or cyber incidents. Cyber-attacks are becoming more sophisticated and are increasing in the number of attempts and frequency by groups and individuals with a wide range of motives. A security breach of sensitive information could result in damage to our reputation and our relations with our customers or employees. Any such damage or interruption could have a material adverse effect on our business. Also see “Cybersecurity” included as part of Item 1C. of this Annual Report on Form 10-K.

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

At the end of March 2024, we had roughly 2,900 employees of which approximately 2,800 were full time and approximately 100 seasonal employees worked in food packaging. During the peak summer harvest period, we employed an additional approximately 3,900 seasonal employees to help package fruit and vegetables. If there is a shortage of seasonal labor, or if there is an increase to minimum wage rates, this could have a negative impact on our cost of operations. Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions. An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

Increases in labor costs or work stoppages or strikes could materially and adversely affect our financial condition and results of operations.

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

Environmental and other regulation of our business, including climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our business operations. Moreover, there has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulation could result in additional costs in the form of taxes, consultant costs, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Disclosure requirements imposed by different regulators may not always be uniform, which may result in increased complexity, increased compliance costs, and other compliance-related risks. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to enamels.

There has been continued state legislative activity to ban certain enamels used to line cans; such as Bisphenol-A ("BPA"). These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing certain materials. In collaboration with other can makers as well as enamel suppliers, we have aggressively worked to find alternative materials for can linings not manufactured using BPA. We have fully transitioned to BPA Non-Intent (“BPANI”) for our canned product volume. Even though BPANI has been fully approved by the Food and Drug Administration (“FDA”), there could be future legislative or regulatory actions that claim BPANI also poses a risk to human health. Future changes or additional health and safety laws and regulations in connection with our products, packaging or processes may also impose upon us new requirements, costs, and changes to production. Such requirements, changes, liabilities, and costs could materially and adversely affect our business, financial condition and results of operations.

The implementation of the Food Safety Modernization Act of 2011 may affect operations.

The Food Safety Modernization Act ("FSMA") was enacted with the goal of enabling the FDA to better protect public health by strengthening the food safety system. FSMA was designed to focus the efforts of the FDA on preventing food safety problems rather than relying primarily on reacting to problems after they occur. The law also provides the FDA with new enforcement authorities designed to achieve higher rates of compliance with prevention and risk-based food safety standards and to better respond to and contain problems when they do occur.  The increased inspections, mandatory recall authority of the FDA, increased scrutiny of foreign sourced or supplied food products, and increased records access may have an impact on our business. As we are already in a highly regulated business, operating under the increased scrutiny of more FDA authority does not appear likely to negatively impact our business.  The law also gives the FDA important new tools to hold imported foods to the same standards as domestic foods.

Our results are dependent on successful marketplace initiatives and acceptance by consumers of our products.

Our product introductions and product improvements, along with other marketplace initiatives, are designed to capitalize on new customer or consumer trends. The FDA has issued a statement on sodium which referred to an Institute of Medicine statement that too much sodium is a major contributor to high blood pressure. Some of our products contain a moderate amount of sodium per recommended serving, which is based on consumer preferences for taste.  In order to remain successful, we must anticipate and react to these new trends and develop new products or packages to address them. While we devote significant resources to meeting this goal, we may not be successful in developing new products or packages, or our new products or packages may not be accepted by customers or consumers.

Financing Risks

Global economic conditions may materially and adversely affect our business, financial condition and results of operations.

Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results. These economic conditions could negatively impact (i) consumer demand for our products, (ii) the mix of our products’ sales, (iii) our ability to collect accounts receivable on a timely basis, (iv) the ability of suppliers to provide the materials required in our operations and (v) our ability to obtain financing or to otherwise access the capital markets. The strength of the U.S. dollar versus other world currencies could result in increased competition from imported products and decreased sales to our international customers. A prolonged recession could result in decreased revenue, margins and earnings. Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. Certain of our raw materials, namely steel, are subject to import tariffs and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

Our ability to manage our working capital and our Revolving Credit Facility is critical to our success.

As of March 31, 2024, we had a $237.2 million outstanding balance on our revolving credit facility (“Revolver”).  During our second and third fiscal quarters, our operations generally require more cash than is available from operations. In these circumstances, it is necessary to borrow under our Revolver. Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions. Significant changes in our business or cash outflows from operations could create a need for additional working capital. An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

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

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to as our voting preferred stock, are entitled to one vote per share. As of March 31, 2024, holders of Class B common stock and voting preferred stock held 90.8% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that shareholders may not consider to be in their best interest and may affect the price of our common stock.

As of March 31, 2024, our current executive officers and directors beneficially owned 12.74% of our outstanding shares of Class A common stock, 54.47% of our outstanding shares of Class B common stock and 27.12% of our voting preferred stock, or 41.25% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

We use the last-in, first-out (“LIFO”) method of inventory accounting. As of March 31, 2024, we had a LIFO reserve of $324.8 million which, at the statutory tax rate of 24.6%, represents approximately $79.9 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. corporate and state tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $79.9 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

The Company’s cybersecurity risk management program is integrated with its overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across functions to other legal, compliance, strategic, operational, and financial risk areas.

The Company designs and assesses the cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). The Company uses the NIST CSF as a guide to help identify, assess, and manage cybersecurity risks relevant to its business; this does not imply that the Company’s cybersecurity program meets any particular technical standards, specifications, or requirements.

The cybersecurity risk management program is grounded in a zero-trust framework and employs a multi-layered approach, including:

●	Awareness and training for employees, involving phishing campaigns, informational sessions at management meetings, and annual mandatory training with simulations of common cybersecurity threats;
●	Security tools and technologies, along with control policies and active review procedures which strengthen authentication and access protection;
●	Third-party risk management process and monitoring procedures for service providers, suppliers, and vendors who have access to critical systems and information;
●	Risk and vulnerability management encompassing both proactive and predictive defenses which provides opportunities to assess, remediate, and validate; and
●	Managed detection and incident response, including advanced endpoint protection.

In evaluating the risks identified as a part of the annual assessment process, the Company’s information technology team considers the likelihood and severity of the respective risk and the potential impact of the risk on the Company, its customers, and its employees. These risks are then prioritized and monitored by the information technology team.

The Company conducts periodic testing of software, hardware, defensive capabilities, and other information security systems to assess its cybersecurity readiness and maturity of the cybersecurity program. Tests are conducted by the information technology team and reputable third-party consultants and auditors. In developing and evaluating the testing procedures, the Company considers both its individual risks and industry standards.

The cybersecurity risk management program includes an incident response plan with a cross-functional team comprised of designated members of the information technology department, senior management, and other appropriate individuals. The team is responsible for assessing and managing the cybersecurity incident response process, as outlined within the incident response plan, and taking necessary corrective actions to mitigate and eliminate the issue.

As of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents and potential impact to the Company, see the cybersecurity risk factor within “Item 1A. Risk Factors” in this Form 10-K.

Governance

The information technology department, led by the Senior Vice President of Technology and Planning, Chief Information Officer (“CIO”), is responsible for the Company’s cybersecurity program. The CIO, along with the certified Information Security Officer and VP Information Technology have significant experience spanning over 20 years in information security, infrastructure, and compliance.

The Board of Directors considers cybersecurity risk as part of its overall risk oversight function. The Board of Directors receives briefings from the CIO regarding the Company’s cybersecurity risk management program at least annually. These briefings include updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen the information security systems, assessments of the information security program, and the emerging cybersecurity threat landscape.

Item 2. Properties

The following table details the Company’s manufacturing plants and warehouses:

	(000s)
	Square
Food Group	Footage	Acres
Nampa, Idaho	244	16
Payette, Idaho	404	43
Princeville, Illinois	278	568
Hart, Michigan	365	83
Traverse City, Michigan	58	43
Blue Earth, Minnesota	287	429
Glencoe, Minnesota	699	921
LeSueur, Minnesota	81	497
Montgomery, Minnesota	572	1,172
Rochester, Minnesota	835	620
Geneva, New York	762	593
Leicester, New York	228	91
Dayton, Oregon	82	19
Dayton, Washington	250	29
Yakima, Washington	122	8
Baraboo, Wisconsin	641	13
Berlin, Wisconsin	96	125
Cambria East, Wisconsin	399	401
Cambria West, Wisconsin	365	321
Clyman, Wisconsin	474	724
Cumberland, Wisconsin	437	307
Gillett, Wisconsin	329	90
Janesville, Wisconsin	1,298	342
Mayville, Wisconsin	239	354
Oakfield, Wisconsin	231	2,135
Ripon, Wisconsin	647	87

Non-Food Group (1)
Fairport, New York	12
Penn Yan, New York	27	4
Total	10,462	10,035

The Company believes that these facilities are suitable and adequate for the purposes for which they are currently intended. All locations, although highly utilized, have the ability to expand as sales requirements justify. Because of the seasonal production cycles, the exact extent of utilization is difficult to measure.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings and Other Contingencies” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the information in the 2024 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Shareholder Information”, which is incorporated by reference.

Issuer Purchases of Equity Securities

On August 10, 2022, the Board approved an amendment to the Company’s stock repurchase program which increased the maximum number of shares to be repurchased under the program up to 2,000,000 shares of the Company's Class A and/or Class B Common Stock, including the shares of convertible participating preferred stock of the Company (collectively, the “Common Stock”). Under the repurchase program, the Company may purchase shares of Common Stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. The Board also authorized the establishment of a stock trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to make purchases of Common Stock pursuant to the stock repurchase program. The timing and amount of stock repurchases under the program, if any, will be at the discretion of management, and will depend on available cash, market conditions and other considerations. Therefore, we cannot assure you as to the number or aggregate dollar amount of shares, if any, that will be repurchased under the repurchase program. We may discontinue the program at any time.

On August 9, 2023, the Board approved an amendment to the Company’s stock repurchase program which increased the maximum number of shares to be repurchased under the program up to 2,500,000 shares of the Common Stock. The Company’s stock repurchase program does not have an expiration date.

	Total Number of		Average Price		Total Number of Shares	Maximum Number
	Shares Purchased		Paid per Share		Purchased as Part of	(or Approximate Dollar Value) of
	Class A	Class B	Class A	Class B	Publicly Announced	Shares that May Yet Be Purchased
Period	Common	Common	Common	Common	Plans or Programs	Under the Plans or Programs
01/01/2024 –
01/31/2024	-	-		-
02/01/2024 –
02/29/2024	-	-		-
03/01/2024 –
03/31/2024 (1)	109,633	-	$54.21	-	98,996
Total	109,633	-	$54.21	-	98,996	506,277

(1)

Includes 10,637 shares that were purchased from the Seneca Foods Corporation Employees’ Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2024 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2024 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

Refer to the information in the 2024 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective November 7, 2023, the Audit Committee approved the engagement of Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending March 31, 2024 and dismissed Plante Moran, P.C. (“Plante Moran”) from that role. Plante Moran reviewed the Company's interim condensed consolidated financial statements for the quarterly periods ended July 1, 2023 and September 30, 2023 and Deloitte reviewed the Company’s interim condensed consolidated financial statements for the quarterly period ended December 30, 2023. Refer to the Company’s Current Report on Form 8-K filed on November 13, 2023, for additional information regarding the change in accountants.

In connection with the foregoing change in accountants, there was no disagreement of the type described in paragraph (a)(1)(iv) of Item 304 of Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of such Item, except that, as previously reported in the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2023, the Company reported that there was a material weakness in the Company’s internal control over financial reporting as of March 31, 2023.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2024, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of March 31, 2024, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A of the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2023, filed on July 31, 2023, we identified a material weakness in our internal control over financial reporting relating to the accounting for valuing inventory using the LIFO method. The review controls in place with respect to a year-end adjustment to the calculation of the LIFO reserve were not effective.

During fiscal year 2024, management implemented a remediation plan including the installation of software to recalculate the LIFO reserve and also provide analytic features to identify potential abnormalities in the underlying data, coupled with strengthening our review controls with improved documentation standards, technical oversight and training to ensure the accounting for valuing inventory was in compliance with U.S. generally accepted accounting principles.

Through effective implementation of our remediation plan and in conjunction with the results of our testing over the design and operating effectiveness of the relevant controls, management determined that as of March 31, 2024, the identified material weakness has been remediated. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

Changes in Internal Control over Financial Reporting

Other than as described above in connection with the remediation of the material weakness, there were no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarterly period ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be held on August 8, 2024 (“Proxy Statement”). The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2024.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

●	Information Concerning Directors
●	Executive Officers
●	Delinquent Section 16(a) Reports
●	Board Governance
●	Audit Committee Matters

Item 11. Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

●	Compensation Discussion and Analysis
●	Summary Compensation Table
●	Grants of Plan-Based Awards in Fiscal Year 2024
●	Outstanding Equity Awards at 2024 Fiscal Year-End
●	Option Exercises and Stock Vested in Fiscal Year 2024
●	Pension Benefits
●	Compensation of Directors
●	Compensation Committee Interlocks
●	Pay Versus Performance
●	CEO Pay Ratio

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting on August 10, 2007 and extended on July 28, 2017. The 2007 Equity Plan expires in August 2027 and originally authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock. During fiscal year 2024, 4,864 shares were awarded under the terms of the 2007 Equity Plan. As of March 31, 2024, there were 40,094 shares available for distribution as part of future awards under the 2007 Equity Plan. No additional shares have been awarded under the 2007 Equity Plan through the date of this Annual Report on Form 10-K. There are no equity compensation plans not approved by the Company’s shareholders.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.

Financial Statements – the following consolidated financial statements of the Registrant, included in the 2024 Annual Report to Shareholders, are incorporated by reference in Part II, Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Statements of Net Earnings – Years ended March 31, 2024, 2023, and 2022
b.	Consolidated Statements of Comprehensive Income (Loss) – Years ended March 31, 2024, 2023, and 2022
c.	Consolidated Balance Sheets – As of March 31, 2024 and 2023
d.	Consolidated Statements of Cash Flows – Years ended March 31, 2024, 2023, and 2022
e.	Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2024, 2023, and 2022
f.	Notes to Consolidated Financial Statements – Years ended March 31, 2024, 2023, and 2022
g.	Reports of Independent Registered Public Accounting Firms (PCAOB ID 34 and PCAOB ID 6581)

2.	Supplemental Schedule:

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

10.1

Fourth Amended and Restated Loan and Security Agreement dated as of March 24, 2021 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 26, 2021)

10.2

First Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of September 14, 2022 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2022, filed with the SEC on November 9, 2022)

10.3

Second Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of May 23, 2023 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (filed herewith)

10.4

Third Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of March 8, 2024 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders, as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (filed herewith)

10.5

Second Amended and Restated Loan and Guaranty Agreement as of January 20, 2023 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2023)

10.6

Amendment 1 to Second Amended and Restated Loan and Guaranty Agreement as of May 23, 2023 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2023)

10.7*

Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2020, filed with the SEC on November 4, 2020)

10.8*

Amended and Restated Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 10, 2022)

10.9*

Amended and Restated Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 10, 2022)

10.10*	2007 Equity Incentive Plan effective August 3, 2007 as extended on July 28, 2017 (incorporated by reference to Appendix A to the Company’s Proxy Statement dated June 28, 2007)

10.11*	Seneca Foods Corporation Division Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 5, 2020)

10.12*

Executive Transition Services Agreement dated as of August 31, 2020 between the Company and Kraig H. Kayser (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2020, filed with the SEC on November 4, 2020)

10.13*

Supplemental Retirement Agreement between Seneca Foods Corporation and Kraig H. Kayser (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2020, filed with the SEC on November 4, 2020)

10.14*	Supplemental Retirement Agreement between Seneca Foods Corporation and Timothy J. Benjamin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 11, 2021)

13	Portions of Annual Report to Shareholders for the fiscal year ended March 31, 2024 (filed herewith)

16	Letter of Plante Moran to the Securities and Exchange Commission dated November 13, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated November 7, 2023)

19	Insider Trading Policy (filed herewith)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

23.2	Consent of Plante Moran, P.C. (filed herewith)

31.1	Certification of Paul L. Palmby as Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Michael S. Wolcott as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97	Clawback Policy (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document (filed herewith)
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)

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

June 13, 2024

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul L. Palmby	President and Chief Executive Officer	June 13, 2024
Paul L. Palmby	Director
(Principal Executive Officer)

/s/ Michael S. Wolcott	Senior Vice President, Chief Financial Officer,	June 13, 2024
Michael S. Wolcott	and Treasurer
(Principal Financial Officer)

/s/ Gregory R. Ide	Vice President, Controller,	June 13, 2024
Gregory R. Ide	and Assistant Secretary
(Principal Accounting Officer)

/s/ Kraig H. Kayser	Director (Chairman)	June 13, 2024
Kraig H. Kayser

/s/ Kathryn J. Boor	Director	June 13, 2024
Kathryn J. Boor

/s/ Peter R. Call	Director	June 13, 2024
Peter R. Call

/s/ John P. Gaylord	Director	June 13, 2024
John P. Gaylord

/s/ Linda K. Nelson	Director	June 13, 2024
Linda K. Nelson

/s/ Donald J. Stuart	Director	June 13, 2024
Donald J. Stuart

/s/ Bruce E. Ware	Director	June 13, 2024
Bruce E. Ware

/s/ Keith A. Woodward	Director	June 13, 2024
Keith A. Woodward