Form 10-Q
period 2024-06-29
Seneca Foods Corp
filed 2024-08-08
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 26, 2024 are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,281,595
Common Stock Class B, $0.25 Par	1,650,151

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	June 29, 2024	July 1, 2023	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,544	$5,216	$4,483
Restricted cash	7,431	7,075	7,370
Accounts receivable, net of allowance for credit losses of $72, $33 and $53, respectively	96,448	84,964	79,767
Inventories	841,847	735,124	872,692
Assets held for sale	64	3,158	64
Refundable income taxes	597	31	-
Other current assets	3,751	2,370	2,639
Total current assets	955,682	837,938	967,015
Property, plant and equipment, net	307,654	305,221	305,016
Right-of-use assets operating, net	13,841	22,105	19,705
Right-of-use assets financing, net	18,660	31,162	20,386
Pension assets	52,254	58,904	52,442
Other assets	21,034	1,286	19,433
Total assets	$1,369,125	$1,256,616	$1,383,997

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$62,460	$117,700	$40,326
Note payable	13,921	-	8,926
Deferred revenue	5,061	6,460	8,185
Accrued vacation	11,823	11,307	11,632
Accrued payroll	8,425	10,667	15,845
Income taxes payable	7,842	-	2,648
Other accrued expenses	32,538	21,452	33,383
Current portion of long-term debt and lease obligations	107,440	32,616	30,090
Total current liabilities	249,510	200,202	151,035
Long-term debt	473,065	414,894	585,786
Operating lease obligations	8,925	15,196	13,758
Financing lease obligations	11,231	15,484	12,259
Deferred income tax liability, net	24,161	31,513	24,320
Other liabilities	13,287	3,503	13,946
Total liabilities	780,179	680,792	801,104
Commitments and contingencies
Stockholders' equity:
Preferred stock	351	351	351
Common stock	3,050	3,049	3,050
Additional paid-in capital	100,469	99,304	100,425
Treasury stock, at cost	(206,747)	(170,750)	(200,107)
Accumulated other comprehensive loss	(25,380)	(20,488)	(25,380)
Retained earnings	717,203	664,358	704,554
Total stockholders' equity	588,946	575,824	582,893
Total liabilities and stockholders’ equity	$1,369,125	$1,256,616	$1,383,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Net sales	$304,727	$298,664

Costs and expenses:
Cost of products sold	262,036	243,375
Selling, general, and administrative expense	17,480	19,849
Plant restructuring	196	140
Other operating income, net	(428)	(197)
Total costs and expenses	279,284	263,167
Operating income	25,443	35,497
Other income and expenses:
Other non-operating income	(1,403)	(1,337)
Interest expense, net	10,345	6,573
Earnings before income taxes	16,501	30,261
Income taxes	3,840	7,150
Net earnings	$12,661	$23,111

Earnings per share:
Basic	$1.82	$3.04
Diluted	$1.80	$3.01

Weighted average common shares outstanding:
Basic	6,962	7,596
Diluted	7,029	7,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Comprehensive income:
Net earnings	$12,661	$23,111
Total	$12,661	$23,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net earnings	$12,661	$23,111
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	10,819	10,680
Non-cash lease expense	1,627	1,923
LIFO credit	(2,918)	(1,700)
Deferred income tax expense	(159)	32
Gain on the sale of assets	(299)	(304)
Stock-based compensation expense	37	80
Pension expense	188	399
Changes in operating assets and liabilities:
Accounts receivable	(16,681)	12,137
Inventories	33,763	(62,526)
Other assets	(1,112)	80
Accounts payable	22,134	48,468
Accrued expenses and other	(14,325)	(14,301)
Income taxes	4,597	6,945
Net cash provided by operating activities	50,332	25,024
Cash flows from investing activities:
Additions to property, plant and equipment	(12,073)	(14,744)
Proceeds from the sale of assets	371	3,073
Increase in non-current deposits	(1,675)	-
Net cash used in investing activities	(13,377)	(11,671)
Cash flows from financing activities:
Borrowings under revolving credit facility	104,270	124,675
Repayments under revolving credit facility	(132,306)	(253,159)
Borrowings under term loans and note payable	4,995	124,433
Payments on term loans	(4,750)	(4,750)
Payments on financing leases	(1,390)	(2,328)
Purchase of treasury stock	(6,640)	(2,177)
Dividends	(12)	(12)
Net cash used in financing activities	(35,833)	(13,318)

Net increase in cash, cash equivalents and restricted cash	1,122	35
Cash, cash equivalents and restricted cash, beginning of the period	11,853	12,256
Cash, cash equivalents and restricted cash, end of the period	$12,975	$12,291

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$10,217	$6,118
Cash received for income taxes, net	$509	$258
Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$1,391	$2,266
Right-of-use assets derecognized upon early lease termination	$5,627	$1,931
Assets acquired from exercise of finance lease purchase options, net of accumulated depreciation	$565	$128
Property, plant and equipment purchased on account	$190	$837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings	Total
First Quarter FY 2024:
Balance, March 31, 2023	$351	$3,049	$99,152	$(168,573)	$(20,488)	$641,259	$554,750
Net earnings	-	-	-	-	-	23,111	23,111
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	72	-	-	-	72
Equity incentive program	-	-	80	-	-	-	80
Purchase treasury stock	-	-	-	(2,177)	-	-	(2,177)
Balance, July 1, 2023	$351	$3,049	$99,304	$(170,750)	$(20,488)	$664,358	$575,824

First Quarter FY 2025:
Balance, March 31, 2024	$351	$3,050	$100,425	$(200,107)	$(25,380)	$704,554	$582,893
Net earnings	-	-	-	-	-	12,661	12,661
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	7	-	-	-	7
Equity incentive program	-	-	37	-	-	-	37
Purchase treasury stock	-	-	-	(6,640)	-	-	(6,640)
Balance, June 29, 2024	$351	$3,050	$100,469	$(206,747)	$(25,380)	$717,203	$588,946

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
June 29, 2024	200,000	1,400,000	8,292	20,000,000	10,000,000
Shares outstanding:
June 29, 2024	200,000	807,240	8,292	5,292,367	1,650,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

1.	Basis of Preparation and Presentation

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables with 26 facilities in eight states in support of its main operations. The Company’s product offerings include canned, frozen and jarred produce, and snack chips. The Company’s fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, restaurant chains, industrial markets, other food processors, and export customers in approximately 55 countries, as well as federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statement presentation. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Due to the seasonal nature of the business, quarterly operating results and cash flows are not necessarily indicative of the results that may be expected for other interim periods or the full year. All references to years are fiscal years ended or ending March 31 unless otherwise indicated. Certain percentage tables may not foot due to rounding.

In certain circumstances, the preparation of financial statements in conformity with GAAP requires management to use judgment to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. A summary of significant accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Reclassifications — Certain prior year amounts have been reclassified for consistency with the current year presentation within the condensed consolidated financial statements. There was no impact to any totals or subtotals previously reported on the condensed consolidated financial statements as a result of the reclassifications. Beginning in fiscal year 2024, the restricted cash line item was separately presented on the condensed consolidated balance sheets.

Cash, Cash Equivalents and Restricted Cash — The following table reconciles cash, cash equivalents and restricted cash as reported on the condensed consolidated balance sheets to the total amounts shown in the Company’s condensed consolidated statements of cash flows (in thousands):

	As of:
	June 29,	July 1,	March 31,
	2024	2023	2024
Cash and cash equivalents	$5,544	$5,216	$4,483
Restricted cash	7,431	7,075	7,370
Total cash, cash equivalents and restricted cash	$12,975	$12,291	$11,853

Other Assets — Other assets is primarily comprised of non-current deposits. As of June 29, 2024, there was $20.3 million of deposits paid to vendors for a new can manufacturing line located at one of the Company's plant facilities.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023- 09”) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2025, and is in the process of analyzing the impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company will adopt this pronouncement when it becomes effective for the fiscal year ending March 31, 2025 annual reporting and is in the process of analyzing the impact on its consolidated financial statements.

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

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended
	June 29,	July 1,
	2024	2023
Canned vegetables	$253,749	$250,950
Frozen vegetables	25,334	21,539
Fruit products	18,841	16,738
Snack products	2,865	3,098
Other	3,938	6,339
Total	$304,727	$298,664

As a result of certain contracts with customers, the Company has contract asset balances of $1.2 million, $0.6 million, and $0.4 million as of June 29, 2024, July 1, 2023, and March 31, 2024, respectively, which are recorded as part of other current assets on the condensed consolidated balance sheets. The Company has contract liabilities in the form of deferred revenue representing payments received from certain of its co-pack customers in advance of completion of the Company's respective performance obligations. The majority of the balance is comprised of prepaid case and labeling and storage services which have been collected from bill and hold sales, as well as amounts invoiced in accordance with the terms of a co-pack agreement.

The deferred revenue activity is shown in the following table (in thousands):

	Three Months Ended
	June 29,	July 1,
	2024	2023
Beginning balance	$8,185	$9,956
Deferral of revenue	1,239	864
Recognition of unearned revenue	(4,363)	(4,360)
Ending balance	$5,061	$6,460

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

3.	Earnings per Common Share

Earnings per share for the three months ended June 29, 2024 and July 1, 2023 are as follows (in thousands, except per share amounts):

	Three Months Ended
	June 29,	July 1,
	2024	2023
Basic
Net earnings	$12,661	$23,111
Deduct preferred stock dividends paid	6	6
Undistributed net earnings	12,655	23,105
Earnings attributable to participating preferred shareholders	15	25
Earnings attributable to common shareholders	$12,640	$23,080
Weighted average common shares outstanding	6,962	7,596
Basic earnings per common share	$1.82	$3.04

Diluted
Earnings attributable to common shareholders	$12,640	$23,080
Add dividends on convertible preferred stock	5	5
Earnings attributable to common stock on a diluted basis	$12,645	$23,085
Weighted average common shares outstanding - basic	6,962	7,596
Additional shares to be issued under full conversion of preferred stock	67	67
Total shares for diluted	7,029	7,663
Diluted earnings per common share	$1.80	$3.01

4.	Inventories

The Company uses the last-in, first-out (“LIFO”) method of valuing inventory as it believes this method allows for better matching of current production cost to current revenue. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, production pack yields, sales and the expected rate of inflation or deflation for the year. The interim LIFO calculations are subject to adjustment in the final year-end LIFO inventory valuation.

As of June 29, 2024, July 1, 2023, and March 31, 2024, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $321.9 million, $300.7 million, and $324.8 million, respectively. In order to state inventories at LIFO, the Company recorded a decrease to cost of products sold of $2.9 million and $1.7 million for the three months ended June 29, 2024 and July 1, 2023, respectively.

The inventories by category and the impact of using the LIFO method are shown in the following table (in thousands):

	As of:
	June 29,	July 1,	March 31,
	2024	2023	2024
Finished products	$753,175	$616,470	795,993
In process	118,914	77,624	125,027
Raw materials and supplies	291,622	341,770	276,454
	1,163,711	1,035,864	1,197,474
Less excess of FIFO cost over LIFO cost	321,864	300,740	324,782
Total inventories	$841,847	$735,124	$872,692

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

		As of:
	June 29,	July 1,	March 31,
	2024	2023	2024
Land and land improvements	$49,985	$46,693	$49,627
Buildings and improvements	237,690	219,936	236,141
Machinery and equipment	467,272	428,355	457,433
Office equipment, furniture, vehicles and computer software	15,374	12,368	14,971
Construction in progress	14,308	39,704	14,450
Property, plant and equipment, cost	784,629	747,056	772,622
Less: accumulated depreciation	(476,975)	(441,835)	(467,606)
Property, plant and equipment, net	$307,654	$305,221	$305,016

Depreciation expense totaled $9.6 million and $8.8 million for the three months ended June 29, 2024 and July 1, 2023, respectively.

6.	Debt

Note Payable — During fiscal year 2024, the Company entered into an unsecured note payable with an individual lender which provides for an interim financing arrangement with an expiration date of June 30, 2024, which was then extended to July 31, 2024. The balance of the note payable as of June 29, 2024 was $13.9 million and is associated with certain deposits paid to vendors for a new can manufacturing line located at one of the Company’s plant facilities. The note payable bears interest at a variable interest rate based upon the Secured Overnight Financing Rate (“SOFR”) plus 1.80%. Interest is payable monthly and the interest rate as of June 29, 2024 was 7.13%.

Long-term debt is comprised of the following (in thousands):

	As of:
	June 29,	July 1,	March 31,
	2024	2023	2024
Revolving credit facility	$209,189	$52,064	$237,225

Term loans
Term Loan A-1
Outstanding principal	84,000	88,000	85,000
Unamortized debt issuance costs	(29)	(60)	(37)
Term Loan A-1, net	83,971	87,940	84,963

Term Loan A-2
Outstanding principal	279,750	294,750	283,500
Unamortized debt issuance costs	(845)	(1,076)	(902)
Term Loan A-2, net	278,905	293,674	282,598

Other	-	216	-
Total long-term debt	572,065	433,894	604,786
Less current portion	99,000	19,000	19,000
Long-term debt, less current portion	$473,065	$414,894	$585,786

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

Revolving Credit Facility — On March 24, 2021, the Company entered into a Fourth Amended and Restated Loan and Security Agreement that provides for a senior revolving credit facility of up to $400.0 million that is seasonally adjusted (the “Revolver”).

On September 14, 2022, the Company entered into a First Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Revolver Amendment”) which amended several provisions to replace the London Interbank Offered Rate (“LIBOR”) with the SOFR plus a spread adjustment as the interest rate benchmark on the Revolver. The transition to SOFR did not materially impact the interest rates applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Revolver as a result of the Revolver Amendment.

On May 5, 2023, the Company entered into a Second Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “2023 Revolver Amendment”) which updated certain provisions relating to permitted indebtedness. No other material changes were made as a result of the 2023 Revolver Amendment.

On March 8, 2024, the Company entered into a Third Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “2024 Revolver Amendment”) which increased the seasonal borrowing amount for the period from April through July by $50.0 million. No other material changes were made as a result of the 2024 Revolver Amendment.

Maximum borrowing availability under the Revolver totals $350.0 million from April through July and $400.0 million from August through March. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver, which as of June 29, 9024 was $133.9 million. The Revolver balance is included in Long-Term Debt in the accompanying condensed consolidated balance sheets due to the Revolver’s March 24, 2026 maturity.

The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables the Company packages. The majority of vegetable inventories are produced during the months of June through November and are then sold over the following year. Payment terms for vegetable produce are generally three months but may vary and range from approximately one to seven months. Accordingly, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The following table summarizes certain quantitative data for Revolver borrowings during fiscal year 2025 and fiscal year 2024 (in thousands):

	As of:
	June 29,	July 1,	March 31,
	2024	2023	2024
Outstanding borrowings	$209,189	$52,064	$237,225
Interest rate	6.94%	6.72%	6.93%

	Three Months Ended
	June 29,	July 1,
	2024	2023
Maximum amount of borrowings drawn during the period	$233,063	$180,785
Average outstanding borrowings	$217,005	$108,303
Weighted average interest rate	6.93%	6.36%

Term Loans — On May 28, 2020, the Company entered into an Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA that provides for a $100.0 million unsecured term loan (the “Term Loan”). The amended and restated agreement has a maturity date of June 1, 2025 and converted the Term Loan to a fixed interest rate of 3.3012% until maturity rather than a variable interest rate in addition to requiring quarterly principal payments of $1.0 million, which commenced during fiscal year 2021. This agreement contains certain covenants, including maintaining a minimum EBITDA and minimum tangible net worth.

On January 20, 2023, the Company entered into a Second Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA (the “Agreement”) which governs two term loans, as summarized below:

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

Term Loan A-1: The Agreement continues certain aspects of the $100.0 million term loan described above, namely Term Loan A-1 will continue to bear interest at a fixed interest rate of 3.3012%, mature on June 1, 2025, and remain unsecured. The Company’s historical practice is to hold term debt until maturity. The Company expects to maintain or have access to sufficient liquidity to retire or refinance long-term debt at maturity or otherwise, from operating cash flows, access to the capital markets, and its Revolver. The Company continuously evaluates opportunities to refinance its debt; however, any refinancing is subject to market conditions and other factors, including financing options that may be available to the Company from time to time, and there can be no assurance that the Company will be able to successfully refinance any debt on commercially acceptable terms at all.

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

On May 23, 2023, the Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment which amends, restates and replaces in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continues all aspects of Term Loan A-1 as defined in the Agreement. As of June 29, 2024, the interest rate on Amended Term Loan A-2 was 7.35%.

The Amendment for Term Loan A-1 and Term Loan A-2 (collectively, the “Term Loans”) contains restrictive covenants usual and customary for loans of its type, in addition to financial covenants including minimum EBITDA and minimum tangible net worth which apply to both Terms Loans described above. In connection with the Amended Term Loan A-2, the Company incurred $1.1 million of financing costs which will be deferred and amortized over the life of the term loan.

As of June 29, 2024, the Company was in compliance with all covenants for its revolving credit facility and term loan agreements.

Standby Letters of Credit – The Company has standby letters of credit for certain insurance-related requirements. The majority of the Company’s standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On June 29, 2024, the Company had $7.0 million in outstanding standby letters of credit. These standby letters of credit are supported by the Company’s Revolver and reduce borrowings available under the Revolver.

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

Lease terms may include options to extend or terminate the lease, and the impact of these options are included in the calculation of the ROU asset and lease obligation only when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and non-lease components for its leases when it is impractical to separate the two. In addition, the Company may have certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s condensed consolidated balance sheet presentation and expensed as incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the accompanying condensed consolidated balance sheets and are expensed as incurred.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

The components of lease cost were as follows (in thousands):

	Three Months Ended
	June 29,	July 1,
	2024	2023
Lease cost:
Amortization of right of use assets	$1,127	$1,840
Interest on lease liabilities	154	223
Finance lease cost	1,281	2,063
Operating lease cost	1,832	2,349
Short-term lease cost	2,745	1,330
Total lease cost	$5,858	$5,742

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$154	$223
Operating cash flows from operating leases	3,089	3,734
Financing cash flows from finance leases	1,390	2,328
	$4,633	$6,285

Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$73
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,391	$2,193
Weighted-average lease term (years):
Financing leases	4.2	4.5
Operating leases	4.6	4.9
Weighted-average discount rate (percentage):
Financing leases	4.0%	3.9%
Operating leases	4.9%	4.5%

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of June 29, 2024 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2025	$2,771	$3,828
2026	3,532	4,280
2027	2,510	3,218
2028	2,237	2,811
2029	1,236	1,659
2030-2034	2,092	1,307
Total minimum payment required	$14,378	$17,103
Less interest	1,476	1,409
Present value of minimum lease payments	12,902	15,694
Amount due within one year	3,977	4,463
Long-term lease obligations	$8,925	$11,231

8.	Income Taxes

The Company’s effective tax rate was 23.3% and 23.6% for the three months ended June 29, 2024 and July 1, 2023, respectively. The effective tax rate decreased in the current interim period as compared to the prior year quarter driven by interest received on a federal income tax refund which reduced the effective tax rate by 0.7%, partially offset by the impact of state rate changes driven by apportionment which increased the effective rate by 0.4%.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

9.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended
	June 29,	July 1,
	2024	2023
Service cost including administrative expenses	$1,591	$1,736
Interest cost	2,942	2,818
Expected return on plan assets	(4,423)	(4,174)
Amortization of net loss	76	-
Amortization of prior service cost	2	19
Net periodic benefit cost	$188	$399

There were no pension contributions made during the three months ended June 29, 2024 and July 1, 2023.

10.	Stockholders’ Equity

During the three months ended June 29, 2024, the Company repurchased 117,262 shares of its Class A Common Stock at a cost of $6.6 million, which are included in treasury stock in the condensed consolidated balance sheets. During the three months ended July 1, 2023, the Company repurchased 43,600 shares of its Class A Common Stock at a cost of $2.2 million. The Company did not repurchase any of its Class B Common Stock in either three month interim period. As of June 29, 2024, there are 5,262,680 shares or $206.7 million of repurchased stock being held as treasury stock. These shares are not considered outstanding and the Company accounts for treasury stock under the cost method.

11.	Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, note payable, and accrued expenses are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term maturity of these instruments.

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

	As of:
	June 29,	July 1,	March 31,
	2024	2023	2024
Carrying value	$572,065	$433,894	$604,786
Fair value	$567,442	$427,116	$599,408

12.	Segment Information

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

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

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

Segment information is provided on a FIFO basis which is consistent with how financial information is prepared internally and provided to the CODM. The LIFO impact on earnings (loss) before income taxes and total assets is shown separately for purposes of reconciling to the GAAP financial statement measure shown on the condensed consolidated statements of net earnings and condensed consolidated balance sheets.

The following table summarizes certain financial data for the Company’s reportable segments (in thousands):

	Three Months Ended June 29, 2024
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$279,083	$21,706	$3,938	$304,727	$-	$304,727
Earnings before income taxes	11,342	2,002	239	13,583	2,918	16,501
Total assets	1,579,664	107,739	3,586	1,690,989	(321,864)	1,369,125

	Three Months Ended July 1, 2023
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$272,489	$19,836	$6,339	$298,664	$-	$298,664
Earnings before income taxes	25,073	199	3,289	28,561	1,700	30,261
Total assets	1,449,404	104,506	3,446	1,557,356	(300,740)	1,256,616

13.	Legal Proceedings and Other Contingencies

In the ordinary course of its business, the Company is made a party to certain legal proceedings seeking monetary damages, including proceedings involving product liability claims, workers’ compensation along with other employee claims, tort and other general liability claims, for which it carries insurance, as well as patent infringement and related litigation. The Company is in a highly regulated industry and is also periodically involved in government actions for regulatory violations and other matters surrounding the manufacturing of its products, including, but not limited to, environmental, employee, and product safety issues. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company does not believe that an adverse decision in any of these legal proceedings would have a material impact on its financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seneca Foods Corporation is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. Our product offerings include canned, frozen and jarred produce and snack chips that are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Green Giant®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. Our products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. We also sell products to foodservice distributors, restaurant chains, industrial markets, other food processors, export customers in approximately 55 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

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

We experienced material cost increases to various production inputs during the last several years due to a number of factors, including but not limited to, supply chain disruptions, steel supply and pricing, raw material shortages, labor shortages, and the conflicts between Russia and Ukraine. While we have no direct exposure to this foreign conflict, it had a negative impact on the global economy which increased certain of our input costs. While certain of the factors mentioned above have started to ease and stabilize during the current fiscal year, our costs remain elevated as compared to historical levels.

We attempt to manage costs by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to raise prices in response to rising costs. To the extent we are unable to avoid or offset any present or future cost increases, our operating results could be materially adversely affected.

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended
	June 29,	July 1,
	2024	2023
Canned vegetables	$253,749	$250,950
Frozen vegetables	25,334	21,539
Fruit products	18,841	16,738
Snack products	2,865	3,098
Other	3,938	6,339
Total	$304,727	$298,664

Three Months Ended June 29, 2024 and July 1, 2023

Net sales totaled $304.7 million for the three months ended June 29, 2024 as compared with $298.7 million for the three months ended July 1, 2023. The overall net sales increase of $6.0 million, or 2.0%, was due to higher sales volumes contributing favorability of $11.2 million to net sales, offset by product mix and lower selling prices which had an unfavorable impact of $5.2 million as compared to the prior year three-month interim period.

Net sales of canned and frozen vegetables increased over the prior year quarter driven by higher sales volumes in each of these product categories, which outpaced decreases related to pricing and product mix. The Company’s fruit products category benefited from both increased pricing in response to material cost pressures and increases in sales volumes, which drove the net sales increase compared to the prior year quarter. Net sales in the snack products category remained relatively consistent with the prior year quarter. Offsetting the increases in the main product categories was a decrease in net sales attributable to the other category which experienced lower demand as compared to the prior year quarter for seed, cans and ends, which are ancillary to the Company’s main operations.

Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales (percentages shown as absolute values):

	Three Months Ended
	June 29,	July 1,
	2024	2023
Gross margin	14.0%	18.5%
Selling, general, and administrative expense	5.7%	6.6%
Restructuring	0.1%	0.0%
Other operating income, net	0.1%	0.1%
Operating income	8.3%	11.9%
Other non-operating income	0.5%	0.4%
Interest expense, net	3.4%	2.2%
Income taxes	1.3%	2.4%

Three Months Ended June 29, 2024 and July 1, 2023

Gross Margin: Gross margin for the three months ended June 29, 2024 was 14.0% as compared to 18.5% for the three months ended July 1, 2023. The decrease in gross margin for the three months ended June 29, 2024 was mainly due to continued elevated costs. Refer to the section above for additional discussion regarding business trends. The Company’s LIFO credit for the three months ended June 29, 2024 was $2.9 million as compared to a LIFO credit of $1.7 million for the three months ended July 1, 2023. The LIFO credit amounts have the impact of reducing cost of products sold.

Selling, General, and Administrative: Selling, general and administrative expense for the three months ended June 29, 2024 decreased $2.4 million from the three months ended July 1, 2023. Selling, general, and administrative expense as a percentage of net sales for the three months ended June 29, 2024, was 5.7% as compared with 6.6% for the prior year quarter. The decrease in selling, general, and administrative expense as a percentage of net sales was due to the increase in net sales and the fixed nature of certain expenses.

Restructuring: The Company did not incur significant restructuring charges during the three months ended June 29, 2024. During the three months ended July 1, 2023, the Company incurred restructuring charges primarily due to equipment moves from ceasing production of green beans at a plant in the Northeast in the previous fiscal year.

Other Operating Income, net: The Company had net other operating income of $0.4 million during the three months ended June 29, 2024, which was driven primarily by the sale of a small portion of land in the Midwest. During the three months ended July 1, 2023, the Company had net other operating income of $0.2 million, which was driven primarily by the sale of a non-operational plant in the Midwest.

Non-Operating Income (Expense):

Other Non-Operating Income: Other non-operating income totaled $1.4 million and $1.3 million for the three months ended June 29, 2024, and July 1, 2023, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 3.4% for the three months ended June 29, 2024, as compared to 2.2% for the three months ended July 1, 2023. Interest expense increased from $6.6 million in the prior year quarter to $10.3 million for the current quarter as a result of higher interest rates and increased borrowings under the Company’s revolving credit facility as compared to the prior year quarter. Additionally, the three months ended July 1, 2023 did not have Term Loan A-2 outstanding for the entire quarterly period which contributed to a lower interest expense amount for that prior year quarter.

Income Taxes:

The Company’s effective tax rate was 23.3% and 23.6% for the three months ended June 29, 2024 and July 1, 2023, respectively. The effective tax rate decreased in the current interim period as compared to the prior year quarter driven by interest received on a federal income tax refund which reduced the effective tax rate by 0.7%, partially offset by the impact of state rate changes driven by apportionment which increased the effective rate by 0.4%.

Liquidity and Capital Resources

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	June 29,	July 1,	March 31,	March 31,
	2024	2023	2024	2023
Working capital:
Balance	$706,172	$637,736	$815,980	$637,851
Change in quarter	$(109,808)	$(115)
Current portion of long-term debt and lease obligations	$107,440	$32,616	$30,090	$25,792
Long-term debt	$473,065	$414,894	$585,786	$432,695
Operating lease obligations	$8,925	$15,196	$13,758	$16,675
Financing lease obligations	$11,231	$15,484	$12,259	$17,293
Total stockholders' equity per equivalent common share (1)	$83.91	$75.08	$81.69	$71.95
Stockholders' equity per common share	$84.78	$75.78	$82.51	$72.61
Current ratio	3.83	4.19	6.40	5.08

(1)

Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 11 of the Notes to Consolidated Financial Statements of the Company’s 2024 Annual Report on Form 10-K for conversion details.

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

During the preceding fiscal years, working capital needs trended higher than previously experienced by the Company in part because of larger annual pack sizes needed to replenish the Company’s post-pandemic inventory levels to meet customer demand, and because of supply chain challenges in the steel industry which impacted can manufacturing operations. To successfully navigate the uncertainty driven by inflation and import tariffs, and a desire to diversify its steel supply, the Company employed a strategic approach during those fiscal years and increased steel coil purchases to better position itself for subsequent years. The Company’s larger seasonal pack sizes driven by favorable growing conditions, coupled with lower sales in an industry that is experiencing negative sales category trends overall, resulted in higher inventory levels for finished goods as of the end of fiscal year 2024. This will have a favorable impact on the availability of products in fiscal year 2025, resulting in a lower planned seasonal pack and the opportunity to normalize working capital trends, specifically surrounding inventory.

The Company believes that its operations along with existing liquidity sources will satisfy its cash requirements for at least the next twelve months. This includes the Company’s expectation with respect to Term Loan A-1 that matures on June 1, 2025, that it will maintain or have access to sufficient liquidity to retire or refinance long-term debt at maturity or otherwise, using operating cash flows, access to the capital markets, and access to its revolving credit facility. The Company has borrowed funds and continues to believe that it has the ability to do so at reasonable interest rates, however additional borrowings would result in increased interest expense. The Company does not have any off-balance sheet financing arrangements.

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 29, 2024	July 1, 2023
Cash provided by operating activities	$50,332	$25,024
Cash used in investing activities	(13,377)	(11,671)
Cash used in financing activities	(35,833)	(13,318)
Increase in cash, cash equivalents and restricted cash	1,122	35
Cash, cash equivalents and restricted cash, beginning of period	11,853	12,256
Cash, cash equivalents and restricted cash, end of period	$12,975	$12,291

Net Cash Provided by Operating Activities: For the three months ended June 29, 2024, cash provided by operating activities was $50.3 million, which consisted of $28.3 million for operating assets and liabilities, coupled with net earnings of $12.7 million and non-cash charges of $9.3 million. The non-cash charges were largely driven by $10.8 million of depreciation and amortization, $1.6 million of non-cash lease expense, partially offset by a $2.9 million LIFO credit. The change in operating assets and liabilities was largely due to inventories contributing favorably as the strategic approach discussed above within the material cash requirements section resulted in lower working capital needs, especially for steel, during the current three month period. A corresponding decline in accounts payable activity also contributed to the change in operating assets and liabilities.

For the three months ended July 1, 2023, cash provided by operating activities was $25.0 million, which consisted of net earnings of $23.1 million, adjusted by non-cash charges of $11.1 million, partially offset by operating assets and liabilities using cash of $9.2 million. The non-cash charges were largely driven by $10.7 million of depreciation and amortization, $1.9 million of non-cash lease expense, partially offset by a $1.7 million LIFO credit. The change in operating assets and liabilities was due to inventories being a use of cash as early stages of the Company’s seasonal pack commenced during the quarter, in addition to material cost inflation to various production inputs.

The cash requirements of the business fluctuate significantly throughout the year to coincide with the seasonal growing cycles of vegetables. The majority of the inventories are produced during the packing months, from June through November, and are then sold over the following twelve months. Cash flow from operating activities is one of the Company’s main sources of liquidity, excluding usual seasonal working capital swings.

Net Cash Used in Investing Activities: Net cash used in investing activities was $13.4 million for the three months ended June 29, 2024, and consisted of cash used for capital expenditures of $12.1 million and $1.7 million paid as deposits to vendors for a new can manufacturing line. Offsetting those amounts, the Company received proceeds from the sale of assets totaling $0.4 million.

Net cash used in investing activities was $11.7 million for the three months ended July 1, 2023, and consisted of cash used for capital expenditures of $14.8 million partially offset by proceeds from the sale of assets totaling $3.1 million.

Net Cash Used in Financing Activities: Net cash used in financing activities was $35.8 million for the three months ended June 29, 2024, driven primarily by a net paydown on the Company’s revolving credit facility of $28.0 million and term loan payments of $4.8 million during the quarter. Offsetting the payments was a $5.0 million increase in the note payable borrowings associated with the Company’s new can manufacturing line. Additionally, the Company used cash of $6.6 million to purchase treasury stock and made payments of $1.4 million on financing leases.

Net cash used in financing activities was $13.3 million for the three months ended July 1, 2023, driven primarily by a net paydown on the Company’s revolving credit facility of $128.4 million and term loan payments of $4.8 million. That activity was offset by the Company receiving proceeds of $124.4 million from a new term loan during the quarter. Additionally, the Company used cash of $2.2 million to purchase treasury stock and made payments of $2.3 million on financing leases.

Impact of Seasonality on Financial Position and Results of Operations:

The Company’s production cycle begins with planting in the spring followed by harvesting and packaging during the second and third fiscal quarters with sales spanning over the following twelve months. Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for corn and green beans, the Company's highest volume vegetables, the peak inventory is in mid-autumn. The seasonal nature of the Company’s production cycle results in inventory and accounts payable reaching their lowest point in mid-to-late first quarter prior to the new seasonal pack commencing. As the seasonal pack progresses, these components of working capital both increase until the pack is complete.

The Company’s fruit and vegetable sales exhibit seasonal increases in the third fiscal quarter due to increased retail demand during the holiday seasons. In addition, the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis during the pack cycle, the majority of which typically occurs in the second and third quarters. The seasonal nature of the Company’s sales, particularly holiday driven retail sales, result in the accounts receivable balance reaching its highest point at the end of the second and third fiscal quarters, while typically being the lowest at the end of the first quarter.

Non-GAAP Financial Measures:

Adjusted net earnings, EBITDA, and FIFO EBITDA are non-GAAP financial measures and are provided for informational purposes only. The Company believes these non-GAAP financial measures provide investors with helpful information to evaluate financial performance, perform comparisons from period to period, and to compare results against the Company’s industry peers. A non-GAAP financial measure is defined as a numerical measure of the Company’s financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated balance sheets and related condensed consolidated statements of net earnings, comprehensive income, stockholders’ equity and cash flows. The Company does not intend for this information to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Adjusted net earnings are calculated on a FIFO basis which excludes the impact from the application of LIFO. Set forth below is a reconciliation of reported net earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended
	June 29,	July 1,
	2024	2023
Earnings before income taxes, as reported	$16,501	$30,261
LIFO credit	(2,918)	(1,700)
Adjusted earnings before income taxes	13,583	28,561
Income taxes (1)	3,125	6,727
Adjusted net earnings	$10,458	$21,834

(1)

For the three months ended June 29, 2024 and July 1, 2023, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $3.8 million and $7.2 million, respectively, and applying the statutory tax rates of 24.5% and 24.9%, respectively, for each of the respective periods to the pre-tax LIFO credit.

The Company believes EBITDA is often a useful measure of a Company’s operating performance because EBITDA excludes charges for depreciation, amortization, non-cash lease expense, and interest expense as well as the Company’s provision for income tax expense. EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry. FIFO EBITDA also excludes non-cash charges related to the LIFO inventory valuation method. The Company’s revolving credit facility and term loan agreements use FIFO EBITDA in the financial covenants thereunder. Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended
	June 29,	July 1,
	2024	2023
Net earnings	$12,661	$23,111
Income tax expense	3,840	7,150
Interest expense, net of interest income	10,345	6,573
Depreciation and amortization (1)	12,446	12,603
Interest amortization (2)	(115)	(100)
EBITDA	39,177	49,337
LIFO credit	(2,918)	(1,700)
FIFO EBITDA	$36,259	$47,637

(1)	Includes non-cash lease expense consistent with financial covenant calculations.
(2)	Reconciling item needed to exclude debt issuance cost amortization from the amount shown for interest expense.

New Accounting Standards

Refer to Note 1, “Basis of Preparation and Presentation”, to the Condensed Consolidated Financial Statements contained herein.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. There were no material changes to the Company's critical accounting policies or estimates during the three months ended June 29, 2024.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seeks," "should," "likely," "targets," "may," "can" and variations thereof and similar expressions. Forward-looking statements are subject to known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. We believe important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. There have been no material changes to the Company’s exposure to market risk since March 31, 2024. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility, Amended Term Loan A-2 and note payable. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate lease obligations.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 29, 2024, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 13, “Legal Proceedings and Other Contingencies,” to the Condensed Consolidated Financial Statements contained herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report Form 10-K for the period ended March 31, 2024, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price			Maximum Number
	Shares Purchased		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
4/01/2024 –
4/30/2024	81,976	-	$ 56.37	-	81,976
05/01/2024 –
05/31/2024 (1)	13,428	-	$ 57.94	-	1,838
06/01/2024
06/30/2024	21,858	-	$ 56.61	-	21,858
Total	117,262	-	$ 56.60	-	105,672	400,605

(1)

Includes 11,590 shares that were purchased from the Seneca Foods Corporation Employees' Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended June 29, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

August 8, 2024

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

August 8, 2024