Form 10-Q
period 2024-09-28
Seneca Foods Corp
filed 2024-11-06
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 25, 2024 are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,257,248
Common Stock Class B, $0.25 Par	1,633,591

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited)

	September 28, 2024	September 30, 2023	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,545	$4,917	$4,483
Restricted cash	7,522	7,164	7,370
Accounts receivable, net of allowance for credit losses of $131, $61 and $53, respectively	108,533	128,380	79,767
Inventories	944,887	1,013,447	872,692
Refundable income taxes	4,370	960	-
Other current assets	3,110	2,643	2,703
Total current assets	1,077,967	1,157,511	967,015
Property, plant and equipment, net	325,860	305,856	305,016
Right-of-use assets operating, net	10,667	22,154	19,705
Right-of-use assets financing, net	16,209	26,578	20,386
Pension assets	52,066	58,506	52,442
Other assets	658	1,115	19,433
Total assets	$1,483,427	$1,571,720	$1,383,997

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$213,015	$321,579	$40,326
Note payable	-	-	8,926
Deferred revenue	10,060	14,637	8,185
Accrued vacation	11,844	11,295	11,632
Accrued payroll	19,725	22,446	15,845
Income taxes payable	5,900	-	2,648
Other accrued expenses	39,554	31,277	33,383
Current portion of long-term debt, finance and lease obligations	107,891	31,583	30,090
Total current liabilities	407,989	432,817	151,035
Long-term debt	406,612	492,685	585,786
Operating lease obligations	6,660	13,995	13,758
Financing lease obligations	9,973	14,202	12,259
Finance obligation	18,830	-	-
Deferred income tax liability, net	20,711	31,440	24,320
Other liabilities	13,710	3,356	13,946
Total liabilities	884,485	988,495	801,104
Commitments and contingencies
Stockholders' equity:
Preferred stock	351	351	351
Common stock	3,051	3,050	3,050
Additional paid-in capital	100,512	99,392	100,425
Treasury stock, at cost	(210,098)	(188,217)	(200,107)
Accumulated other comprehensive loss	(25,380)	(20,488)	(25,380)
Retained earnings	730,506	689,137	704,554
Total stockholders' equity	598,942	583,225	582,893
Total liabilities and stockholders’ equity	$1,483,427	$1,571,720	$1,383,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$425,465	$407,475	$730,192	$706,139

Costs and expenses:
Cost of products sold	382,594	349,357	644,630	592,732
Selling, general, and administrative expense	18,068	21,031	35,548	40,880
Plant restructuring	180	9	376	149
Other operating income, net	(56)	(1,346)	(484)	(1,543)
Total costs and expenses	400,786	369,051	680,070	632,218
Operating income	24,679	38,424	50,122	73,921
Other income and expenses:
Other non-operating income	(1,402)	(1,338)	(2,805)	(2,675)
Interest expense, net	9,013	7,185	19,358	13,758
Earnings before income taxes	17,068	32,577	33,569	62,838
Income taxes	3,765	7,798	7,605	14,948
Net earnings	$13,303	$24,779	$25,964	$47,890

Earnings per share:
Basic	$1.92	$3.32	$3.74	$6.36
Diluted	$1.90	$3.29	$3.70	$6.30

Weighted average common shares outstanding:
Basic	6,915	7,445	6,938	7,521
Diluted	6,982	7,512	7,005	7,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Comprehensive income:
Net earnings	$13,303	$24,779	$25,964	$47,890
Total	$13,303	$24,779	$25,964	$47,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net earnings	$25,964	$47,890
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	22,030	21,769
Non-cash lease expense	2,932	3,656
LIFO charge	12,059	7,616
Deferred income tax expense	(3,609)	(41)
Gain on the sale of assets	(332)	(1,785)
Stock-based compensation expense	81	169
Pension expense	376	798
Changes in operating assets and liabilities:
Accounts receivable	(28,766)	(31,279)
Inventories	(84,254)	(350,165)
Other assets	(498)	7
Accounts payable	172,689	252,347
Accrued expenses and other	8,314	16,723
Income taxes	(1,118)	6,016
Net cash provided by (used in) operating activities	125,868	(26,279)
Cash flows from investing activities:
Additions to property, plant and equipment	(17,657)	(26,452)
Proceeds from the sale of assets	407	7,566
Increase in non-current deposits	(2,666)	-
Net cash used in investing activities	(19,916)	(18,886)
Cash flows from financing activities:
Borrowings under revolving credit facility	231,744	370,528
Repayments under revolving credit facility	(322,548)	(416,255)
Borrowings under term loans, finance obligation and note payable	12,394	124,433
Payments on term loans	(9,500)	(9,500)
Payments on financing leases	(2,825)	(4,560)
Purchase of treasury stock	(9,991)	(19,644)
Dividends	(12)	(12)
Net cash (used in) provided by financing activities	(100,738)	44,990

Net increase (decrease) in cash, cash equivalents and restricted cash	5,214	(175)
Cash, cash equivalents and restricted cash, beginning of the period	11,853	12,256
Cash, cash equivalents and restricted cash, end of the period	$17,067	$12,081

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$19,780	$12,749
Cash paid for income taxes, net	$12,406	$8,481
Non-cash transactions:
Reduction of note payable and non-current deposits associated with finance obligation	$21,320	$-
Right-of-use assets obtained in exchange for lease obligations	$2,117	$4,136
Right-of-use assets derecognized upon early lease termination	$8,230	$2,298
Assets acquired from exercise of finance lease purchase options, net of accumulated depreciation	$1,739	$2,987
Property, plant and equipment purchased on account	$421	$934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings	Total
First Quarter FY 2024:
Balance, March 31, 2023	$351	$3,049	$99,152	$(168,573)	$(20,488)	$641,259	$554,750
Net earnings	-	-	-	-	-	23,111	23,111
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	72	-	-	-	72
Equity incentive program	-	-	80	-	-	-	80
Purchase treasury stock	-	-	-	(2,177)	-	-	(2,177)
Balance, July 1, 2023	$351	$3,049	$99,304	$(170,750)	$(20,488)	$664,358	$575,824

Second Quarter FY 2024:
Net earnings	-	-	-	-	-	24,779	24,779
Equity incentive program	-	1	88	-	-	-	89
Purchase treasury stock	-	-	-	(17,467)	-	-	(17,467)
Balance, September 30, 2023	$351	$3,050	$99,392	$(188,217)	$(20,488)	$689,137	$583,225

First Quarter FY 2025:
Balance, March 31, 2024	$351	$3,050	$100,425	$(200,107)	$(25,380)	$704,554	$582,893
Net earnings	-	-	-	-	-	12,661	12,661
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	7	-	-	-	7
Equity incentive program	-	-	37	-	-	-	37
Purchase treasury stock	-	-	-	(6,640)	-	-	(6,640)
Balance, June 29, 2024	$351	$3,050	$100,469	$(206,747)	$(25,380)	$717,203	$588,946

Second Quarter FY 2025:
Net earnings	-	-	-	-	-	13,303	13,303
Equity incentive program	-	1	43	-	-	-	44
Purchase treasury stock	-	-	-	(3,351)	-	-	(3,351)
Balance, September 28, 2024	$351	$3,051	$100,512	$(210,098)	$(25,380)	$730,506	$598,942

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
September 28, 2024	200,000	1,400,000	8,292	20,000,000	10,000,000
Shares outstanding:
September 28, 2024	200,000	807,240	8,292	5,256,808	1,633,631

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

Cash, Cash Equivalents and Restricted Cash — The following table reconciles cash, cash equivalents and restricted cash as reported on the condensed consolidated balance sheets to the total amounts shown in the Company’s condensed consolidated statements of cash flows (in thousands):

	As of:
	September 28,	September 30,	March 31,
	2024	2023	2024
Cash and cash equivalents	$9,545	$4,917	$4,483
Restricted cash	7,522	$7,164	7,370
Total cash, cash equivalents and restricted cash	$17,067	$12,081	$11,853

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Canned vegetables	$351,268	$328,586	$605,017	$579,536
Frozen vegetables	39,086	43,046	64,420	64,585
Fruit products	22,315	22,801	41,156	39,539
Snack products	4,038	4,256	6,903	7,354
Other	8,758	8,786	12,696	15,125
Total	$425,465	$407,475	$730,192	$706,139

As a result of certain contracts with customers, the Company has contract asset balances of $0.7 million, $0.5 million, and $0.4 million as of September 28, 2024, September 30, 2023, and March 31, 2024, respectively, which are recorded as part of other current assets on the condensed consolidated balance sheets. The Company has contract liabilities in the form of deferred revenue representing payments received from certain of its co-pack customers in advance of completion of the Company's respective performance obligations. The majority of the balance is comprised of prepaid case and labeling and storage services which have been collected from bill and hold sales, as well as amounts invoiced in accordance with the terms of a co-pack agreement.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The deferred revenue activity is shown in the following table (in thousands):

	Six Months Ended
	September 28,	September 30,
	2024	2023
Beginning balance	$8,185	$9,956
Deferral of revenue	9,994	13,871
Recognition of unearned revenue	(8,119)	(9,190)
Ending balance	$10,060	$14,637

3.	Earnings per Common Share

Earnings per share for the three and six months ended September 28, 2024 and September 30, 2023 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Basic
Net earnings	$13,303	$24,779	$25,964	$47,890
Deduct preferred stock dividends paid	-	6	12	12
Undistributed net earnings	13,303	24,773	25,952	47,878
Earnings attributable to participating preferred shareholders	16	28	31	53
Earnings attributable to common shareholders	$13,287	$24,745	$25,921	$47,825
Weighted average common shares outstanding	6,915	7,445	6,938	7,521
Basic earnings per common share	$1.92	$3.32	$3.74	$6.36

Diluted
Earnings attributable to common shareholders	$13,287	$24,745	$25,921	$47,825
Add dividends on convertible preferred stock	5	5	10	10
Earnings attributable to common stock on a diluted basis	$13,292	$24,750	$25,931	$47,835
Weighted average common shares outstanding - basic	6,915	7,445	6,938	7,521
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	6,982	7,512	7,005	7,588
Diluted earnings per common share	$1.90	$3.29	$3.70	$6.30

4.	Inventories

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

As of September 28, 2024, September 30, 2023, and March 31, 2024, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $336.8 million, $310.1 million, and $324.8 million, respectively. In order to state inventories at LIFO, the Company recorded an increase to cost of products sold of $15.0 million and $9.3 million for the three months ended September 28, 2024 and September 30, 2023, respectively, and an increase to cost of products sold of $12.1 million and $7.6 million for the six months ended September 28, 2024 and September 30, 2023, respectively.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The inventories by category and the impact of using the LIFO method are shown in the following table (in thousands):

	As of:
	September 28,	September 30,	March 31,
	2024	2023	2024
Finished products	$965,937	$988,307	$795,993
In process	110,904	87,463	125,027
Raw materials and supplies	204,887	247,733	276,454
	1,281,728	1,323,503	1,197,474
Less excess of FIFO cost over LIFO cost	336,841	310,056	324,782
Total inventories	$944,887	$1,013,447	$872,692

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	As of:
	September 28,	September 30,	March 31,
	2024	2023	2024
Land and land improvements	$50,679	$48,385	$49,627
Buildings and improvements	238,376	231,736	236,141
Machinery and equipment	498,540	440,206	457,433
Office equipment, furniture, vehicles and computer software	15,505	13,149	14,971
Construction in progress	9,499	23,575	14,450
Property, plant and equipment, cost	812,599	757,051	772,622
Less: accumulated depreciation	(486,739)	(451,195)	(467,606)
Property, plant and equipment, net	$325,860	$305,856	$305,016

Depreciation expense totaled $9.9 million and $9.3 million for the three months ended September 28, 2024 and September 30, 2023, respectively. For the six months ended September 28, 2024 and September 30, 2023, depreciation expense totaled $19.4 million and $18.1 million, respectively.

6.	Debt

Note Payable and Finance Obligation — During fiscal year 2024, the Company entered into an unsecured note payable with an individual lender for an interim financing arrangement associated with deposits paid to vendors for the installation of a new can manufacturing line located at one of the Company’s plant facilities. The note payable had a variable interest rate based upon the Secured Overnight Financing Rate (“SOFR”) plus 1.80% with interest payable monthly.

Subsequent to the final installation of the can manufacturing line in September 2024, the Company took title and recorded an addition to property, plant and equipment of $21.3 million and a corresponding reduction of the vendor deposits which were recorded within other assets on the condensed consolidated balance sheet. After taking title to the equipment, the Company and the lender entered into a financing agreement for the can manufacturing line which commenced in September 2024 and is recorded as a finance obligation. The finance obligation has a maturity date of September 14, 2031.  In connection with this transaction the note payable was cancelled.

Future minimum payments under the finance obligation noted above as of September 28, 2024 are as follows (in thousands):

Years ending March 31:
Balance of 2025	$2,047
2026	3,684
2027	3,684
2028	3,684
2029	3,684
2030 and thereafter	9,003
Total minimum payments required	25,786
Less interest	4,466
Total finance obligation	21,320
Amount due within one year	2,490
Finance obligation, less current portion	$18,830

As of September 28, 2024, the finance obligation had a remaining term of 6.9 years and a discount rate of 5.56%. No cash payments were made by the Company during the six month period ended September 28, 2024, and the fair value of the finance obligation approximated its carrying value as of September 28, 2024.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt is comprised of the following (in thousands):

	As of:
	September 28,	September 30,	March 31,
	2024	2023	2024
Revolving credit facility	$146,421	$134,757	$237,225

Term loans
Term Loan A-1
Outstanding principal	83,000	87,000	85,000
Unamortized debt issuance costs	(21)	(53)	(37)
Term Loan A-1, net	82,979	86,947	84,963

Term Loan A-2
Outstanding principal	276,000	291,000	283,500
Unamortized debt issuance costs	(788)	(1,019)	(902)
Term Loan A-2, net	275,212	289,981	282,598

Other	-	216	-
Total long-term debt	504,612	511,901	604,786
Less current portion	98,000	19,216	19,000
Long-term debt, less current portion	$406,612	$492,685	$585,786

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

Maximum borrowing availability under the Revolver totals $350.0 million from April through July and $400.0 million from August through March. In order to maintain availability of funds under the facility, the Company pays a commitment fee on the unused portion of the Revolver, which as of September 28, 2024 was $246.6 million. The Revolver balance is included in Long-Term Debt in the accompanying condensed consolidated balance sheets due to the Revolver’s March 24, 2026 maturity.

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes certain quantitative data for Revolver borrowings during fiscal year 2025 and fiscal year 2024 (in thousands):

	As of:
	September 28,	September 30,	March 31,
	2024	2023	2024
Outstanding borrowings	$146,421	$134,757	$237,225
Interest rate	6.76%	6.93%	6.93%

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Maximum amount of borrowings drawn during the period	$209,189	$134,757	$233,063	$180,785
Average outstanding borrowings	$172,039	$75,955	$194,398	$92,218
Weighted average interest rate	7.02%	6.95%	7.02%	6.67%

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

On May 23, 2023, the Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment which amends, restates and replaces in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continues all aspects of Term Loan A-1 as defined in the Agreement. As of September 28, 2024, the interest rate on Amended Term Loan A-2 was 7.11%.

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

As of September 28, 2024, the Company was in compliance with all covenants for its revolving credit facility and term loan agreements.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Standby Letters of Credit — The Company has standby letters of credit for certain insurance-related requirements. The majority of the Company’s standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On September 28, 2024, the Company had $7.0 million in outstanding standby letters of credit. These standby letters of credit are supported by the Company’s Revolver and reduce borrowings available under the Revolver.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Lease cost:
Amortization of right-of-use assets	$1,179	$1,644	$2,306	$3,484
Interest on lease obligations	207	199	361	422
Finance lease cost	1,386	1,843	2,667	3,906
Operating lease cost	1,442	1,809	3,274	4,158
Short-term lease cost	2,821	2,547	5,566	3,877
Total lease cost	$5,649	$6,199	$11,507	$11,941

Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases			$361	$422
Operating cash flows from operating leases			4,475	6,976
Financing cash flows from finance leases			2,825	4,560
			$7,661	$11,958

Right-of-use assets obtained in exchange for new finance lease obligations			$-	$73
Right-of-use assets obtained in exchange for new operating lease obligations			$2,117	$4,063
Right-of-use assets derecognized upon early termination of finance leases			$8	$530
Right-of-use assets derecognized upon early termination of operating leases			$8,222	$1,768
Weighted-average lease term (years):
Financing leases			4.1	4.5
Operating leases			4.3	4.7
Weighted-average discount rate (percentage):
Financing leases			4.0%	3.9%
Operating leases			4.9%	4.7%

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of September 28, 2024 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2025	$1,183	$2,180
2026	3,093	4,276
2027	2,103	3,218
2028	1,717	2,811
2029	1,150	1,659
2030 and thereafter	1,624	1,307
Total minimum payments required	10,870	15,451
Less interest	1,086	1,201
Present value of minimum lease payments	9,784	14,250
Amount due within one year	3,124	4,277
Long-term lease obligations	$6,660	$9,973

8.	Income Taxes

The Company’s effective tax rate was 22.7% and 23.8% for the six months ended September 28, 2024 and September 30, 2023, respectively. The effective tax rate decreased in the current six-month period as compared to the prior year six-month period driven by the impact of federal credits which reduced the effective rate by 1.1% and interest received on a federal income tax refund which reduced the effective tax rate by 0.4%. These decreases were partially offset by the impact of state rate changes driven by apportionment which increased the effective rate by 0.4%.

9.	Retirement Plans

The net periodic benefit cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Service cost including administrative expenses	$1,590	$1,737	$3,181	$3,473
Interest cost	2,941	2,818	5,883	5,636
Expected return on plan assets	(4,422)	(4,175)	(8,845)	(8,349)
Amortization of net loss	76	-	152	-
Amortization of prior service cost	3	19	5	38
Net periodic benefit cost	$188	$399	$376	$798

There were no pension contributions made during the six months ended September 28, 2024 and September 30, 2023.

10.	Stockholders’ Equity

During the six months ended September 28, 2024, the Company repurchased 173,379 shares of its Class A Common Stock at a cost of $10.0 million, which are included in treasury stock in the condensed consolidated balance sheets. During the six months ended September 30, 2023, the Company repurchased 386,681 shares of its Class A Common Stock at a cost of $19.6 million. The Company did not repurchase any of its Class B Common Stock in either six-month interim period. As of September 28, 2024, there are 5,318,797 shares or $210.1 million of repurchased stock being held as treasury stock. These shares are not considered outstanding and the Company accounts for treasury stock under the cost method.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	As of:
	September 28,	September 30,	March 31,
	2024	2023	2024
Carrying value	$504,612	$511,901	$604,786
Fair value	$501,239	$504,262	$599,408

12.	Segment Information

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

The Other category consists of the Company's non-food operations including revenue derived from the sale of cans, ends, seed, outside revenue from the Company's aircraft operations, and certain corporate items. These ancillary activities do not qualify as an operating segment and are not eligible for aggregation with one of the identified operating segments; therefore they are combined and presented within the “Other” category.

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes certain financial data for the Company’s reportable segments (in thousands):

	Three Months Ended September 28, 2024
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$390,354	$26,353	$8,758	$425,465	$-	$425,465
Earnings (loss) before income taxes	26,814	3,521	1,710	32,045	(14,977)	17,068
Total assets	1,696,199	120,530	3,539	1,820,268	(336,841)	1,483,427

	Three Months Ended September 30, 2023
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$371,632	$27,057	$8,786	$407,475	$-	$407,475
Earnings (loss) before income taxes	38,433	1,997	1,463	41,893	(9,316)	32,577
Total assets	1,758,522	119,931	3,323	1,881,776	(310,056)	1,571,720

	Six Months Ended September 28, 2024
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$669,437	$48,059	$12,696	$730,192	$-	$730,192
Earnings (loss) before income taxes	38,156	5,523	1,949	45,628	(12,059)	33,569
Total assets	1,696,199	120,530	3,539	1,820,268	(336,841)	1,483,427

	Six Months Ended September 30, 2023
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$644,121	$46,893	$15,125	$706,139	$-	$706,139
Earnings (loss) before income taxes	63,505	2,196	4,753	70,454	(7,616)	62,838
Total assets	1,758,522	119,931	3,323	1,881,776	(310,056)	1,571,720

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seneca Foods Corporation is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. Our product offerings include canned, frozen and jarred produce, and snack chips that are sold under private label as well as national and regional brands that the Company owns or licenses, including Seneca®, Libby’s®, Green Giant®, Aunt Nellie’s®, Cherryman®, Green Valley® and READ®. Our products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. We also sell products to foodservice distributors, restaurant chains, industrial markets, other food processors, export customers in approximately 55 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

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

We experienced material cost increases to various production inputs during the last several years due to a number of factors, including but not limited to, supply chain disruptions, steel supply and pricing, raw material shortages, labor shortages, and the conflicts between Russia and Ukraine. While we have no direct exposure to this foreign conflict, it had a negative impact on the global economy which increased certain of our input costs. While certain of the factors mentioned above have started to ease and stabilize during the current six-month interim period, our costs remain elevated as compared to historical levels.

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

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Canned vegetables	$351,268	$328,586	$605,017	$579,536
Frozen vegetables	39,086	43,046	64,420	64,585
Fruit products	22,315	22,801	41,156	39,539
Snack products	4,038	4,256	6,903	7,354
Other	8,758	8,786	12,696	15,125
Total	$425,465	$407,475	$730,192	$706,139

Three Months Ended September 28, 2024 and September 30, 2023

Net sales totaled $425.5 million for the three months ended September 28, 2024 as compared with $407.5 million for the three months ended September 30, 2023. The overall net sales increase of $18.0 million, or 4.4%, was due to higher sales volumes contributing favorability of $8.5 million, coupled with product mix and increased selling prices which had a favorable impact of $9.5 million as compared to the prior year three-month interim period.

Net sales of canned vegetables and frozen vegetables increased by a combined $18.7 million over the prior year quarter. The categories were impacted by overall higher demand, complemented by increased pricing and favorable product mix. Net sales in the fruit products and snack products categories remained relatively consistent with the prior year quarter with a nominal combined $0.7 million decrease. Net sales attributable to the other category also remained flat as compared to the prior year quarter for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Six Months Ended September 28, 2024 and September 30, 2023

Net sales totaled $730.2 million for the six months ended September 28, 2024 as compared with $706.1 million for the six months ended September 30, 2023. The overall net sales increase of $24.1 million, or 3.4%, was due to higher sales volumes contributing favorability of $20.0 million, coupled with product mix and increased selling prices which had a favorable impact of $4.1 million as compared to the prior year six-month interim period.

Net sales of canned vegetables increased $25.4 million over the prior year six-month interim period primarily driven by increased demand, combined with favorability from product mix and increased pricing for this category. Net sales of frozen vegetables remained flat as compared to the prior year six-month period. Fruit products increased over the prior year six-month interim period by $1.6 million, primarily due to increased pricing. Net sales in the snack products category remained relatively consistent year-over-year with a slight decrease of $0.5 million. The remaining net sales decrease of $2.4 million, driven by lower demand as compared to the prior year six-month period, was contributed by non-food packaging sales related to the sale of seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales (percentages shown as absolute values):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Gross margin	10.1%	14.3%	11.7%	16.1%
Selling, general, and administrative expense	4.2%	5.2%	4.9%	5.8%
Restructuring	0.0%	0.0%	0.1%	0.0%
Other operating income, net	0.0%	0.3%	0.1%	0.2%
Operating income	5.8%	9.4%	6.9%	10.5%
Other non-operating income	0.3%	0.3%	0.4%	0.4%
Interest expense, net	2.1%	1.8%	2.7%	1.9%
Income taxes	0.9%	1.9%	1.0%	2.1%

Three Months Ended September 28, 2024 and September 30, 2023

Gross Margin: Gross margin for the three months ended September 28, 2024 was 10.1% as compared to 14.3% for the three months ended September 30, 2023. The decrease in gross margin for the three months ended September 28, 2024 was mainly due to continued elevated costs. Refer to the section above for additional discussion regarding business trends. The Company’s LIFO charge for the three months ended September 28, 2024 was $15.0 million as compared to a LIFO charge of $9.3 million for the three months ended September 30, 2023. The LIFO charge amounts have the impact of increasing cost of products sold.

Selling, General, and Administrative: Selling, general and administrative expense for the three months ended September 28, 2024 decreased $3.0 million from the three months ended September 30, 2023. Selling, general, and administrative expense as a percentage of net sales for the three months ended September 28, 2024, was 4.2% as compared with 5.2% for the prior year quarter. The decrease in selling, general, and administrative expense as a percentage of net sales was mainly due to the increase in net sales and the fixed nature of certain expenses.

Restructuring: The Company incurred minimal restructuring charges during the three months ended September 28, 2024, attributable to equipment moves for the Northeast trucking fleet which ceased operations in the previous fiscal year. During the three months ended September 30, 2023, the Company incurred restructuring charges primarily due to equipment moves from ceasing production of green beans at a plant in the Northeast in the previous fiscal year.

Other Operating Income, net: The Company had net other operating income of $0.1 million during the three months ended September 28, 2024, which was driven primarily by the sale of a small portion of land in the Midwest. During the three months ended September 30, 2023, the Company had net other operating income of $1.3 million, which was driven primarily by the sale of non-operational assets in the Pacific Northwest.

Non-Operating Income (Expense):

Other Non-Operating Income: Other non-operating income totaled $1.4 million and $1.3 million for the three months ended September 28, 2024, and September 30, 2023, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 2.1% for the three months ended September 28, 2024, as compared to 1.8% for the three months ended September 30, 2023. Interest expense increased from $7.2 million in the prior year quarter to $9.0 million for the current quarter as a result of higher interest rates and increased borrowings under the Company’s revolving credit facility as compared to the prior year quarter.

Six Months Ended September 28, 2024 and September 30, 2023

Gross Margin: Gross margin for the six months ended September 28, 2024 was 11.7% as compared to 16.1% for the six months ended September 30, 2023. The decrease in gross margin for the six months ended September 28, 2024 was mainly due to continued elevated costs. Refer to the section above for additional discussion regarding business trends. The Company’s LIFO charge for the six months ended September 28, 2024 was $12.1 million as compared to a LIFO charge of $7.6 million for the six months ended September 30, 2023. The LIFO charge amounts have the impact of increasing cost of products sold.

Selling, General, and Administrative: Selling, general and administrative expense for the six months ended September 28, 2024 decreased $5.3 million from the six months ended September 30, 2023. Selling, general, and administrative expense as a percentage of net sales for the six months ended September 28, 2024, was 4.9% as compared with 5.8% for the prior year six-month interim period. The decrease in selling, general, and administrative expense as a percentage of net sales was mainly due to the increase in net sales and the fixed nature of certain expenses.

Restructuring: The Company incurred minimal restructuring charges during the six months ended September 28, 2024, attributable to equipment moves for the Northeast trucking fleet which ceased operations in the previous fiscal year. During the six months ended September 30, 2023, the Company incurred restructuring charges primarily due to equipment moves from ceasing production of green beans at a plant in the Northeast in the previous fiscal year.

Other Operating Income, net: The Company had net other operating income of $0.5 million during the six months ended September 28, 2024, which was driven primarily by the sale of a small portion of land in the Midwest. During the six months ended September 30, 2023, the Company had net other operating income of $1.5 million, which was driven primarily by the sale of non-operational assets in the Pacific Northwest.

Non-Operating Income (Expense):

Other Non-Operating Income: Other non-operating income totaled $2.8 million and $2.7 million for the six months ended September 28, 2024, and September 30, 2023, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 2.7% for the six months ended September 28, 2024, as compared to 1.9% for the six months ended September 30, 2023. Interest expense increased from $13.8 million in the prior year six-month interim period to $19.4 million for the current six-month interim period as a result of higher interest rates and increased borrowings under the Company’s revolving credit facility as compared to the prior year. Additionally, the six months ended September 30, 2023 did not have Term Loan A-2 outstanding for the entire period which contributed to a lower interest expense amount for that prior year interim period.

Income Taxes:

The Company’s effective tax rate was 22.7% and 23.8% for the six months ended September 28, 2024 and September 30, 2023, respectively. The effective tax rate decreased in the current six-month period as compared to the prior year six-month period driven by the impact of federal credits which reduced the effective rate by 1.1% and interest received on a federal income tax refund which reduced the effective tax rate by 0.4%. These decreases were partially offset by the impact of state rate changes driven by apportionment which increased the effective rate by 0.4%.

Liquidity and Capital Resources

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	September 28,	September 30,	March 31,	March 31,
	2024	2023	2024	2023
Working capital:
Balance	$669,978	$724,694	$815,980	$637,851
Change in quarter	$(36,194)	$86,958
Current portion of long-term debt, finance and lease obligations	$107,891	$31,583	$30,090	$25,792
Long-term debt	$406,612	$492,685	$585,786	$432,695
Operating lease obligations	$6,660	$13,995	$13,758	$16,675
Financing lease obligations	$9,973	$14,202	$12,259	$17,293
Finance obligation	$18,830	$-	$-	$-
Total stockholders' equity per equivalent common share (1)	$85.98	$79.55	$81.69	$71.95
Stockholders' equity per common share	$86.87	$80.34	$82.51	$72.61
Current ratio	2.64	2.67	6.40	5.08

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

During the current fiscal year, the Company has experienced an easing of working capital needs driven by the factors previously mentioned. However, adverse weather conditions during the planting and harvesting seasons have had a notable impact, especially in the upper Midwest where the Company has its primary growing region. Reduced growing conditions and crop yields resulted in a seasonal pack that is lower than originally planned. This in turn has resulted in a higher-cost seasonal pack on a per unit basis as of the six months ended September 28, 2024; however the overall costs from a cash requirements perspective are favorable as compared to the preceding fiscal years.

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

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 28, 2024	September 30, 2023
Cash provided by (used in) operating activities	$125,868	$(26,279)
Cash used in investing activities	(19,916)	(18,886)
Cash (used in) provided by financing activities	(100,738)	44,990
Net increase (decrease) in cash, cash equivalents and restricted cash	5,214	(175)
Cash, cash equivalents and restricted cash, beginning of period	11,853	12,256
Cash, cash equivalents and restricted cash, end of period	$17,067	$12,081

Net Cash Provided by (Used in) Operating Activities: For the six months ended September 28, 2024, cash provided by operating activities was $125.9 million, which consisted of $66.4 million from changes in operating assets and liabilities, coupled with net earnings of $26.0 million and non-cash charges of $33.5 million. The non-cash charges were driven by $22.0 million of depreciation and amortization, $2.9 million of non-cash lease expense, and a $12.1 million LIFO charge. The change in operating assets and liabilities was largely due to working capital needs as the six-month period covered the primary seasonal pack harvest months. Cash utilized for inventories and higher accounts payable activity were the main drivers, although the use of cash for these items was lower than in the prior year six-month interim period resulting from factors discussed above within the material cash requirements section.

For the six months ended September 30, 2023, cash used in operating activities was $26.3 million, which consisted of net earnings of $47.9 million, adjusted by non-cash charges of $32.2 million, partially offset by operating assets and liabilities using cash of $106.4 million. The non-cash charges were largely driven by $21.8 million of depreciation and amortization, $3.7 million of non-cash lease expense, and a $7.6 million LIFO charge. The change in operating assets and liabilities was due to inventories being a use of cash as the six-month period covered the primary seasonal pack harvest months, in addition to material cost inflation to various production inputs.

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

Net Cash Used in Investing Activities: Net cash used in investing activities was $19.9 million for the six months ended September 28, 2024, and consisted of cash used for capital expenditures of $17.6 million and $2.7 million paid as deposits to vendors for the installation of a new can manufacturing line. Offsetting those amounts, the Company received proceeds from the sale of assets totaling $0.4 million.

Net cash used in investing activities was $18.9 million for the six months ended September 30, 2023, and consisted of cash used for capital expenditures of $26.5 million partially offset by proceeds from the sale of assets totaling $7.6 million.

Net Cash (Used in) Provided by Financing Activities: Net cash used in financing activities was $100.7 million for the six months ended September 28, 2024, driven primarily by a net paydown on the Company’s revolving credit facility of $90.8 million and term loan payments of $9.5 million during the six-month interim period. Offsetting the outflows was a $12.4 million increase in the note payable borrowings associated with the Company’s new can manufacturing line. Additionally, the Company used cash of $10.0 million to purchase treasury stock and made payments of $2.8 million on financing leases.

Net cash provided by financing activities was $45.0 million for the six months ended September 30, 2023, driven primarily by a net paydown on the Company’s revolving credit facility of $45.7 million and term loan payments of $9.5 million. That activity was offset by the Company receiving proceeds of $124.4 million from a new term loan during the six-month interim period. Additionally, the Company used cash of $19.6 million to purchase treasury stock and made payments of $4.6 million on financing leases, which partially offset the increased cash provided.

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

Adjusted net earnings are calculated on a FIFO basis which excludes the impact from the application of LIFO. Set forth below is a reconciliation of reported net earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Earnings before income taxes, as reported	$17,068	$32,577	$33,569	$62,838
LIFO charge	14,977	9,316	12,059	7,616
Adjusted earnings before income taxes	32,045	41,893	45,628	70,454
Income taxes (1)	7,434	10,118	10,559	16,844
Adjusted net earnings	$24,611	$31,775	$35,069	$53,610

(1)

For the three months ended September 28, 2024 and September 30, 2023, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $3.8 million and $7.8 million, respectively, and applying the statutory tax rates of 24.5% and 24.9%, respectively, for each of the respective periods to the pre-tax LIFO charge.

For the six months ended September 28, 2024 and September 30, 2023, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $7.6 million and $14.9 million, respectively, and applying the statutory tax rates of 24.5% and 24.9%, respectively, for each of the respective periods to the pre-tax LIFO charge.

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

Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net earnings	$13,303	$24,779	$25,964	$47,890
Income taxes	3,765	7,798	7,605	14,948
Interest expense, net of interest income	9,013	7,185	19,358	13,758
Depreciation and amortization (1)	12,516	12,822	24,962	25,425
Interest amortization (2)	(116)	(114)	(231)	(214)
EBITDA	38,481	52,470	77,658	101,807
LIFO charge	14,977	9,316	12,059	7,616
FIFO EBITDA	$53,458	$61,786	$89,717	$109,423

(1)	Includes non-cash lease expense consistent with financial covenant calculations.
(2)	Reconciling item needed to exclude debt issuance cost amortization from the amount shown for interest expense.

New Accounting Standards

Refer to Note 1, “Basis of Preparation and Presentation”, to the Condensed Consolidated Financial Statements contained herein.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. There were no material changes to the Company's critical accounting policies or estimates during the six months ended September 28, 2024.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 28, 2024, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares	Maximum Number (or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
07/01/2024 –
07/31/2024 (1)	10,940	-	$59.90	-	-
08/01/2024 –
08/31/2024	17,864	-	$58.33	-	17,864
09/01/2024 –
09/30/2024 (2)	27,313	-	$60.49	-	15,863
Total	56,117	-	$59.69	-	33,727	361,878

(1)

Includes 10,940 shares that were purchased from the Seneca Foods Corporation Employees' Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

(2)

Includes 11,450 shares that were purchased from the Seneca Foods Corporation Employees' Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended September 28, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

November 6, 2024

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

November 6, 2024