Form 10-Q
period 2024-12-28
Seneca Foods Corp
filed 2025-02-06
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of January 24, 2025 are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,252,348
Common Stock Class B, $0.25 Par	1,627,391

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 28, 2024	December 30, 2023	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,306	$7,168	$4,483
Restricted cash	7,605	7,251	7,370
Accounts receivable, net of allowance for credit losses of $75, $51 and $53, respectively	70,829	89,928	79,767
Inventories	735,682	968,889	872,692
Refundable income taxes	360	1,153	-
Other current assets	3,321	3,906	2,703
Total current assets	823,103	1,078,295	967,015
Property, plant and equipment, net	324,305	307,714	305,016
Right-of-use assets operating, net	9,892	20,538	19,705
Right-of-use assets financing, net	14,128	23,146	20,386
Pension assets	52,403	59,003	52,442
Other assets	2,084	841	19,433
Total assets	$1,225,915	$1,489,537	$1,383,997

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,791	$125,182	$40,326
Note payable	-	-	8,926
Deferred revenue	6,982	8,708	8,185
Accrued vacation	11,567	10,997	11,632
Accrued payroll	7,125	13,083	15,845
Income taxes payable	4,101	5,967	2,648
Other accrued expenses	36,730	29,530	33,383
Current portion of long-term debt, finance and lease obligations	106,569	30,582	30,090
Total current liabilities	243,865	224,049	151,035
Long-term debt	298,703	611,349	585,786
Operating lease obligations	6,541	13,617	13,758
Financing lease obligations	9,210	13,102	12,259
Finance obligation	17,870	-	-
Deferred income tax liability, net	23,154	30,820	24,320
Other liabilities	13,750	3,162	13,946
Total liabilities	613,093	896,099	801,104
Commitments and contingencies
Stockholders' equity:
Preferred stock	346	351	351
Common stock	3,051	3,050	3,050
Additional paid-in capital	100,563	99,430	100,425
Treasury stock, at cost	(210,912)	(195,706)	(200,107)
Accumulated other comprehensive loss	(25,380)	(20,488)	(25,380)
Retained earnings	745,154	706,801	704,554
Total stockholders' equity	612,822	593,438	582,893
Total liabilities and stockholders’ equity	$1,225,915	$1,489,537	$1,383,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net sales	$502,856	$444,481	$1,233,048	$1,150,620

Costs and expenses:
Cost of products sold	453,746	390,448	1,098,376	983,180
Selling, general, and administrative expense	22,666	22,921	58,214	63,801
Plant restructuring	(57)	(42)	319	107
Other operating expense (income), net	841	392	357	(1,151)
Total costs and expenses	477,196	413,719	1,157,266	1,045,937
Operating income	25,660	30,762	75,782	104,683
Other income and expenses:
Other non-operating income	(1,529)	(1,825)	(4,334)	(4,500)
Interest expense, net	7,841	9,388	27,199	23,146
Earnings before income taxes	19,348	23,199	52,917	86,037
Income taxes	4,689	5,524	12,294	20,472
Net earnings	$14,659	$17,675	$40,623	$65,565

Earnings per share:
Basic	$2.12	$2.47	$5.86	$8.86
Diluted	$2.10	$2.45	$5.81	$8.78

Weighted average common shares outstanding:
Basic	6,887	7,131	6,921	7,391
Diluted	6,954	7,198	6,988	7,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Comprehensive income:
Net earnings	$14,659	$17,675	$40,623	$65,565
Total	$14,659	$17,675	$40,623	$65,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net earnings	$40,623	$65,565
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	33,556	32,724
Non-cash lease expense	4,017	5,346
LIFO charge	22,978	19,643
Deferred income tax expense	(1,166)	(661)
Loss (gain) on the sale of assets	646	(1,843)
Stock-based compensation expense	127	207
Pension expense	20	300
Changes in operating assets and liabilities:
Accounts receivable	8,938	7,173
Inventories	114,032	(317,634)
Other assets	(735)	(1,112)
Accounts payable	30,465	55,950
Accrued expenses and other	(10,994)	(5,574)
Income taxes	1,093	11,790
Net cash provided by (used in) operating activities	243,600	(128,126)
Cash flows from investing activities:
Additions to property, plant and equipment	(26,731)	(31,843)
Proceeds from the sale of assets	519	7,987
Increase in non-current deposits	(2,666)	-
Net cash used in investing activities	(28,878)	(23,856)
Cash flows from financing activities:
Borrowings under revolving credit facility	414,302	657,476
Repayments under revolving credit facility	(609,331)	(579,966)
Borrowings under term loans, finance obligation and note payable	12,394	124,433
Payments on term loans and finance obligation	(14,877)	(14,252)
Payments on financing leases	(3,800)	(6,401)
Purchase of treasury stock	(10,805)	(27,133)
Payment of debt issuance costs	(1,535)	-
Dividends	(12)	(12)
Net cash (used in) provided by financing activities	(213,664)	154,145

Net increase in cash, cash equivalents and restricted cash	1,058	2,163
Cash, cash equivalents and restricted cash, beginning of the period	11,853	12,256
Cash, cash equivalents and restricted cash, end of the period	$12,911	$14,419

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$28,326	$22,112
Cash paid for income taxes, net	$12,424	$8,791
Non-cash transactions:
Exchange of note payable for finance obligation and non-current deposits for property, plant and equipment	$21,320	$-
Right-of-use assets obtained in exchange for lease obligations	$2,389	$4,268
Right-of-use assets derecognized upon early lease termination	$8,116	$2,392
Assets acquired from exercise of finance lease purchase options, net of accumulated depreciation	$2,965	$5,183
Property, plant and equipment purchased on account	$700	$95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings	Total
First Quarter FY 2024:
Balance, March 31, 2023	$351	$3,049	$99,152	$(168,573)	$(20,488)	$641,259	$554,750
Net earnings	-	-	-	-	-	23,111	23,111
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	72	-	-	-	72
Equity incentive program	-	-	80	-	-	-	80
Purchase treasury stock	-	-	-	(2,177)	-	-	(2,177)
Balance, July 1, 2023	$351	$3,049	$99,304	$(170,750)	$(20,488)	$664,358	$575,824

Second Quarter FY 2024:
Net earnings	-	-	-	-	-	24,779	24,779
Equity incentive program	-	1	88	-	-	-	89
Purchase treasury stock	-	-	-	(17,467)	-	-	(17,467)
Balance, September 30, 2023	$351	$3,050	$99,392	$(188,217)	$(20,488)	$689,137	$583,225

Third Quarter FY 2024:
Net earnings	-	-	-	-	-	17,675	17,675
Cash dividends declared on preferred stock	-	-	-	-	-	(11)	(11)
Equity incentive program	-	-	38	-	-	-	38
Purchase treasury stock	-	-	-	(7,489)	-	-	(7,489)
Balance, December 30, 2023	$351	$3,050	$99,430	$(195,706)	$(20,488)	$706,801	$593,438

First Quarter FY 2025:
Balance, March 31, 2024	$351	$3,050	$100,425	$(200,107)	$(25,380)	$704,554	$582,893
Net earnings	-	-	-	-	-	12,661	12,661
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	7	-	-	-	7
Equity incentive program	-	-	37	-	-	-	37
Purchase treasury stock	-	-	-	(6,640)	-	-	(6,640)
Balance, June 29, 2024	$351	$3,050	$100,469	$(206,747)	$(25,380)	$717,203	$588,946

Second Quarter FY 2025:
Net earnings	-	-	-	-	-	13,303	13,303
Equity incentive program	-	1	43	-	-	-	44
Purchase treasury stock	-	-	-	(3,351)	-	-	(3,351)
Balance, September 28, 2024	$351	$3,051	$100,512	$(210,098)	$(25,380)	$730,506	$598,942

Third Quarter FY 2025:
Net earnings	-	-	-	-	-	14,659	14,659
Cash dividends declared on preferred stock	-	-	-	-	-	(11)	(11)
Equity incentive program	-	-	46	-	-	-	46
Preferred stock conversion	(5)	-	5	-	-	-	-
Purchase treasury stock	-	-	-	(814)	-	-	(814)
Balance, December 28, 2024	$346	$3,051	$100,563	$(210,912)	$(25,380)	$745,154	$612,822

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
December 28, 2024	200,000	1,400,000	7,891	20,000,000	10,000,000
Shares outstanding:
December 28, 2024	200,000	807,240	7,891	5,246,148	1,633,591

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. A summary of significant accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 that was filed with the SEC on June 13, 2024.

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

Cash, Cash Equivalents and Restricted Cash — The following table reconciles cash, cash equivalents and restricted cash as reported on the condensed consolidated balance sheets to the total amounts shown in the Company’s condensed consolidated statements of cash flows (in thousands):

	As of:
	December 28,	December 30,	March 31,
	2024	2023	2024
Cash and cash equivalents	$5,306	$7,168	$4,483
Restricted cash	7,605	7,251	7,370
Total cash, cash equivalents and restricted cash	$12,911	$14,419	$11,853

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements — In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2027, and is in the process of analyzing the impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2025, and is in the process of analyzing the impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update is effective for annual periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company will adopt this pronouncement when it becomes effective for the fiscal year ending March 31, 2025 annual reporting. Other than the new disclosure requirements, the adoption will not have a significant impact on the Company’s consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either not applicable or were related to technical amendments or codification.

Subsequent Events — The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying condensed consolidated financial statements. On February 3, 2025, the Company received approval from the City of Rochester, Minnesota for the sale of land to the city at a selling price of $5.0 million, net of applicable closing costs. The land has a carrying value of $0.6 million. The transaction is expected to close during the fourth quarter of the Company’s current fiscal year.

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

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Canned vegetables	$426,225	$372,690	$1,031,242	$952,226
Frozen vegetables	26,945	27,454	91,365	92,039
Fruit products	35,477	32,022	76,633	71,561
Snack products	4,700	3,463	11,603	10,817
Other	9,509	8,852	22,205	23,977
Total	$502,856	$444,481	$1,233,048	$1,150,620

As a result of certain contracts with customers, the Company has contract asset balances of $0.9 million, $0.5 million, and $0.4 million as of December 28, 2024, December 30, 2023, and March 31, 2024, respectively, which are recorded as part of other current assets on the condensed consolidated balance sheets. The Company has contract liabilities in the form of deferred revenue representing payments received from certain of its co-pack customers in advance of completion of the Company's respective performance obligations. The majority of the balance is comprised of prepaid case and labeling and storage services which have been collected from bill and hold sales, as well as amounts invoiced in accordance with the terms of a co-pack agreement.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The deferred revenue activity is shown in the following table (in thousands):

	Nine Months Ended
	December 28,	December 30,
	2024	2023
Beginning balance	$8,185	$9,956
Deferral of revenue	10,895	16,231
Recognition of unearned revenue	(12,098)	(13,557)
Settlement of liability (1)	-	(3,922)
Ending balance	$6,982	$8,708

(1)	Represents settlement of a portion of the deferred revenue liability in connection with the asset acquisition discussed in Note 14.

3.	Earnings per Common Share

Earnings per share for the three and nine months ended December 28, 2024 and December 30, 2023 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Basic
Net earnings	$14,659	$17,675	$40,623	$65,565
Deduct preferred stock dividends	11	6	23	17
Undistributed net earnings	14,648	17,669	40,600	65,548
Earnings attributable to participating preferred shareholders	17	21	48	73
Earnings attributable to common shareholders	$14,631	$17,648	$40,552	$65,475
Weighted average common shares outstanding	6,887	7,131	6,921	7,391
Basic earnings per common share	$2.12	$2.47	$5.86	$8.86

Diluted
Earnings attributable to common shareholders	$14,631	$17,648	$40,552	$65,475
Add dividends on convertible preferred stock	5	5	15	15
Earnings attributable to common stock on a diluted basis	$14,636	$17,653	$40,567	$65,490
Weighted average common shares outstanding - basic	6,887	7,131	6,921	7,391
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	6,954	7,198	6,988	7,458
Diluted earnings per common share	$2.10	$2.45	$5.81	$8.78

4.	Inventories

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 28, 2024, December 30, 2023, and March 31, 2024, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $347.8 million, $322.1 million, and $324.8 million, respectively. In order to state inventories at LIFO, the Company recorded an increase to cost of products sold of $10.9 million and $12.0 million for the three months ended December 28, 2024 and December 30, 2023, respectively, and an increase to cost of products sold of $23.0 million and $19.6 million for the nine months ended December 28, 2024 and December 30, 2023, respectively.

The inventories by category and the impact of using the LIFO method are shown in the following table (in thousands):

	As of:
	December 28,	December 30,	March 31,
	2024	2023	2024
Finished products	$794,430	$912,430	$795,993
Work in process	118,381	111,939	125,027
Raw materials and supplies	170,631	266,603	276,454
	1,083,442	1,290,972	1,197,474
Less: excess of FIFO cost over LIFO cost	(347,760)	(322,083)	(324,782)
Total inventories	$735,682	$968,889	$872,692

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

		As of:
	December 28,	December 30,	March 31,
	2024	2023	2024
Land and land improvements	$51,881	$48,401	$49,627
Buildings and improvements	238,380	233,255	236,141
Machinery and equipment	502,553	444,709	457,433
Office equipment, furniture, vehicles and computer software	15,555	13,934	14,971
Construction in progress	12,844	27,703	14,450
Property, plant and equipment, cost	821,213	768,002	772,622
Less: accumulated depreciation	(496,908)	(460,288)	(467,606)
Property, plant and equipment, net	$324,305	$307,714	$305,016

Depreciation expense totaled $10.5 million and $9.3 million for the three months ended December 28, 2024 and December 30, 2023, respectively. For the nine months ended December 28, 2024 and December 30, 2023, depreciation expense totaled $29.9 million and $27.4 million, respectively.

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

Subsequent to the final installation of the can manufacturing line in September 2024, the Company took title and recorded an addition to property, plant and equipment of $21.3 million and a corresponding reduction of the vendor deposits which were recorded within other assets on the condensed consolidated balance sheet. After taking title to the equipment, the Company and the lender entered into a financing agreement for the can manufacturing line which commenced in September 2024 and is recorded as a finance obligation in the accompanying condensed consolidated balance sheets. The finance obligation has a maturity date of September 14, 2031. In connection with this transaction the note payable was cancelled.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum payments under the finance obligation noted above as of December 28, 2024 are as follows (in thousands):

Years ending March 31:
Balance of 2025	$614
2026	3,684
2027	3,684
2028	3,684
2029	3,684
2030 and thereafter	9,208
Total minimum payment required	24,558
Less interest	4,077
Total finance obligation	20,481
Amount due within one year	2,611
Finance obligation, less current portion	$17,870

As of December 28, 2024, the finance obligation had a remaining term of 6.7 years and a fixed interest rate of 5.56%. Cash payments of $0.6 million were made by the Company during the nine months ended December 28, 2024.

Long-term debt is comprised of the following (in thousands):

	As of:
	December 28,	December 30,	March 31,
	2024	2023	2024
Revolving credit facility	$42,196	$258,108	$237,225

Term loans
Term Loan A-1
Outstanding principal	82,000	86,000	85,000
Unamortized debt issuance costs	(12)	(45)	(37)
Term Loan A-1, net	81,988	85,955	84,963

Term Loan A-2
Outstanding principal	272,250	287,250	283,500
Unamortized debt issuance costs	(731)	(964)	(902)
Term Loan A-2, net	271,519	286,286	282,598

Other	-	214	-
Total long-term debt	395,703	630,563	604,786
Less current portion	97,000	19,214	19,000
Long-term debt, less current portion	$298,703	$611,349	$585,786

Revolving Credit Facility — On December 23, 2024, the Company entered into a Loan and Security Agreement (the “Agreement”), with Wells Fargo Bank, National Association as agent for the various lenders of a senior revolving credit facility of up to $450 million that is seasonally adjusted to a maximum of $400 million during the months of April through July (the “Revolver”).

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolver contains customary affirmative and negative covenants, including covenants that restrict the Company’s ability to incur additional indebtedness, incur liens, pay dividends on the Company’s capital stock, make other restricted payments, including investments, transfer all or substantially all of the Company’s assets, enter into consolidations or mergers, and enter into transactions with affiliates. The Revolver also requires the Company to meet a financial covenant related to a minimum fixed charge coverage ratio if (a) an event of default under the Agreement has occurred or (b) availability under the Credit Facility is less than the greater of (i) 10% of the commitments then in effect and (ii) $30.0 million.

The interest rate benchmark for borrowings under the Revolver is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined in the Agreement. In order to maintain availability of funds under the revolving credit facility, the Company pays a commitment fee on the unused portion of the Revolver. As of December 28, 2024, the unused portion of the Revolver was $400.8 million. The Revolver has a five-year term and matures on December 24, 2029. Accordingly, the Revolver balance is included in Long-Term Debt in the accompanying condensed consolidated balance sheets.

The Agreement refinanced and replaced in its entirety the Fourth Amended and Restated Loan and Security Agreement dated as of March 24, 2021, as amended from time to time, with Bank of America, N.A. as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (the “2021 Agreement”). The Agreement maintains many of the key characteristics of the 2021 Agreement including the variable interest rate based on SOFR plus an applicable margin, type of collateral, borrowing base requirements and financial covenant calculation, if applicable.

In connection with the Revolver refinance, certain lenders exited the syndicate and were replaced by new syndicate members. The portion of the transaction in which certain lenders exited was accounted for as an extinguishment resulting in the write-off of an immaterial amount of unamortized deferred costs. The portion of the transaction comprised of lenders that remained in the syndicate was accounted for as a modification, resulting in the Company continuing to defer the remaining unamortized costs over the term of the Revolver. Additionally, the Company incurred approximately $1.5 million of new debt issuance costs which will be deferred over the term of the Revolver and amortized on a straight-line basis. On the closing date, a repayment of $70.0 million was made to satisfy the outstanding revolving credit facility obligations immediately prior to the refinance transaction, and a corresponding Revolver borrowing of the same amount was drawn to fund the payment. The condensed consolidated statement of cash flows reflects the payment of debt issuance costs and the gross repayment and borrowing amounts for the Revolver within financing activities.

The following table summarizes certain quantitative data for Revolver borrowings during fiscal year 2025 and fiscal year 2024 (in thousands):

	As of:
	December 28,	December 30,	March 31,
	2024	2023	2024
Outstanding borrowings	$42,196	$258,108	$237,225
Interest rate	5.84%	6.70%	6.93%

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Maximum amount of borrowings drawn during the period	$150,103	$275,912	$233,063	$275,912
Average outstanding borrowings	$96,863	$210,034	$161,767	$131,346
Weighted average interest rate	6.50%	6.76%	6.92%	6.77%

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On May 23, 2023, the Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment which amends, restates and replaces in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Term Loan A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. The maturity date of Amended Term Loan A-2 is January 20, 2028. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continues all aspects of Term Loan A-1 as defined in the Agreement. As of December 28, 2024, the interest rate on Amended Term Loan A-2 was 6.59%.

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

As of December 28, 2024, the Company was in compliance with all covenants for its revolving credit facility and term loan agreements.

Standby Letters of Credit — The Company has standby letters of credit for certain insurance-related requirements. The majority of the Company’s standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On December 28, 2024, the Company had $7.0 million in outstanding standby letters of credit. These standby letters of credit are supported by the Company’s Revolver and reduce borrowings available under the Revolver.

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Lease cost:
Amortization of right-of-use assets	$838	$1,419	$3,144	$4,903
Interest on lease obligations	65	180	426	602
Finance lease cost	903	1,599	3,570	5,505
Operating lease cost	1,240	1,919	4,514	6,077
Short-term lease cost	1,593	1,118	7,159	4,995
Total lease cost	$3,736	$4,636	$15,243	$16,577

Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases			$426	$602
Operating cash flows from operating leases			5,330	7,880
Financing cash flows from finance leases			3,800	6,401
			$9,556	$14,883

Right-of-use assets obtained in exchange for new finance lease obligations			$-	$106
Right-of-use assets obtained in exchange for new operating lease obligations			$2,389	$4,162
Right-of-use assets derecognized upon early termination of finance leases			$20	$598
Right-of-use assets derecognized upon early termination of operating leases			$8,096	$1,794
Weighted-average lease term (years):
Financing leases			4.0	4.5
Operating leases			4.2	4.6
Weighted-average discount rate (percentage):
Financing leases			4.1%	3.9%
Operating leases			5.0%	4.7%

Undiscounted future lease payments under non-cancelable operating and financing leases, along with a reconciliation of undiscounted cash flows to operating and financing lease obligations, respectively, as of December 28, 2024 were as follows (in thousands):

Years ending March 31:	Operating	Financing
Balance of 2025	$362	$1,136
2026	3,223	4,269
2027	2,268	3,218
2028	1,816	2,811
2029	1,156	1,659
2030 and thereafter	1,623	1,306
Total minimum payment required	10,448	14,399
Less interest	1,002	1,136
Present value of minimum lease payments	9,446	13,263
Amount due within one year	2,905	4,053
Long-term lease obligations	$6,541	$9,210

8.	Income Taxes

The Company’s effective tax rate was 23.2% and 23.8% for the nine months ended December 28, 2024 and December 30, 2023, respectively. The effective tax rate decreased in the current nine-month period as compared to the prior year nine-month period driven primarily by the impact of federal credits which reduced the effective rate by 0.4% and interest received on a federal income tax refund which reduced the effective tax rate by 0.2%.

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Retirement Plans

The net periodic benefit (income) cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Service cost including administrative expenses	$1,173	$1,327	$4,354	$4,800
Interest cost	3,092	2,914	8,975	8,550
Expected return on plan assets	(5,034)	(4,926)	(13,879)	(13,275)
Amortization of net loss	411	165	563	165
Amortization of prior service cost	2	22	7	60
Net periodic benefit (income) cost	$(356)	$(498)	$20	$300

There were no pension contributions made during the nine months ended December 28, 2024 and December 30, 2023.

10.	Stockholders’ Equity

During the nine months ended December 28, 2024, the Company repurchased 184,479 shares of its Class A Common Stock at a cost of $10.8 million, which are included in treasury stock in the condensed consolidated balance sheets. During the nine months ended December 30, 2023, the Company repurchased 524,598 shares of its Class A Common Stock at a cost of $27.1 million. The Company did not repurchase any of its Class B Common Stock in either nine-month interim period. As of December 28, 2024, there are 5,329,897 shares or $210.9 million of repurchased stock being held as treasury stock. These shares are not considered outstanding and the Company accounts for treasury stock under the cost method.

11.	Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term maturity of these instruments.

On a quarterly basis, the Company estimates the fair values for financial instruments that are recorded at carrying value on the condensed consolidated balance sheets. The estimated fair value for long-term debt and finance obligation (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. The fair value and carrying value of the Company’s long-term debt and finance obligation are as follows (in thousands):

	As of:
	December 28,	December 30,	March 31,
	2024	2023	2024
Carrying value	$416,184	$630,563	$604,786
Fair value	$409,061	$624,896	$599,408

12.	Segment Information

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes certain financial data for the Company’s reportable segments (in thousands):

	Three Months Ended December 28, 2024
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$453,170	$40,177	$9,509	$502,856	$-	$502,856
Earnings (loss) before income taxes	23,876	3,872	2,519	30,267	(10,919)	19,348
Total assets	1,467,960	103,117	2,598	1,573,675	(347,760)	1,225,915

	Three Months Ended December 30, 2023
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$400,144	$35,485	$8,852	$444,481	$-	$444,481
Earnings (loss) before income taxes	33,304	2,217	(295)	35,226	(12,027)	23,199
Total assets	1,705,008	103,542	3,070	1,811,620	(322,083)	1,489,537

	Nine Months Ended December 28, 2024
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$1,122,607	$88,236	$22,205	$1,233,048	$-	$1,233,048
Earnings (loss) before income taxes	62,032	9,395	4,468	75,895	(22,978)	52,917
Total assets	1,467,960	103,117	2,598	1,573,675	(347,760)	1,225,915

	Nine Months Ended December 30, 2023
		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Net sales	$1,044,265	$82,378	$23,977	$1,150,620	$-	$1,150,620
Earnings (loss) before income taxes	92,461	4,416	8,803	105,680	(19,643)	86,037
Total assets	1,705,008	103,542	3,070	1,811,620	(322,083)	1,489,537

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

SENECA FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Asset Acquisition

On November 8, 2023, the Company executed an Asset Purchase Agreement and associated License Agreement with B&G Foods, Inc., (the “Seller”) to acquire certain assets from the Seller relating to its Green Giant® shelf-stable vegetable product line (the “transaction”). The acquired assets include inventory and an associated license which allows the Company to manufacture, market, distribute, and sell Green Giant® shelf-stable vegetable products within the United States in perpetuity. The purchase price was $55.2 million in cash and was funded from borrowings under the Company’s Revolver.

The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, because substantially all of the fair value of the gross assets acquired were concentrated in a singular asset, the acquired inventory, which was recorded at a value of $52.5 million. Additionally, a portion of the purchase price was used to settle preexisting liabilities of $2.7 million. The amount was comprised of $3.9 million of deferred revenue for which the associated performance obligation had not yet been performed by the Company for the Seller prior to the transaction date, offset by $1.2 million of accompanying deferred costs.

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

Business Trends

We purchase raw materials, including raw produce, steel, ingredients and packaging materials from growers, commodity processors, steel producers and packaging suppliers. Raw materials and other input costs, such as labor, fuel, utilities and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly, the impact of which could increase our cost of products sold and reduce our profitability.

We experienced material cost increases to various production inputs during the last several years due to a number of factors, including but not limited to, supply chain disruptions, steel supply and pricing, raw material shortages, labor shortages, and the conflicts between Russia and Ukraine. While we have no direct exposure to this foreign conflict, it had a negative impact on the global economy which increased certain of our input costs. While some of the factors mentioned above have started to ease and stabilize during the current nine-month interim period, our costs remain elevated as compared to historical levels.

We attempt to manage costs by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures and pricing methodologies employed in the various sales channels in which we compete may also limit our ability to raise prices in response to rising costs. To the extent we are unable to avoid or offset any present or future cost increases, our operating results could be materially adversely affected.

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Canned vegetables	$426,225	$372,690	$1,031,242	$952,226
Frozen vegetables	26,945	27,454	91,365	92,039
Fruit products	35,477	32,022	76,633	71,561
Snack products	4,700	3,463	11,603	10,817
Other	9,509	8,852	22,205	23,977
Total	$502,856	$444,481	$1,233,048	$1,150,620

Three Months Ended December 28, 2024 and December 30, 2023

Net sales totaled $502.9 million for the three months ended December 28, 2024 as compared with $444.5 million for the three months ended December 30, 2023. The overall net sales increase of $58.4 million, or 13.1%, was driven by higher sales volumes contributing favorability of $70.1 million, offset by lower selling prices which had an unfavorable impact of $11.7 million as compared to the prior year three-month interim period.

Net sales of canned vegetables and frozen vegetables increased by a combined $53.0 million over the prior year quarter. The categories experienced favorable demand driving $66.3 million in higher sales volume, which was partially offset by $13.3 million contributed by lower pricing. Net sales in the fruit products category increased by $3.5 million driven by $2.4 million of increased sales volume and $1.1 million due to higher selling prices and product mix. The snack products category contributed a net sales increase of $1.2 million mainly due to increased sales volume. Lastly, net sales attributable to the other category contributed a nominal $0.7 million increase as compared to the prior year quarter for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Nine Months Ended December 28, 2024 and December 30, 2023

Net sales totaled $1,233.0 million for the nine months ended December 28, 2024 as compared with $1,150.6 million for the nine months ended December 30, 2023. The overall net sales increase of $82.4 million, or 7.2%, was mainly due to higher sales volumes contributing favorability of $87.3 million as compared to the prior year nine-month interim period. Partially offsetting that amount was net unfavorable sales of $4.9 million driven by a combination of reduced selling prices and the impact of product mix as compared to the prior year nine-month interim period.

Net sales of canned vegetables and frozen vegetables increased by a combined $78.3 million over the prior year nine-month interim period. Higher sales volume in these categories contributed $83.7 million of sales favorability, which was partially offset by $5.4 million driven by a combination of reduced selling prices and the impact of product mix. Fruit products increased over the prior year nine-month interim period by $5.1 million, comprised of $2.1 million of increased sales volume and $3.0 million of increased pricing. Net sales in the snack products category remained relatively consistent year-over-year with a slight increase of $0.8 million. The remaining net sales decrease of $1.8 million, driven by lower demand as compared to the prior year nine-month period, was contributed by non-food packaging sales related to the sale of seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales (percentages shown as absolute values):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Gross margin	9.8%	12.2%	10.9%	14.6%
Selling, general, and administrative expense	4.5%	5.2%	4.7%	5.5%
Restructuring	0.0%	0.0%	0.0%	0.0%
Other operating expense (income), net	0.2%	0.1%	0.0%	0.1%
Operating income	5.1%	6.9%	6.1%	9.1%
Other non-operating income	0.3%	0.4%	0.4%	0.4%
Interest expense, net	1.6%	2.1%	2.2%	2.0%
Income taxes	0.9%	1.2%	1.0%	1.8%

Three Months Ended December 28, 2024 and December 30, 2023

Gross Margin: Gross margin for the three months ended December 28, 2024 was 9.8% as compared to 12.2% for the three months ended December 30, 2023. The decrease in gross margin for the three months ended December 28, 2024 was mainly due to continued elevated costs, which outpaced the increase in net sales as compared to the three months ended December 30, 2023. Finished goods sold by the Company during the current three-month interim period consisted of products produced during either the preceding year or current year seasonal packs; both of which have a higher cost on a per unit basis as compared to the prior year three-month period. Refer to the business trends section above and the material cash requirements section below for additional discussion of the factors impacting the respective seasonal packs. The Company’s LIFO charge for the three months ended December 28, 2024 was $10.9 million as compared to a LIFO charge of $12.0 million for the three months ended December 30, 2023. The LIFO charge amounts have the impact of increasing cost of products sold.

Selling, General, and Administrative: Selling, general and administrative expense for the three months ended December 28, 2024 decreased $0.2 million from the three months ended December 30, 2023. Selling, general, and administrative expense as a percentage of net sales for the three months ended December 28, 2024, was 4.5% as compared with 5.2% for the prior year quarter. The decrease in selling, general, and administrative expense as a percentage of net sales was mainly due to the increase in net sales and the fixed nature of certain expenses.

Restructuring: The Company incurred minimal restructuring charges during the three months ended December 28, 2024 and three months ended December 30, 2023, respectively. The amounts for both interim periods were primarily attributable to plants that were closed in previous periods.

Other Operating Expense, net: The Company had net other operating expense of $0.8 million during the three months ended December 28, 2024, primarily driven by $1.0 million for disposal of various spare equipment. During the three months ended December 30, 2023, the Company had net other operating expense of $0.4 million, which was driven primarily by $0.6 million of transition service fees incurred in connection with the asset acquisition that occurred during the quarter.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $1.5 million and $1.8 million for the three months ended December 28, 2024, and December 30, 2023, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 1.6% for the three months ended December 28, 2024, as compared to 2.1% for the three months ended December 30, 2023. Interest expense decreased from $9.4 million in the prior year quarter to $7.8 million for the current quarter primarily driven by lower average borrowings outstanding under the Company’s revolving credit facility as compared to the prior year quarter.

Nine Months Ended December 28, 2024 and December 30, 2023

Gross Margin: Gross margin for the nine months ended December 28, 2024 was 10.9% as compared to 14.6% for the nine months ended December 30, 2023. The decrease in gross margin for the nine months ended December 28, 2024 was primarily driven by continued elevated costs, which outpaced the increase in net sales as compared to the nine months ended December 30, 2023. Finished goods sold by the Company thus far in fiscal year 2025 consisted of products produced during either the preceding year or current year seasonal packs; both of which have a higher cost on a per unit basis as compared to the prior year nine-month interim period. Refer to the business trends section above and the material cash requirements section below for additional discussion of the factors impacting the respective seasonal packs. The Company’s LIFO charge for the nine months ended December 28, 2024 was $23.0 million as compared to a LIFO charge of $19.6 million for the nine months ended December 30, 2023. The LIFO charge amounts have the impact of increasing cost of products sold.

Selling, General, and Administrative: Selling, general and administrative expense for the nine months ended December 28, 2024 decreased $5.6 million from the nine months ended December 30, 2023. Selling, general, and administrative expense as a percentage of net sales for the nine months ended December 28, 2024, was 4.7% as compared with 5.5% for the prior year nine-month interim period. The decrease in selling, general, and administrative expense as a percentage of net sales was mainly due to the increase in net sales and the fixed nature of certain expenses.

Restructuring: The Company incurred minimal restructuring charges during the nine months ended December 28, 2024, mainly driven by equipment moves for the Northeast trucking fleet which ceased operations in the previous fiscal year. During the nine months ended December 30, 2023, the Company incurred minimal restructuring charges primarily due to equipment moves from plants that were closed in the previous fiscal year.

Other Operating Expense (Income), net: The Company had net other operating expense of $0.4 million during the nine months ended December 28, 2024, primarily driven by $1.0 million for disposal of various spare equipment which was offset by $0.2 million received for the sale of a small portion of land in the Midwest and $0.2 million received for miscellaneous equipment sales. During the nine months ended December 30, 2023, the Company had net other operating income of $1.2 million, which was driven primarily by $1.8 million from the sale of non-operational assets in the Pacific Northwest, offset by $0.6 million of transition service fees in connection with the asset acquisition that occurred during the nine-month period.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $4.3 million and $4.5 million for the nine months ended December 28, 2024, and December 30, 2023, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 2.2% for the nine months ended December 28, 2024, as compared to 2.0% for the nine months ended December 30, 2023. Interest expense increased from $23.1 million in the prior year nine-month interim period to $27.2 million for the current nine-month interim period as a result of higher interest rates and increased average borrowings outstanding under the Company’s revolving credit facility as compared to the prior year nine-month interim period. Additionally, the nine months ended December 30, 2023 did not have Term Loan A-2 outstanding for the entire period which contributed to a lower interest expense amount for that prior year period.

Income Taxes:

The Company’s effective tax rate was 23.2% and 23.8% for the nine months ended December 28, 2024 and December 30, 2023, respectively. The effective tax rate decreased in the current nine-month period as compared to the prior year nine-month period driven primarily by the impact of federal credits which reduced the effective rate by 0.4% and interest received on a federal income tax refund which reduced the effective tax rate by 0.2%.

Liquidity and Capital Resources

The financial condition of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	December 28,	December 30,	March 31,	March 31,
	2024	2023	2024	2023
Working capital:
Balance	$579,238	$854,246	$815,980	$637,851
Change in quarter	$(90,740)	$129,552
Current portion of long-term debt, finance and lease obligations	$106,569	$30,582	$30,090	$25,792
Long-term debt	$298,703	$611,349	$585,786	$432,695
Operating lease obligations	$6,541	$13,617	$13,758	$16,675
Financing lease obligations	$9,210	$13,102	$12,259	$17,293
Finance obligation	$17,870	$-	$-	$-
Total stockholders' equity per equivalent common share (1)	$88.11	$82.50	$81.69	$71.95
Stockholders' equity per common share	$89.03	$83.33	$82.51	$72.61
Current ratio	3.38	4.81	6.40	5.08

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

During the preceding fiscal years, working capital needs trended higher than previously experienced by the Company in part because of larger annual pack sizes needed to replenish the Company’s post-pandemic inventory levels to meet customer demand, and because of supply chain challenges and inflationary pressure in the steel industry which impacted can manufacturing operations. To successfully navigate the uncertainty driven by inflation and import tariffs, and a desire to diversify its steel supply, the Company employed a strategic approach during those fiscal years and increased steel coil purchases to better position itself for subsequent years. The higher cost of steel coil raw materials translated into an elevated container cost and ultimately resulted in an increased cost per unit for the associated finished good product. Working capital was likewise unfavorably impacted during the preceding fiscal years as the Company experienced material cost increases implemented by suppliers affecting various other production inputs aside from steel. These economic conditions contributed to higher cash outflows and an increased cost per unit for the associated finished good product.

From the standpoint of available inventory, the Company’s larger seasonal pack sizes in fiscal year 2024 driven by favorable growing conditions, coupled with lower fiscal year 2024 sales, resulted in higher inventory levels for finished goods as of the end of fiscal year 2024. These higher inventory levels provided the Company with additional availability of products leading into fiscal year 2025, resulting in a lower planned seasonal pack and the opportunity to normalize working capital trends, specifically surrounding inventory.

During the current fiscal year, the Company has experienced an easing of working capital needs driven by the factors previously mentioned. However, adverse weather conditions during the planting and harvesting seasons have had a notable impact, especially in the upper Midwest where the Company has its primary growing region. Challenging growing conditions and reduced crop yields resulted in a seasonal pack that is lower than originally planned. This in turn has resulted in a higher-cost seasonal pack on a per unit basis as of the nine months ended December 28, 2024; however, the overall costs from a cash requirements perspective are favorable as compared to the preceding fiscal years.

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

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 28, 2024	December 30, 2023
Cash provided by (used in) operating activities	$243,600	$(128,126)
Cash used in investing activities	(28,878)	(23,856)
Cash (used in) provided by financing activities	(213,664)	154,145
Net increase in cash, cash equivalents and restricted cash	1,058	2,163
Cash, cash equivalents and restricted cash, beginning of period	11,853	12,256
Cash, cash equivalents and restricted cash, end of period	$12,911	$14,419

Net Cash Provided by (Used in) Operating Activities: For the nine months ended December 28, 2024, cash provided by operating activities was $243.6 million, which consisted of $142.8 million from changes in operating assets and liabilities, coupled with net earnings of $40.6 million and non-cash charges of $60.2 million. The non-cash charges were mainly comprised of $33.6 million of depreciation and amortization, $4.0 million of non-cash lease expense, and a $23.0 million LIFO charge. The change in operating assets and liabilities was favorably impacted by improved working capital needs during the nine-month period which covered the primary seasonal pack harvest months. The Company experienced a lower utilization of cash for inventories resulting from the higher inventory levels carried into the current fiscal year along with a reduced fiscal year 2025 seasonal pack due to adverse weather conditions. This is consistent with the factors discussed above within the material cash requirements section.

For the nine months ended December 30, 2023, cash used in operating activities was $128.1 million, which consisted of a use of cash of $249.4 million by operating assets and liabilities partially offset by net earnings of $65.6 million, adjusted by non-cash charges of $55.7 million. The non-cash charges were largely driven by $32.7 million of depreciation and amortization, $5.3 million of non-cash lease expense, and a $19.6 million LIFO charge. The change in operating assets and liabilities was due to inventories being a use of cash as the nine-month period covered the primary seasonal pack harvest months, in addition to material cost inflation affecting various production inputs. The increase in inventories was also impacted by finished goods acquired in the asset acquisition which occurred during the nine-month period.

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

Net Cash Used in Investing Activities: Net cash used in investing activities was $28.9 million for the nine months ended December 28, 2024, and consisted of cash used for capital expenditures of $26.7 million and $2.7 million paid as deposits to vendors for the installation of a new can manufacturing line. Offsetting those amounts, the Company received proceeds from the sale of assets totaling $0.5 million.

Net cash used in investing activities was $23.8 million for the nine months ended December 30, 2023, and consisted of cash used for capital expenditures of $31.8 million partially offset by proceeds from the sale of assets totaling $8.0 million.

Net Cash (Used in) Provided by Financing Activities: Net cash used in financing activities was $213.7 million for the nine months ended December 28, 2024, driven primarily by a net paydown on the Company’s revolving credit facility of $195.0 million. The Company also made payments totaling $14.9 million on its term loans and finance obligation during the nine-month period. Offsetting the outflows was a $12.4 million increase in note payable borrowings associated with the Company’s new can manufacturing line which was converted to a finance obligation during the nine-month period. Additionally, the Company used cash of $10.8 million to purchase treasury stock and made payments of $3.8 million on financing leases.

Net cash provided by financing activities was $154.1 million for the nine months ended December 30, 2023, driven primarily by a net increase in borrowings on the Company’s revolving credit facility of $77.5 million and receiving proceeds of $124.4 million from a new term loan during the nine-month period. The increases were partially offset by term loan payments of $14.3 million and $6.4 million of payments on financing leases. Additionally, the Company used cash of $27.1 million to purchase treasury stock.

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

Adjusted net earnings are calculated on a FIFO basis which excludes the impact from the application of LIFO. Set forth below is a reconciliation of reported net earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Earnings before income taxes, as reported	$19,348	$23,199	$52,917	$86,037
LIFO charge	10,919	12,027	22,978	19,643
Adjusted earnings before income taxes	30,267	35,226	75,895	105,680
Income taxes (1)	7,353	8,519	17,901	25,363
Adjusted net earnings	$22,914	$26,707	$57,994	$80,317

(1)

For the three months ended December 28, 2024 and December 30, 2023, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $4.7 million and $5.5 million, respectively, and applying the statutory tax rates of 24.4% and 24.9%, respectively, for each of the respective periods to the pre-tax LIFO charge.

For the nine months ended December 28, 2024 and December 30, 2023, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $12.3 million and $20.5 million, respectively, and applying the statutory tax rates of 24.4% and 24.9%, respectively, for each of the respective periods to the pre-tax LIFO charge.

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

Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023
Net earnings	$14,659	$17,675	$40,623	$65,565
Income taxes	4,689	5,524	12,294	20,472
Interest expense, net of interest income	7,841	9,388	27,199	23,146
Depreciation and amortization (1)	12,611	12,645	37,573	38,070
Interest amortization (2)	(177)	(113)	(408)	(327)
EBITDA	39,623	45,119	117,281	146,926
LIFO charge	10,919	12,027	22,978	19,643
FIFO EBITDA	$50,542	$57,146	$140,259	$166,569

(1)	Includes non-cash lease expense consistent with financial covenant calculations.
(2)	Reconciling item needed to exclude debt issuance cost amortization from the amount shown for interest expense.

New Accounting Standards

Refer to Note 1, “Basis of Preparation and Presentation”, to the Condensed Consolidated Financial Statements contained herein.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. There were no material changes to the Company's critical accounting policies or estimates during the nine months ended December 28, 2024.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 28, 2024, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price			Maximum Number
	Shares Purchased		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
10/01/2024 –
10/31/2024		-		-	-
11/01/2024 –
11/30/2024		-		-	-
12/01/2024 –
12/31/2024 (1)	11,100	-	$73.37	-	-
Total	11,100	-	$73.37	-	0	361,878

(1)

Includes 11,100 shares that were purchased from the Seneca Foods Corporation Employees' Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended December 28, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1

Loan and Security Agreement dated as of December 23, 2024 by and among Seneca Foods Corporation, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as agent, issuing bank, and lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 2024)

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

February 6, 2025

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

February 6, 2025