Form 10-K
period 2025-03-31
Seneca Foods Corp
filed 2025-06-12
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 27, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $324,037,648 (based on the closing share price per market reports generated from the NASDAQ Global Select Market System on September 27, 2024).

As of May 23, 2025, there were 5,330,247 shares of Class A common stock and 1,562,163 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be held hereafter, and the Annual Report to Shareholders of Seneca Foods Corporation for the fiscal year ended March 31, 2025 (the “Annual Report”), included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

SENECA FOODS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2025

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

Available Information

The Company’s Internet address is www.senecafoods.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on the Company’s website are available free of charge. Information on our website is not part of the annual report on Form 10-K.

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

Financial Information about Industry Segments

The Company manages its business almost entirely on the basis of two reportable food packaging segments: Vegetable and Fruit/Snack. The Other category comprises non-food operations including revenue derived from the sale of cans, ends, seed, and outside revenue from the Company's aircraft operations, and certain corporate items. The Company’s food operations constituted 98% of total net sales in fiscal year 2025. Canned vegetables represented 83%, frozen vegetables represented 8%, fruit products represented 6%, and snack products represented 1% of the total food packaging net sales. Non-food packaging sales represented 2% of the Company's fiscal year 2025 net sales. Refer to the information set forth under the heading “Segment Information” in Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”, for additional discussion about the Company’s segments.

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

The Company’s fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, restaurant chains, industrial markets, other food processors, export customers in approximately 55 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements. The following table summarizes net sales by major product category for fiscal years 2025 and 2024 (in thousands):

	Fiscal Year:
	2025	2024
Canned vegetables	$1,314,315	$1,204,823
Frozen vegetables	124,714	120,795
Fruit products	92,378	87,435
Snack products	14,995	13,400
Other	32,485	32,150
	$1,578,887	$1,458,603

Source and Availability of Raw Materials

The Company’s high-quality products are primarily sourced from more than 1,100 American farms. The Company purchases other raw materials, including steel, ingredients and packaging materials from commodity processors, steel producers and packaging suppliers. Raw materials and other input costs, such as labor, fuel, utilities and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

The Company experienced material cost increases to various production inputs during the last several years due to a number of factors, including but not limited to, supply chain disruptions, steel supply and pricing, raw material shortages, labor shortages, and the conflict between Russia and Ukraine. While the Company has no direct exposure to this foreign conflict, it had a negative impact on the global economy which increased certain of our input costs. While some of the factors mentioned above have started to ease and stabilize during fiscal year 2025, the Company’s costs remain elevated as compared to historical levels.

The Company attempts to manage costs by locking in prices through short-term supply contracts, advance grower purchase agreements, and by implementing cost saving measures. The Company also attempts to offset rising input costs by raising sales prices to its customers. However, increases in the prices the Company charges its customers may lag behind rising input costs. Competitive pressures and pricing methodologies employed in the various sales channels in which the Company competes also may limit its ability to raise prices in response to rising costs. To the extent the Company is unable to avoid or offset any present or future cost increases, its operating results could be materially adversely affected.

United States and International Sales

The following table sets forth United States and international net sales (in thousands, except percentages):

	Fiscal Year:
	2025	2024
Net sales:
United States	$1,492,266	$1,374,774
International	86,621	83,829
Total net sales	$1,578,887	$1,458,603

As a percentage of net sales:
United States	94.5%	94.3%
International	5.5%	5.7%
Total	100.0%	100.0%

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

The Company holds the Libby's® brand name pursuant to a trademark license. The license is limited to vegetables which are shelf-stable, frozen, and thermally packaged, and includes the Company's major vegetable varieties – sweet corn, peas and green beans – as well as certain other thermally packaged vegetable varieties and sauerkraut. The license is renewable by the Company every 10 years for an aggregate period expiring in March 2081.

The Company is required to pay an annual royalty to Libby's Brand Holding, Ltd., who may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). A total of $0.1 million was paid as a royalty fee for the fiscal year ended March 31, 2025.

The Company also sells canned vegetables, frozen vegetables, jarred fruit, and other food products under several other brands for which the Company has obtained registered trademarks, including, Aunt Nellie’s®, CherryMan®, Green Valley®, READ®, Seneca®, and other regional brands.

Seasonality

The Company’s production cycle begins with planting in the spring followed by harvesting and packaging during the second and third fiscal quarters with sales spanning over the following twelve months. Minimal food packaging occurs in the Company's last fiscal quarter ending March 31, which is the optimal time for maintenance, repairs and equipment changes in its packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for sweet corn and green beans, the Company's highest volume vegetables, the peak inventory is in mid-autumn. The seasonal nature of the Company’s production cycle results in inventory and accounts payable typically reaching their lowest point in mid-to-late first quarter prior to the new seasonal pack commencing. As the seasonal pack progresses, these components of working capital both increase until the pack is complete.

The Company’s fruit and vegetable sales exhibit seasonal increases in the third fiscal quarter due to increased retail demand during the holiday season. In addition, the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis during the pack cycle, which typically occurs in the second and third quarters. Given the seasonal nature of the Company's sales, the accounts receivable balance typically reaches its highest point at the end of the second fiscal quarter.

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2025:
Net sales	$304,727	$425,465	$502,856	$345,839
Gross margin	42,691	42,871	49,110	15,529
Net earnings	12,661	13,303	14,659	601
Accounts receivable, net (at quarter end)	96,448	108,533	70,829	96,330
Inventories (at quarter end)	841,847	944,887	735,682	603,955
Accounts payable (at quarter end)	62,460	213,015	70,791	43,580
Revolver outstanding (at quarter end)	209,189	146,421	42,196	1,000

Fiscal Year 2024:
Net sales	$298,664	$407,475	$444,481	$307,983
Gross margin	55,289	58,118	54,033	20,778
Net earnings (loss)	23,111	24,779	17,675	(2,247)
Accounts receivable, net (at quarter end)	84,964	128,380	89,928	79,767
Inventories (at quarter end)	735,124	1,013,447	968,889	872,692
Accounts payable (at quarter end)	117,700	321,579	125,182	40,326
Revolver outstanding (at quarter end)	52,064	134,757	258,108	237,225

Competition

Competition in the packaged food industry is substantial with brand recognition and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company believes that it is a major producer of canned vegetables, frozen vegetables, and jarred fruit but some producers of these products have sales which exceed the Company's sales. The Company is aware of at least 13 competitors in the United States packaged fruit and vegetable industry, many of which are privately held companies.

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

There has been a broad range of proposed and promulgated state, national and international regulations aimed at reducing the effects of climate change. In the United States, there is a possibility that some form of regulation will be forthcoming at the federal level to address the effects of climate change. Such regulation could result in the creation of additional costs in the form of taxes, consultant expenses, the restriction of output, investments of capital to maintain compliance with laws and regulations or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or the Company’s future compliance costs relating to implementation, such regulation could have a material effect on our business, financial condition and results of operations.

Environmental Matters

Seneca publishes an annual Business Responsibility and Sustainability Report which highlights its vision for and approach to corporate sustainability and details key initiatives it is undertaking in the areas of environmental stewardship, social responsibility, and corporate governance. The report is available on our website and is not a part of this Annual Report on Form 10-K.

The Company takes its responsibility to be a good steward of the environment seriously and adopts policies and procedures under the guidance of the Board of Directors that advance our performance. We monitor existing and pending climate legislation and regulation to evaluate any potential impact on our future results of operations, capital expenditures or financial position. The Board of Directors provides oversight as part of their evaluation of business responsibility and sustainability initiatives, and we will continue to monitor emerging developments and assess our performance in this area. We may face additional economic and operational impacts from environmental and climate protection laws and regulations as well as impacts from our suppliers and customers as they adhere to such laws and regulations.

Human Capital

Employment

As of March 31, 2025, Seneca employed approximately 2,885 employees and employed an additional approximately 4,010 seasonal employees during the Company’s peak summer harvest season. 100% of our employees are located in the United States, distributed across the Company’s facilities.

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

The Company also conducts regular safety audits at all processing locations to ensure compliance with Seneca and OSHA safety standards. External risk management services are also consulted as part of this process. The Company’s management recognizes plants that achieve at least one million work hours or 1,000 days worked without a lost time injury to employees with the President’s “Bronze Eagle” award, which is prominently displayed at many of our processing facilities.

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

If canned vegetable, frozen vegetable, or jarred fruit categories decline, less shelf space will be devoted to these categories in the supermarkets. Fresh and perishable businesses are improving their delivery systems around the world and the availability of fresh produce is impacting the consumer purchasing patterns relating to packaged fruit and vegetables. Our financial performance and growth are related to conditions in the United States’ fruit and vegetable packaging industry which is a mature industry. Our net sales are a function of product availability and market pricing. In the fruit and vegetable packaging industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. These factors may have a significant effect on supply and competition and create downward pressure on prices. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors. Generally, market prices in the fruit and vegetable packaging industry adjust more quickly to variations in product availability than an individual packager can adjust its cost structure; thus, in an oversupply situation, a packager’s margins likely will weaken. We typically have experienced lower margins during times of industry oversupply.

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

We set our planting schedules without knowing the effect of the weather on the crops or on the entire industry’s production. Weather conditions during the course of each vegetable crop’s growing season will affect the volume and growing time of that crop. As most of our vegetables are produced in more than one part of the United States, this somewhat reduces the risk that our entire crop will be subject to disastrous weather. The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and sweet corn, and it is also a substantial source of our competitors’ vegetable production. A sizeable portion of our vegetable production areas are serviced with irrigation systems to help minimize (i) wet conditions for planting and (ii) dry conditions during the growing season. Any adverse effects of weather-related reduced production may be partially mitigated by higher selling prices for the vegetables which are produced.

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

The food products industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including but not limited to inflation, economic volatility resulting from a pandemic, and global conflicts. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. Historic increases in inflation following the COVID-19 pandemic may cause consumers to be more sensitive to price changes. A general reduction in the level of consumer spending or shifts in consumer spending to other products could have a material adverse effect on our growth, sales, and profitability.

Pandemics or disease outbreaks may disrupt our business, including among other things, our supply chain, our manufacturing operations and customer and consumer demand for our products, and could have a material adverse impact on our business.

The spread of pandemics or disease outbreaks may negatively affect our operations. If a significant percentage of our workforce or the workforce of our third-party business partners is unable to work, including because of illness or travel or government restrictions in connection with a pandemic or disease outbreak, our operations may be negatively impacted. Some of our workforce dwell in company provided housing and therefore any outbreaks would need to be managed, to the extent possible, to meet healthcare protocols. Pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

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

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters. Dependence upon key customers could lead to increased pricing pressure by these customers. A relatively limited number of customers account for a large percentage of the Company’s total net sales. The top ten customers represented approximately 53% and 52% of net sales for fiscal years 2025 and 2024, respectively. If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

If we do not maintain the market shares of our products, our business and revenues may be adversely affected.

All of our products compete with those of other national and regional food packaging companies under highly competitive conditions. The fruit and vegetable products which we sell under our own brand names not only compete with fruit and vegetable products produced by food packaging competitors, but also compete with products we produce and sell under contract packing agreements with other companies who market those products under their own brand names and the vegetables we sell to various retail grocery chains which carry our customers’ own brand names.

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

The domestic packaged food industry continues to face import competition. The ramifications include, but are not limited to, market oversaturation, inferior quality of imported products competing in the same market as products sourced from the United States, and potential increased pricing pressure on domestic producers for finished goods. These factors could negatively affect our existing market share and adversely impact the Company’s financial condition and results of operations.

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

The sale of food products for human consumption involves the risk of illness or injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, undeclared allergens, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business, financial condition, results of operations or liquidity. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount we believe to be adequate. However, we cannot assure you that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall or the damage to our reputation resulting therefrom could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Pending and future litigation may lead us to incur significant costs.

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters or other aspects of our business. Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our business, financial condition, results of operations or liquidity. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations or liquidity.

We face risks associated with our defined benefit pension plan.

We maintain a company-sponsored noncontributory defined benefit pension plan. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plan may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. For a more detailed description of the pension plan, refer to the information set forth under the heading “Retirement Plans” in Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” An obligation to make additional, unanticipated contributions to our defined benefit plans could reduce the cash available for working capital and other corporate uses and may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business is dependent on our information technology systems and software, and failure to protect against or effectively respond to cyberattacks, security breaches, or other incidents involving those systems, could adversely affect day-to-day operations and decision making processes and have an adverse effect on our performance and reputation.

The efficient operation of our business depends on our information technology systems, which we rely on to effectively manage our business data, communications, logistics, accounting, regulatory and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business, reputation, or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including systems failures, natural disasters, terrorist attacks, viruses, ransomware, security breaches or cyber incidents. Cyberattacks are becoming more sophisticated and are increasing in the number of attempts and frequency by groups and individuals with a wide range of motives. A security breach of sensitive information could result in damage to our reputation and our relations with our customers or employees. Any such damage or interruption could have a material adverse effect on our business. Also see “Cybersecurity” included as part of Item 1C. of this Annual Report on Form 10-K.

We generate agricultural food packaging wastes and are subject to substantial environmental regulation.

As a food packager, we regularly dispose of produce wastes (silage) and processing water as well as materials used in plant operation and maintenance. This includes our plant boilers, which generate heat used in packaging and can manufacturing operations, producing generally small emissions into the air. These activities and operations are regulated by federal and state laws and the respective federal and state environmental agencies. Occasionally, we may be required to remediate conditions found by the regulators to be in violation of environmental law or to contribute to the cost of remediating waste disposal sites, which we neither owned nor operated, but in which, we and other companies deposited waste materials, usually through independent waste disposal companies. Future possible costs of environmental remediation, contributions and penalties could materially and adversely affect our business, financial condition and results of operations.

Our production capacity for certain products and commodities is concentrated in a limited number of facilities, exposing us to a material disruption in production in the event that a disaster strikes.

We only have one plant that produces cherry products and one plant that produces pumpkin products. We have two plants that manufacture empty cans, one with substantially more capacity than the other, which are not interchangeable since each plant cannot necessarily produce all the can sizes needed. Although we maintain property and business interruption insurance coverage, there can be no assurance that this level of coverage is adequate in the event of a catastrophe or significant disruption at these or other Company facilities. If such an event occurs, it could materially and adversely affect our business, financial condition and results of operations.

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

At the end of March 2025, we had roughly 2,885 employees of which approximately 2,800 were full time and approximately 85 seasonal employees worked in food packaging. During the peak summer harvest period, we employed an additional approximately 4,010 seasonal employees to help package fruit and vegetables. If there is a shortage of seasonal labor, or if there is an increase to minimum wage rates, this could have a negative impact on our cost of operations. Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions. An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

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

Our product introductions and improvements of existing products, along with other marketplace initiatives, are designed to capitalize on new and evolving customer or consumer trends and preferences. Shifts in consumer trends and preferences may result from several factors, including dietary trends, attention to nutritional aspects and concerns (perceived or substantiated) about the health effects of and the sourcing of certain ingredients. For example, the FDA has issued a statement on sodium which referred to an Institute of Medicine statement that too much sodium is a major contributor to high blood pressure. Some of our products contain a moderate amount of sodium per recommended serving, which is based on and aligns with consumer preferences for taste. In addition, there is the potential for increased government regulation of certain color additives which may include additional labeling requirements. Specific products within our portfolio could be impacted resulting in the need to modify our ingredient composition or develop alternative color additives. To remain competitive, we must anticipate and react to these trends and preferences. While we devote significant resources to meeting this goal, we may not be successful in developing new products or appropriate alternative ingredients that are acceptable by customers or consumers and meet the requirements of government regulatory agencies.

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

As of March 31, 2025, we had a $1.0 million outstanding balance on our revolving credit facility (“Revolver”).  During our second and third fiscal quarters, our operations generally require more cash than is available from operations. In these circumstances, it is necessary to borrow under our Revolver. Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions. Significant changes in our business or cash outflows from operations could create a need for additional working capital. An inability to obtain additional working capital on terms reasonably acceptable to us or access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of money we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities.

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

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to as our voting preferred stock, are entitled to one vote per share. As of March 31, 2025, holders of Class B common stock and voting preferred stock held 90.6% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that shareholders may not consider to be in their best interest and may affect the market price of our common stock.

As of March 31, 2025, our current executive officers and directors beneficially owned 13.37% of our outstanding shares of Class A common stock, 54.79% of our outstanding shares of Class B common stock and 27.12% of our voting preferred stock, or 41.06% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

We use the last-in, first-out (“LIFO”) method of inventory accounting. As of March 31, 2025, we had a LIFO reserve of $359.3 million which, at the statutory tax rate of 24.9%, represents approximately $89.5 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. corporate and state tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $89.5 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

The cybersecurity risk management program is grounded in a zero-trust framework and employs a multi-layered approach, including:

●	Awareness and training for employees, involving phishing campaigns, informational sessions at management meetings, and annual mandatory training with simulations of common cybersecurity threats;
●	Security tools and technologies, along with control policies and active review procedures which strengthen authentication and access protection;
●	Third-party risk management process and monitoring procedures for service providers, suppliers, and vendors who have access to critical systems and information;
●	Risk and vulnerability management encompassing both proactive and predictive defenses which provides opportunities to assess, remediate, and validate; and
●	Managed detection and incident response, including advanced endpoint protection and data loss prevention.

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

Governance

The information technology department, led by the Senior Vice President of Technology and Planning, Chief Information Officer (“CIO”), is responsible for the Company’s cybersecurity program. The CIO, along with the certified Information Security Officer and the VP of Information Technology have significant experience spanning over 20 years in information security, infrastructure, and compliance.

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

Item 2. Properties

The following table details the Company’s manufacturing plants, warehouses, and corporate offices:

	Square
	Footage	Acres
	(000s)
Food Group
Nampa, Idaho	244	16
Payette, Idaho	404	43
Princeville, Illinois	278	568
Hart, Michigan	368	134
Traverse City, Michigan	58	43
Blue Earth, Minnesota	287	429
Glencoe, Minnesota	699	999
LeSueur, Minnesota	81	497
Montgomery, Minnesota	572	1,172
Rochester, Minnesota	835	461
Geneva, New York	762	593
Leicester, New York	228	91
Dayton, Oregon	82	19
Dayton, Washington	250	29
Yakima, Washington	122	8
Baraboo, Wisconsin	642	13
Berlin, Wisconsin	97	125
Cambria East, Wisconsin	399	401
Cambria West, Wisconsin	365	411
Clyman, Wisconsin	447	724
Cumberland, Wisconsin	437	307
Gillett, Wisconsin	329	90
Janesville, Wisconsin	1,299	341
Mayville, Wisconsin	239	354
Oakfield, Wisconsin	231	2,135
Ripon, Wisconsin	647	164

Non-Food Group
Fairport, New York	13
Penn Yan, New York	27	4
Total	10,442	10,171

The Company believes that these facilities are suitable and adequate for the purposes for which they are currently intended. All locations, although highly utilized, have the ability to expand as sales requirements justify. Because of the seasonal production cycles, the exact extent of utilization is difficult to measure.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings and Other Contingencies” in Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the information in the 2025 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Shareholder Information”, which is incorporated by reference.

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

	Total Number of		Average Price			Maximum Number
	Shares Purchased		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
01/01/2025 –
01/31/2025	-	-		-	-
02/01/2025 –
02/28/2025 (1)	9,891	-	$79.53	-	-
03/01/2025 –
03/31/2025	-	-		-	-
Total	9,891	-	$79.53	-	-	361,878

(1)

Includes 9,891 shares that were purchased from the Seneca Foods Corporation Employees’ Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2025 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2025 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

Refer to the information in the 2025 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2025, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of March 31, 2025, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarterly period ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be held on August 7, 2025 (the “Proxy Statement”). The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2025.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

●	Information Concerning Directors
●	Executive Officers
●	Delinquent Section 16(a) Reports
●	Board Governance
●	Audit Committee Matters

Item 11. Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

●	Compensation Discussion and Analysis
●	Summary Compensation Table
●	Grants of Plan-Based Awards in Fiscal Year 2025
●	Outstanding Equity Awards at 2025 Fiscal Year-End
●	Option Exercises and Stock Vested in Fiscal Year 2025
●	Pension Benefits
●	Compensation of Directors
●	Compensation Committee Interlocks
●	Pay Versus Performance
●	CEO Pay Ratio

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting on August 10, 2007 and extended on July 28, 2017. The 2007 Equity Plan expires in August 2027 and originally authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock. During fiscal year 2025, 3,870 shares were awarded under the terms of the 2007 Equity Plan. As of March 31, 2025, there were 36,224 shares available for distribution as part of future awards under the 2007 Equity Plan. No additional shares have been awarded under the 2007 Equity Plan through the date of this Annual Report on Form 10-K. There are no equity compensation plans not approved by the Company’s shareholders.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.

Financial Statements – the following consolidated financial statements of the Registrant, included in the 2025 Annual Report to Shareholders, are incorporated by reference in Part II, Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Statements of Net Earnings – Years ended March 31, 2025, 2024, and 2023
b.	Consolidated Statements of Comprehensive Income – Years ended March 31, 2025, 2024, and 2023
c.	Consolidated Balance Sheets – As of March 31, 2025 and 2024
d.	Consolidated Statements of Cash Flows – Years ended March 31, 2025, 2024, and 2023
e.	Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2025, 2024, and 2023
f.	Notes to Consolidated Financial Statements – Years ended March 31, 2025, 2024, and 2023
g.	Reports of Independent Registered Public Accounting Firms (PCAOB ID 34 and PCAOB ID 6581)

2.	Supplemental Schedule:

a.	Schedule II—Valuation and Qualifying Accounts

Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is included in the consolidated financial statements, including the notes thereto.

Exhibit Number	Description

3.1	The Company’s Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 2010)

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended July 1, 1995 filed with the SEC on August 18, 1995)

3.3	Amendment to the Company’s Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated November 6, 2007)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019)

10.1	Second Amended and Restated Loan and Guaranty Agreement as of January 20, 2023 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2023)

10.2	Amendment 1 to Second Amended and Restated Loan and Guaranty Agreement as of May 23, 2023 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2023)

10.3	Loan and Security Agreement dated as of December 23, 2024 by and among Seneca Foods Corporation, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as agent, issuing bank, and lead arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2024)

10.4*

Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2020, filed with the SEC on November 4, 2020)

10.5*

Amended and Restated Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 10, 2022)

10.6*

Amended and Restated Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 10, 2022)

10.7*	2007 Equity Incentive Plan effective August 3, 2007 as extended on July 28, 2017 (incorporated by reference to Appendix A to the Company’s Proxy Statement dated June 28, 2007)

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

10.10*	Supplemental Retirement Agreement between Seneca Foods Corporation and Timothy J. Benjamin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 11, 2021)

13	Portions of Annual Report to Shareholders for the fiscal year ended March 31, 2025 (filed herewith)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 13, 2024)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

23.2	Consent of Plante Moran, P.C. (filed herewith)

31.1	Certification of Paul L. Palmby as Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Michael S. Wolcott as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 13, 2024)

101.INS	Inline XBRL Instance Document (filed herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document (filed herewith)
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)

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

June 12, 2025

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul L. Palmby	President and Chief Executive Officer	June 12, 2025
Paul L. Palmby	Director
(Principal Executive Officer)

/s/ Michael S. Wolcott	Senior Vice President, Chief Financial Officer,	June 12, 2025
Michael S. Wolcott	and Treasurer
(Principal Financial Officer)

/s/ Gregory R. Ide	Vice President, Controller,	June 12, 2025
Gregory R. Ide	and Assistant Secretary
(Principal Accounting Officer)

/s/ Kraig H. Kayser	Director (Chairman)	June 12, 2025
Kraig H. Kayser

/s/ Kathryn J. Boor	Director	June 12, 2025
Kathryn J. Boor

/s/ Peter R. Call	Director	June 12, 2025
Peter R. Call

/s/ John P. Gaylord	Director	June 12, 2025
John P. Gaylord

/s/ Linda K. Nelson	Director	June 12, 2025
Linda K. Nelson

/s/ Donald J. Stuart	Director	June 12, 2025
Donald J. Stuart

/s/ Bruce E. Ware	Director	June 12, 2025
Bruce E. Ware

/s/ Keith A. Woodward	Director	June 12, 2025
Keith A. Woodward