Form 10-Q
period 2025-06-28
Seneca Foods Corp
filed 2025-08-07
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 25, 2025 are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,301,524
Common Stock Class B, $0.25 Par	1,562,195

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 28, 2025	June 29, 2024	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,072	$5,544	$42,685
Restricted cash	-	7,431	7,705
Accounts receivable, net of allowance for credit losses of $67, $72 and $71, respectively	99,817	96,448	96,330
Inventories	614,435	841,847	603,955
Refundable income taxes	506	597	672
Other current assets	5,485	3,815	4,307
Total current assets	732,315	955,682	755,654
Property, plant and equipment, net	325,492	307,654	324,768
Right-of-use assets operating, net	10,953	13,841	10,004
Right-of-use assets finance, net	12,318	18,660	13,224
Pension assets	76,316	52,254	75,733
Other assets	1,950	21,034	2,046
Total assets	$1,159,344	$1,369,125	$1,181,429

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$85,755	$62,460	$43,580
Note payable	-	13,921	-
Deferred revenue	8,313	5,061	11,140
Accrued vacation	13,220	11,823	12,942
Accrued payroll	11,587	8,425	10,926
Income taxes payable	6,251	7,842	1,686
Other accrued expenses	28,801	32,538	28,592
Current portion of long-term debt, finance and lease obligations	24,419	107,440	105,692
Total current liabilities	178,346	249,510	214,558
Long-term debt	259,497	473,065	253,822
Operating lease obligations	6,997	8,925	6,924
Finance lease obligations	7,559	11,231	8,377
Finance obligation	16,739	-	17,421
Deferred income tax liability, net	32,517	24,161	32,282
Other liabilities	13,517	13,287	15,022
Total liabilities	515,172	780,179	548,406
Commitments and contingencies
Stockholders' equity:
Preferred stock	346	351	346
Common stock	3,051	3,050	3,051
Additional paid-in capital	102,426	100,469	102,376
Treasury stock, at cost	(214,443)	(206,747)	(210,669)
Accumulated other comprehensive loss	(7,836)	(25,380)	(7,836)
Retained earnings	760,628	717,203	745,755
Total stockholders' equity	644,172	588,946	633,023
Total liabilities and stockholders’ equity	$1,159,344	$1,369,125	$1,181,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Net sales	$297,458	$304,727

Costs and expenses:
Cost of products sold	255,647	262,036
Selling, general, and administrative expense	18,738	17,480
Other operating income, net	(142)	(232)
Total costs and expenses	274,243	279,284
Operating income	23,215	25,443
Other income and expenses:
Other non-operating income	(1,906)	(1,403)
Interest expense, net	5,410	10,345
Earnings before income taxes	19,711	16,501
Income taxes	4,826	3,840
Net earnings	$14,885	$12,661

Earnings per share:
Basic	$2.16	$1.82
Diluted	$2.14	$1.80

Weighted average common shares outstanding:
Basic	6,882	6,962
Diluted	6,949	7,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Comprehensive income:
Net earnings	$14,885	$12,661
Total	$14,885	$12,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net earnings	$14,885	$12,661
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,073	10,819
Non-cash lease expense	949	1,627
LIFO credit	(11,798)	(2,918)
Deferred income tax expense	235	(159)
Gain on the sale of assets	(43)	(299)
Stock-based compensation expense	50	37
Pension (benefit) cost	(583)	188
Changes in operating assets and liabilities:
Accounts receivable	(3,487)	(16,681)
Inventories	1,318	33,763
Other assets	(1,197)	(1,112)
Accounts payable	42,175	22,134
Accrued expenses and other	(4,612)	(14,325)
Income taxes	4,731	4,597
Net cash provided by operating activities	53,696	50,332
Cash flows from investing activities:
Additions to property, plant and equipment	(11,288)	(12,073)
Proceeds from the sale of assets	115	371
Increase in non-current deposits	-	(1,675)
Net cash used in investing activities	(11,173)	(13,377)
Cash flows from financing activities:
Borrowings under revolving credit facility	42,798	104,270
Repayments under revolving credit facility	(33,435)	(132,306)
Borrowings under term loans, finance obligation and note payable	-	4,995
Payments on term loans and finance obligation	(85,395)	(4,750)
Payments on finance leases	(1,023)	(1,390)
Purchase of treasury stock	(3,774)	(6,640)
Dividends	(12)	(12)
Net cash used in financing activities	(80,841)	(35,833)

Net (decrease) increase in cash, cash equivalents and restricted cash	(38,318)	1,122
Cash, cash equivalents and restricted cash, beginning of the period	50,390	11,853
Cash, cash equivalents and restricted cash, end of the period	$12,072	$12,975

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$6,138	$10,217
Cash paid for income taxes, net	$159	$509
Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$1,955	$1,391
Right-of-use assets derecognized upon early lease termination	$59	$5,627
Assets acquired from exercise of finance lease purchase options, net of accumulated depreciation	$-	$565
Property, plant and equipment purchased on account	$503	$190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings	Total
First Quarter FY 2025:
Balance, March 31, 2024	$351	$3,050	$100,425	$(200,107)	$(25,380)	$704,554	$582,893
Net earnings	-	-	-	-	-	12,661	12,661
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	7	-	-	-	7
Equity incentive program	-	-	37	-	-	-	37
Purchase treasury stock	-	-	-	(6,640)	-	-	(6,640)
Balance, June 29, 2024	$351	$3,050	$100,469	$(206,747)	$(25,380)	$717,203	$588,946

First Quarter FY 2026:
Balance, March 31, 2025	$346	$3,051	$102,376	$(210,669)	$(7,836)	$745,755	$633,023
Net earnings	-	-	-	-	-	14,885	14,885
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	3	-	-	-	3
Equity incentive program	-	-	47	-	-	-	47
Purchase treasury stock	-	-	-	(3,774)	-	-	(3,774)
Balance, June 28, 2025	$346	$3,051	$102,426	$(214,443)	$(7,836)	$760,628	$644,172

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
June 28, 2025	200,000	1,400,000	7,891	20,000,000	10,000,000
Shares outstanding:
June 28, 2025	200,000	807,240	7,891	5,300,235	1,562,195

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statement presentation. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 that was filed with the SEC on June 12, 2025.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. A summary of significant accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Reclassifications — Certain prior year amounts have been reclassified for consistency with the current year presentation within the condensed consolidated financial statements. There was no impact to any totals or subtotals previously reported on the condensed consolidated financial statements as a result of the reclassifications. Prior to fiscal year 2026, the plant restructuring line item was separately presented on the condensed consolidated statements of net earnings and is now included in the other operating (income) expense, net line item.

Cash, Cash Equivalents and Restricted Cash — During the three months ended June 28, 2025, the restricted cash balance held in trust as collateral for the Company’s workers’ compensation insurance policy was released and transferred to cash and cash equivalents. The following table reconciles cash, cash equivalents and restricted cash as reported on the condensed consolidated balance sheets to the total amounts shown in the Company’s condensed consolidated statements of cash flows (in thousands).

	As of:
	June 28,	June 29,	March 31,
	2025	2024	2025
Cash and cash equivalents	$12,072	$5,544	$42,685
Restricted cash	-	7,431	7,705
Total cash, cash equivalents and restricted cash	$12,072	$12,975	$50,390

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company plans to adopt this pronouncement when it becomes effective for the fiscal year ending March 31, 2026 annual reporting and is in the process of analyzing the impact on its consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either not applicable or were related to technical amendments or codification.

Subsequent Events — The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying condensed consolidated financial statements. There were no material events or transactions that required recognition or disclosure in the financial statements.

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

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Canned vegetables	$247,351	$253,749
Frozen vegetables	22,937	25,334
Fruit products	18,050	18,841
Snack products	3,555	2,865
Other	5,565	3,938
Total	$297,458	$304,727

As a result of certain contracts with customers, the Company has contract asset balances of $1.0 million, $1.2 million, and $1.1 million as of June 28, 2025, June 29, 2024, and March 31, 2025, respectively, which are recorded as part of other current assets on the condensed consolidated balance sheets. The Company has contract liabilities in the form of deferred revenue representing payments received from certain of its co-pack customers in advance of completion of the Company's respective performance obligations. The balance is comprised of prepaid case and labeling and storage services which have been collected from bill and hold sales, as well as amounts invoiced in accordance with the terms of a co-pack agreement.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The deferred revenue activity is shown in the following table (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Beginning balance	$11,140	$8,185
Deferral of revenue	1,488	1,239
Recognition of unearned revenue	(4,315)	(4,363)
Ending balance	$8,313	$5,061

3.	Earnings per Common Share

Earnings per share for the three months ended June 28, 2025 and June 29, 2024 are as follows (in thousands, except per share amounts):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Basic
Net earnings	$14,885	$12,661
Deduct preferred stock dividends	6	6
Undistributed net earnings	14,879	12,655
Earnings attributable to participating preferred shareholders	17	15
Earnings attributable to common shareholders	$14,862	$12,640
Weighted average common shares outstanding	6,882	6,962
Basic earnings per common share	$2.16	$1.82

Diluted
Earnings attributable to common shareholders	$14,862	$12,640
Add dividends on convertible preferred stock	5	5
Earnings attributable to common stock on a diluted basis	$14,867	$12,645
Weighted average common shares outstanding - basic	6,882	6,962
Additional shares to be issued under full conversion of preferred stock	67	67
Total shares for diluted	6,949	7,029
Diluted earnings per common share	$2.14	$1.80

4.	Inventories

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

As of June 28, 2025, June 29, 2024, and March 31, 2025, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $347.5 million, $321.9 million, and $359.3 million, respectively. In order to state inventories at LIFO, the Company recorded a decrease to cost of products sold of $11.8 million and $2.9 million for the three months ended June 28, 2025 and June 29, 2024, respectively.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The inventories by category and the impact of using the LIFO method are shown in the following table (in thousands):

	As of:
	June 28,	June 29,	March 31,
	2025	2024	2025
Finished products	$587,053	$753,175	$619,598
Work in process	99,651	118,914	106,006
Raw materials and supplies	275,189	291,622	237,607
	961,893	1,163,711	963,211
Less: excess of FIFO cost over LIFO cost	(347,458)	(321,864)	(359,256)
Total inventories	$614,435	$841,847	$603,955

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

		As of:
	June 28,	June 29,	March 31,
	2025	2024	2025
Land and land improvements	$53,458	$49,985	$52,339
Buildings and improvements	238,848	237,690	238,709
Machinery and equipment	506,101	467,272	502,223
Office equipment, furniture, vehicles and computer software	15,948	15,374	15,604
Construction in progress	21,138	14,308	16,177
Property, plant and equipment, cost	835,493	784,629	825,052
Less: accumulated depreciation	(510,001)	(476,975)	(500,284)
Property, plant and equipment, net	$325,492	$307,654	$324,768

Depreciation expense totaled $10.0 million and $9.6 million for the three months ended June 28, 2025 and June 29, 2024, respectively.

6.	Debt

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

During fiscal year 2025, subsequent to the final installation of the can manufacturing line in September 2024, the Company took title and recorded an addition to property, plant and equipment of $21.3 million and a corresponding reduction of the vendor deposits which were recorded within other assets on the condensed consolidated balance sheet. After taking title to the equipment, the Company and the lender entered into a financing agreement for the can manufacturing line which commenced in September 2024 and is recorded as a finance obligation in the accompanying condensed consolidated balance sheets. In connection with this transaction, the note payable was cancelled. The finance obligation has a maturity date of September 14, 2031 and a monthly payment of $0.3 million which is comprised of principal and interest at a fixed rate of 5.56%. As of June 28, 2025, the principal balance of the finance obligation was $19.4 million, of which $2.7 million is included within the current portion of long-term debt, finance and lease obligations on the condensed consolidated balance sheet.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt is comprised of the following (in thousands):

	As of:
	June 28,	June 29,	March 31,
	2025	2024	2025
Revolving credit facility	$10,363	$209,189	$1,000

Term loans
Term Loan A-1
Outstanding principal	-	84,000	81,000
Unamortized debt issuance costs	-	(29)	(5)
Term Loan A-1, net	-	83,971	80,995

Term Loan A-2
Outstanding principal	264,750	279,750	268,500
Unamortized debt issuance costs	(616)	(845)	(673)
Term Loan A-2, net	264,134	278,905	267,827

Total long-term debt	274,497	572,065	349,822
Less current portion	15,000	99,000	96,000
Long-term debt, less current portion	$259,497	$473,065	$253,822

Revolving Credit Facility — On December 23, 2024, the Company entered into a Loan and Security Agreement (the “Agreement”), with Wells Fargo Bank, National Association as agent for the various lenders of a senior revolving credit facility of up to $450.0 million that is seasonally adjusted to a maximum of $400.0 million during the months of April through July (the “Revolver”).

The Agreement refinanced and replaced in its entirety the Fourth Amended and Restated Loan and Security Agreement dated as of March 24, 2021, as amended from time to time, with Bank of America, N.A. as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (the “2021 Agreement”). The Agreement maintains many of the key characteristics of the 2021 Agreement including the variable interest rate based on SOFR plus an applicable margin, type of collateral, borrowing base requirements and financial covenant calculation, if applicable. In connection with the Revolver refinance, the Company incurred $1.6 million of debt issuance costs which will be deferred over the term of the Revolver and amortized on a straight-line basis.

The Revolver is secured by substantially all of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables the Company packages. The majority of vegetable inventories are produced during the months of June through November and are then sold over the following twelve months. Payment terms for vegetable produce are generally three months but may vary and range from approximately one to seven months. Therefore, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The interest rate benchmark for borrowings under the Revolver is based upon SOFR plus an applicable margin, as defined in the Agreement. In order to maintain availability of funds under the revolving credit facility, the Company pays a commitment fee on the unused portion of the Revolver. As of June 28, 2025, the unused portion of the Revolver was $389.1 million. The Revolver has a five-year term and matures on December 24, 2029. Accordingly, the Revolver balance is included in long-term debt on the accompanying condensed consolidated balance sheets.

The Revolver contains customary affirmative and negative covenants, including covenants that restrict, with specific exceptions, the Company’s ability to incur additional indebtedness, incur liens, pay dividends on the Company’s capital stock, make other restricted payments, including investments, transfer all or substantially all of the Company’s assets, enter into consolidations or mergers, and enter into transactions with affiliates. The Revolver also requires the Company to meet a financial covenant related to a minimum fixed charge coverage ratio if (a) an event of default under the Agreement has occurred or (b) availability under the credit facility is less than the greater of (i) 10% of the commitments then in effect and (ii) $30.0 million.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes certain quantitative data for Revolver borrowings during fiscal year 2026 and fiscal year 2025 (in thousands):

	As of:
	June 28,	June 29,	March 31,
	2025	2024	2025
Outstanding borrowings	$10,363	$209,189	$1,000
Interest rate	5.64%	6.94%	5.83%

	Three Months Ended
	June 28,	June 29,
	2025	2024
Maximum amount of borrowings drawn during the period	$15,717	$233,063
Average outstanding borrowings	$3,818	$217,005
Weighted average interest rate	5.61%	6.93%

Term Loans — On January 20, 2023, the Company entered into a Second Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA (the “Term Loan Agreement”) which governs two term loans, as summarized below:

Term Loan A-1: The Term Loan Agreement provides for the continuation of a $100.00 million unsecured term loan with a maturity date of June 1, 2025 and fixed interest rate of 3.3012%. Quarterly principal payments are $1.0 million on Term Loan A-1. Upon maturity, the Company paid the Term Loan A-1 in full using available cash on hand.

Term Loan A-2: The Term Loan Agreement adds an additional term loan in the amount of $175.0 million that will mature on January 20, 2028, and is secured by a portion of the Company’s property, plant and equipment. Term Loan A-2 bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Term Loan A-2 in the amount of $1.5 million commenced on March 1, 2023. The Company’s historical practice is to hold term debt until maturity. The Company expects to maintain or have access to sufficient liquidity to retire or refinance long-term debt at maturity or otherwise, from operating cash flows, access to the capital markets, and its Revolver. The Company continuously evaluates opportunities to refinance its debt; however, any refinancing is subject to market conditions and other factors, including financing options that may be available to the Company from time to time, and there can be no assurance that the Company will be able to successfully refinance any debt on commercially acceptable terms, if at all.

On May 23, 2023, the Term Loan Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment which amends, restates and replaces in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continued all aspects of Term Loan A-1, as defined in the Term Loan Agreement, through the maturity date of such loan. As of June 28, 2025, the interest rate on Amended Term Loan A-2 was 6.57%.

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

As of June 28, 2025, the Company was in compliance with all covenants for its revolving credit facility and term loan agreement.

Standby Letters of Credit — The Company has standby letters of credit for certain insurance-related requirements. The majority of the Company’s standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On June 28, 2025, the Company had $0.6 million in outstanding standby letters of credit. These standby letters of credit are supported by the Company’s Revolver and reduce borrowings available under the Revolver.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Leases

The Company determines whether an arrangement is a lease at inception of the agreement. Presently, the Company leases land, machinery and equipment under various operating and finance leases.

Right-of-use (“ROU”) assets represent the Company’s right to use the underlying assets for the lease term, and lease obligations represent the net present value of the Company’s obligation to make payments arising from these leases. ROU assets and lease obligations are recognized at commencement date based on the present value of lease payments over the lease term using the implicit lease interest rate or, when unknown, an incremental borrowing rate based on the information available at commencement date or April 1, 2019 for leases that commenced prior to that date. ROU assets and lease obligations for the Company’s operating and finance leases are disclosed separately in the Company’s condensed consolidated balance sheets.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Lease cost:
Amortization of right-of-use assets	$904	$1,127
Interest on lease obligations	112	154
Finance lease cost	1,016	1,281
Operating lease cost	1,087	1,832
Short-term lease cost	3,683	2,745
Total lease cost	$5,786	$5,858

Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$112	$154
Operating cash flows from operating leases	2,066	3,089
Financing cash flows from finance leases	1,023	1,390
	$3,201	$4,633

Right-of-use assets obtained in exchange for new finance lease obligations	$-	$-
Right-of-use assets obtained in exchange for new operating lease obligations	$1,955	$1,391
Right-of-use assets derecognized upon early termination of finance leases	$2	$-
Right-of-use assets derecognized upon early termination of operating leases	$57	$5,627
Weighted-average lease term (years):
Finance leases	3.7	4.2
Operating leases	4.1	4.6
Weighted-average discount rate (percentage):
Finance leases	4.2%	4.0%
Operating leases	5.2%	4.9%

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Undiscounted future lease payments under non-cancelable operating and finance leases, along with a reconciliation of undiscounted cash flows to operating and finance lease obligations, respectively, as of June 28, 2025 were as follows (in thousands):

Years ending March 31:	Operating	Finance
Balance of 2026	$2,066	$3,132
2027	3,010	3,218
2028	2,512	2,811
2029	1,455	1,659
2030	1,112	923
2031 and thereafter	1,015	383
Total minimum payment required	11,170	12,126
Less interest	1,090	903
Present value of minimum lease payments	10,080	11,223
Amount due within one year	3,083	3,664
Long-term lease obligations	$6,997	$7,559

8.	Income Taxes

The Company’s effective tax rate was 24.5% and 23.3% for the three months ended June 28, 2025 and June 29, 2024, respectively. The effective tax rate increased in the current quarter partially driven by the impact of lower federal credits and higher earnings before income taxes as compared to the prior year quarter which increased the effective rate by 0.4%. The prior year quarter also benefited from interest received on a federal income tax refund, which resulted in a 0.7% increase in the current quarter effective rate on a comparative basis. The effective tax rate was further increased in the current quarter by additional state tax filings and partially offset by a decrease in the valuation allowance related to the usage of state tax credits.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is in the process of analyzing the impact on its consolidated financial statements.

9.	Retirement Plans

The net periodic (benefit) cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Service cost including administrative expenses	$1,323	$1,591
Interest cost	2,912	2,942
Expected return on plan assets	(4,820)	(4,423)
Amortization of net loss	-	76
Amortization of prior service cost	2	2
Net periodic pension (benefit) cost	$(583)	$188

There were no pension contributions made during the three months ended June 28, 2025 and June 29, 2024.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Stockholders’ Equity

During the three months ended June 28, 2025, the Company repurchased 41,937 shares of its Class A Common Stock at a cost of $3.8 million, which are included in treasury stock in the condensed consolidated balance sheets. During the three months ended June 29, 2024, the Company repurchased 117,262 shares of its Class A Common Stock at a cost of $6.6 million. The Company did not repurchase any of its Class B Common Stock in either three-month period. As of June 28, 2025, there are 5,347,238 shares or $214.4 million of repurchased stock being held as treasury stock. These shares are not considered outstanding and the Company accounts for treasury stock under the cost method.

11.	Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, refundable income taxes, accounts payable, note payable, income taxes payable, and accrued expenses are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term maturity of these instruments.

Utilizing the fair value hierarchy, the Company determines fair value of money market funds using Level 1 inputs of quoted prices in active markets. Fair value of commercial paper is determined by using Level 2 inputs of quoted prices for similar assets in active markets.

On a quarterly basis, the Company estimates the fair values for financial instruments that are recorded at carrying value on the condensed consolidated balance sheets. The estimated fair value for long-term debt and finance obligation (classified as Level 2 in the fair value hierarchy) is determined by the quoted market prices for similar debt (comparable to the Company’s financial strength) or current rates offered to the Company for debt with the same maturities. Since quoted prices for identical instruments in active markets are not available (Level 1), the Company makes use of observable market-based inputs to calculate fair value, which is Level 2.

The carrying value and estimated fair value of the Company’s long-term debt and finance obligation are summarized as follows (in thousands):

	As of:
	June 28,	June 29,	March 31,
	2025	2024	2025
Carrying value	$293,908	$572,065	$369,878
Fair value	$293,419	$567,442	$364,276

12.	Segment Information

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

Earnings (loss) before income taxes is utilized by the CODM to assess the profitability of the business. The CODM uses this information in making key operational decisions, including but not limited to, approval of annual budgets, expanding into new markets or product categories, pursuing business acquisitions or divestures, and initiating major capital expenditures. Analysis of current and historical trends of segment performance, including consideration of known favorable or unfavorable factors that contributed to the financial results for a given period, may also be performed as part of the process. The Company’s business strategies are prioritized and assessed to determine how resources should be allocated to achieve the initiatives and the associated impact on segment performance.

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

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes segment earnings before income taxes and significant segment expenses (in thousands):

		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Three months ended June 28, 2025
Net sales (1)	$270,288	$21,605	$5,565	$297,458	$-	$297,458
Cost of products sold	247,679	17,166	2,600	267,445	(11,798)	255,647
Selling and advertising expense (2)	7,339	510	61	7,910	-	7,910
General and administrative expense	7,515	813	2,500	10,828	-	10,828
Other segment items (3)	(132)	-	(1,916)	(2,048)	-	(2,048)
Interest expense, net	3,981	304	1,125	5,410	-	5,410
Earnings before income taxes	$3,906	$2,812	$1,195	$7,913	$11,798	$19,711
Income taxes						4,826
Net earnings						$14,885

Additional segment disclosures:
Depreciation and amortization (4)	$8,989	$839	$1,245	$11,073	$-	$11,073
Capital expenditures (5)	$9,570	$1,215	$-	$10,785	$-	$10,785
Total assets	$1,390,427	$114,096	$2,279	$1,506,802	$(347,458)	$1,159,344

Three months ended June 29, 2024
Net sales (1)	$279,083	$21,706	$3,938	$304,727	$-	$304,727
Cost of products sold	246,195	17,652	1,107	264,954	(2,918)	262,036
Selling and advertising expense (2)	6,802	548	78	7,428	-	7,428
General and administrative expense	6,375	841	2,836	10,052	-	10,052
Other segment items (3)	(232)	-	(1,403)	(1,635)	-	(1,635)
Interest expense, net	8,601	663	1,081	10,345	-	10,345
Earnings before income taxes	$11,342	$2,002	$239	$13,583	$2,918	$16,501
Income taxes						3,840
Net earnings						$12,661

Additional segment disclosures:
Depreciation and amortization (4)	$8,527	$841	$1,451	$10,819	$-	$10,819
Capital expenditures (5)	$12,002	$261	$-	$12,263	$-	$12,263
Total assets	$1,579,664	$107,739	$3,586	$1,690,989	$(321,864)	$1,369,125

The following footnotes should be read in connection with the segment disclosure table shown above:

(1)

Information received by the CODM as part of net sales includes trade promotion costs representing amounts paid to retailers for shelf space, to obtain favorable display positions, and to offer temporary price reductions for the sale of the Company's products to consumers.

(2)

Information received by the CODM as part of selling and advertising expenses includes direct selling expenses such as brokerage costs, sales force employee compensation, and costs incurred to execute sales to customers.

(3)

Other segment items include other operating (income) expense, net and other non-operating income, each of which are not considered to be significant segment expenses. These amounts are combined into one line for purposes of reconciling to the reported measure of earnings before income taxes.

(4)

Depreciation and amortization are required to be disclosed as both amounts are included in the reported measure of earnings (loss) before income taxes. The amounts are not considered to be significant segment expenses and therefore are shown separately as an additional segment disclosure. Depreciation and amortization are included within the line items for cost of products sold and general and administrative expense.

(5)

Capital expenditures represent fixed asset additions recorded during the respective interim period, regardless of payment timing. The total shown for each interim period reconciles to amounts reported on the condensed consolidated statements of cash flows within the sections for net cash used in investing activities and supplemental noncash transaction information.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Legal Proceedings, Other Contingencies, and Commitments

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

The Company has posted a surety bond and a surety-backed letter of credit which serve as collateral for its workers’ compensation policy. The primary purpose of these instruments is to indemnify the beneficiary should the Company be unable to fulfill its obligations for claims asserted under the workers’ compensation policy. Both the surety bond and the surety-backed letter of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. As of June 28, 2025, the available undrawn amount of the surety bond and the surety-backed letter of credit was $4.0 million and $13.8 million, respectively. The Company is not aware of any outstanding claims made against either of these instruments.

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

We experienced material cost increases to various production inputs during the last several years due to a number of factors, including but not limited to, supply chain disruptions, steel supply and pricing, raw material shortages, labor shortages, and the conflict between Russia and Ukraine. While we have no direct exposure to this foreign conflict, it had a negative impact on the global economy which increased certain of our input costs. While some of the factors mentioned above have started to ease and stabilize, our costs remain elevated as compared to historical levels.

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

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Canned vegetables	$247,351	$253,749
Frozen vegetables	22,937	25,334
Fruit products	18,050	18,841
Snack products	3,555	2,865
Other	5,565	3,938
Total	$297,458	$304,727

Three Months Ended June 28, 2025 and June 29, 2024

Net sales totaled $297.5 million for the three months ended June 28, 2025 as compared with $304.7 million for the three months ended June 29, 2024. The overall net sales decrease of $7.2 million, or 2.4%, was driven by lower sales volumes contributing a decrease of $13.6 million, partially offset by higher selling prices and the impact of product mix which contributed a favorable $6.4 million as compared to the prior year quarter.

Net sales of canned vegetables and frozen vegetables decreased by a combined $8.8 million over the prior year quarter. The categories experienced a decrease in sales volume equating to $14.2 million, which was partially offset by $5.4 million from higher pricing. Net sales in the fruit products category decreased $0.8 million largely driven by lower selling prices and product mix. The snack products category contributed a net sales increase of $0.7 million mainly due to higher sales volume. Lastly, net sales attributable to the other category increased $1.6 million as compared to the prior year quarter for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales (percentages shown as absolute values):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Gross margin	14.1%	14.0%
Selling, general, and administrative expense	6.3%	5.7%
Other operating income, net	0.0%	0.1%
Operating income	7.8%	8.3%
Other non-operating income	0.6%	0.5%
Interest expense, net	1.8%	3.4%
Income taxes	1.6%	1.3%

Three Months Ended June 28, 2025 and June 29, 2024

Gross Margin: Gross margin for the three months ended June 28, 2025 was 14.1% as compared to 14.0% for the three months ended June 29, 2024. Gross margin was relatively flat when comparing the year-over-year quarterly periods because although the Company continues to experience elevated costs in fiscal year 2026, the current quarter benefited from a larger LIFO credit thereby reducing the cost of products sold. The Company’s LIFO credit for the three months ended June 28, 2025 was $11.8 million as compared to a LIFO credit of $2.9 million for the three months ended June 29, 2024. Finished goods sold by the Company during the current quarter consisted of products produced during the preceding year seasonal pack, which have a higher cost on a per unit basis as compared to finished goods sold during the prior year quarter. Refer to the business trends section above and the material cash requirements section below for additional discussion of the factors impacting the respective seasonal pack.

Selling, General, and Administrative: Selling, general and administrative expense for the three months ended June 28, 2025 increased $1.3 million from the three months ended June 29, 2024. Selling, general, and administrative expense as a percentage of net sales for the three months ended June 28, 2025, was 6.3% as compared with 5.7% for the prior year quarter. The increase in selling, general, and administrative expense as a percentage of net sales was mainly driven by the decrease in net sales and the fixed nature of certain expenses.

Other Operating Income, net: The Company had net other operating income of $0.1 million during the three months ended June 28, 2025, which was driven primarily by the sale of various spare equipment. During the three months ended June 29, 2024, the Company had net other operating income of $0.2 million, which was driven primarily by the sale of a small portion of land in the Midwest.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $1.9 million and $1.4 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 1.8% for the three months ended June 28, 2025, as compared to 3.4% for the three months ended June 29, 2024. Interest expense decreased from $10.3 million in the prior year quarter to $5.4 million in the current quarter primarily driven by lower average borrowings outstanding under the Company’s revolving credit facility and a lower weighted average interest rate as compared to the prior year quarter.

Income Taxes:

The Company’s effective tax rate was 24.5% and 23.3% for the three months ended June 28, 2025 and June 29, 2024, respectively. The effective tax rate increased in the current quarter partially driven by the impact of lower federal credits and higher earnings before income taxes as compared to the prior year quarter which increased the effective rate by 0.4%. The prior year quarter also benefited from interest received on a federal income tax refund, which resulted in a 0.7% increase in the current quarter effective rate on a comparative basis. The effective tax rate was further increased in the current quarter by additional state tax filings and partially offset by a decrease in the valuation allowance related to the usage of state tax credits.

Liquidity and Capital Resources

Selected financial data of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	June 28,	June 29,	March 31,	March 31,
	2025	2024	2025	2024
Working capital:
Balance	$553,969	$706,172	$541,096	$815,980
Change in quarter	$12,873	$(109,808)
Current portion of long-term debt, finance and lease obligations	$24,419	$107,440	$105,692	$30,090
Long-term debt	$259,497	$473,065	$253,822	$585,786
Operating lease obligations	$6,997	$8,925	$6,924	$13,758
Financing lease obligations	$7,559	$11,231	$8,377	$12,259
Finance obligation	$16,739	$-	$17,421	$-
Total stockholders' equity per equivalent common share (1)	$92.85	$83.91	$90.70	$81.69
Stockholders' equity per common share	$93.82	$84.78	$91.63	$82.51
Current ratio	4.11	3.83	3.52	6.40

(1)

Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 10 of the Notes to Consolidated Financial Statements of the Company’s 2025 Annual Report on Form 10-K for conversion details.

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

From the standpoint of available inventory, the Company’s larger seasonal pack sizes in fiscal year 2024 driven by favorable growing conditions, coupled with lower sales, resulted in higher inventory levels for finished goods as of the end of fiscal year 2024. These higher inventory levels provided the Company with additional availability of products leading into fiscal year 2025, resulting in a lower planned seasonal pack and the opportunity to normalize working capital trends, specifically surrounding inventory.

During fiscal year 2025, the Company experienced an easing of working capital needs driven by the factors previously mentioned. However, adverse weather conditions during the planting and harvesting seasons had a notable impact, especially in the upper Midwest where the Company has its primary growing region. Challenging growing conditions and reduced crop yields resulted in a seasonal pack lower than originally planned. This in turn resulted in a higher-cost seasonal pack on a per unit basis for fiscal year 2025; however, the overall costs from a cash requirements perspective are favorable as compared to the preceding fiscal years.

With fiscal year 2026 underway and the early stages of the Company’s seasonal pack commencing during the current quarter, the principal focus will be on working capital needs to fund the pack as it progresses and inventory levels are replenished from the prior year lower pack size.

The Company believes that its operations along with existing liquidity sources will satisfy its cash requirements for at least the next twelve months. The Company has borrowed funds and continues to believe that it has the ability to do so at reasonable interest rates; however additional borrowings would result in increased interest expense. The Company does not have any off-balance sheet financing arrangements.

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024
Cash provided by operating activities	$53,696	$50,332
Cash used in investing activities	(11,173)	(13,377)
Cash used in financing activities	(80,841)	(35,833)
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,318)	1,122
Cash, cash equivalents and restricted cash, beginning of period	50,390	11,853
Cash, cash equivalents and restricted cash, end of period	$12,072	$12,975

Net Cash Provided by Operating Activities: For the three months ended June 28, 2025, cash provided by operating activities was $53.7 million, which consisted of $38.9 million from changes in operating assets and liabilities, coupled with net earnings of $14.9 million and partially offset by non-cash charges of $0.1 million. The non-cash charges were mainly comprised of $11.1 million of depreciation and amortization and $0.9 million of non-cash lease expense, largely offset by a $11.8 million LIFO credit. The change in operating assets and liabilities was mainly impacted by inventories being a use of cash as the early stages of the Company’s seasonal pack commenced during the quarter.

For the three months ended June 29, 2024, cash provided by operating activities was $50.3 million, which consisted of $28.3 million for operating assets and liabilities, coupled with net earnings of $12.7 million and non-cash charges of $9.3 million. The non-cash charges were largely driven by $10.8 million of depreciation and amortization and $1.6 million of non-cash lease expense, partially offset by a $2.9 million LIFO credit. The change in operating assets and liabilities was due to inventories contributing favorably as the strategic approach discussed above within the material cash requirements section resulted in lower working capital needs, especially for steel, during the prior year three-month period.

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

Net Cash Used in Investing Activities: Net cash used in investing activities was $11.2 million for the three months ended June 28, 2025, and consisted of cash used for capital expenditures of $11.3 million, partially offset by proceeds from the sale of assets totaling $0.1 million.

Net cash used in investing activities was $13.4 million for the three months ended June 29, 2024, and consisted of cash used for capital expenditures of $12.1 million and $1.7 million paid as deposits to vendors for a new can manufacturing line. Partially offsetting those amounts, the Company received proceeds from the sale of assets totaling $0.4 million.

Net Cash Used in Financing Activities: Net cash used in financing activities was $80.8 million for the three months ended June 28, 2025, driven primarily by payments of $85.4 million on its term loans and finance obligation. This included full payment of $81.0 million for the Term Loan A-1 upon maturity during the current quarter. The Company also used cash of $3.8 million to purchase treasury stock and made payments of $1.0 million on finance leases. Partially offsetting the cash outflows, the Company had net borrowings of $9.4 million on its revolving credit facility.

Net cash used in financing activities was $35.8 million for the three months ended June 29, 2024, driven primarily by a net paydown on the Company’s revolving credit facility of $28.0 million and term loan payments of $4.8 million during the quarter. Additionally, the Company used cash of $6.6 million to purchase treasury stock and made payments of $1.4 million on finance leases. Partially offsetting the payments was a $5.0 million increase in the note payable borrowings associated with the Company’s new can manufacturing line.

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

The Company’s fruit and vegetable sales exhibit seasonal increases in the third fiscal quarter due to increased retail demand during the holiday season. In addition, the Company sells canned and frozen vegetables to a co-pack customer on a bill and hold basis during the pack cycle, which typically occurs in the second and third quarters. Given the seasonal nature of the Company’s sales, the accounts receivable balance typically reaches its highest point at the end of the second fiscal quarter.

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

Adjusted net earnings are calculated on a FIFO basis which excludes the impact from the application of LIFO. Set forth below is a reconciliation of reported net earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Earnings before income taxes, as reported	$19,711	$16,501
LIFO credit	(11,798)	(2,918)
Adjusted earnings before income taxes	7,913	13,583
Income taxes (1)	1,900	3,125
Adjusted net earnings	$6,013	$10,458

(1)

For the three months ended June 28, 2025 and June 29, 2024, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $4.8 million and $3.8 million, respectively, and applying the statutory tax rates of 24.8% and 24.5%, respectively, for each of the respective periods to the pre-tax LIFO credit.

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

Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Net earnings	$14,885	$12,661
Income taxes	4,826	3,840
Interest expense, net	5,410	10,345
Depreciation and amortization (1)	12,022	12,446
Interest amortization (2)	(154)	(115)
EBITDA	36,989	39,177
LIFO credit	(11,798)	(2,918)
FIFO EBITDA	$25,191	$36,259

(1)	Includes non-cash lease expense consistent with financial covenant calculations.
(2)	Reconciling item needed to exclude debt issuance cost amortization from the amount shown for interest expense.

New Accounting Standards

Refer to Note 1, “Basis of Preparation and Presentation”, to the Condensed Consolidated Financial Statements contained herein.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025. There were no material changes to the Company's critical accounting policies or estimates during the three months ended June 28, 2025.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seeks," "should," "likely," "targets," "may," "can" and variations thereof and similar expressions. Forward-looking statements are subject to known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. We believe important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

●	the effects of rising costs and availability of raw fruit and vegetables, steel, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	the impact of tariffs and other governmental trade restrictions;
●	an overall labor shortage, ability to retain a sufficient seasonal workforce, lack of skilled labor, labor inflation or increased turnover impacting our ability to recruit and retain employees;
●	climate and weather affecting growing conditions and crop yields;
●	our ability to successfully implement sales price increases and cost saving measures to offset cost increases;
●	the loss of significant customers or a substantial reduction in orders from these customers;
●	effectiveness of our marketing and trade promotion programs;
●	competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	the impact of a pandemic on our business, suppliers, customers, consumers and employees;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	product liability claims;
●	the anticipated needs for, and the availability of, cash;
●	the availability of financing;
●	leverage and the ability to service and reduce debt;
●	foreign currency exchange and interest rate fluctuations;
●	the risks associated with the expansion of our business;
●	the ability to successfully integrate acquisitions into our operations;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	other factors that affect the food industry generally, including:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. There have been no material changes to the Company’s exposure to market risk since March 31, 2025. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility and Amended Term Loan A-2. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate lease obligations.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 28, 2025, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 13, “Legal Proceedings, Other Contingencies, and Commitments,” to the Condensed Consolidated Financial Statements contained herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report Form 10-K for the period ended March 31, 2025, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price			Maximum Number
	Shares Purchased		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
04/01/2025 –
04/30/2025 (1)	11,925	-	$88.88	-	-
05/01/2025 –
05/31/2025		-		-	-
06/01/2025 –
06/30/2025 (1)	30,012	-	$90.42	-	19,212
Total	41,937	-	$89.98	-	19,212	342,666

(1)

Includes 11,925 shares and 10,800 shares, respectively, that were purchased from the Seneca Foods Corporation Employees' Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended June 28, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1 *	Amended and Restated Seneca Foods Corporation Executive Profit Sharing Bonus Plan (filed herewith)
10.2 *	Amended and Restated Seneca Foods Corporation Manager Profit Sharing Bonus Plan (filed herewith)
31.1	Certification of Paul L. Palmby pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael S. Wolcott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates management or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA FOODS CORPORATION

By:	/s/ Paul L. Palmby
Paul L. Palmby
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2025

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

August 7, 2025