Form 10-Q
period 2025-09-27
Seneca Foods Corp
filed 2025-11-05
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 24, 2025 are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,282,966
Common Stock Class B, $0.25 Par	1,561,783

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 27, 2025	September 28, 2024	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$18,134	$9,545	$42,685
Restricted cash	-	7,522	7,705
Accounts receivable, net of allowance for credit losses of $93, $131 and $71, respectively	123,512	108,533	96,330
Inventories	786,524	944,887	603,955
Refundable income taxes	1,216	4,370	672
Other current assets	9,427	3,110	4,307
Total current assets	938,813	1,077,967	755,654
Property, plant and equipment, net	324,016	325,860	324,768
Right-of-use assets operating, net	10,098	10,667	10,004
Right-of-use assets finance, net	11,416	16,209	13,224
Pension assets	76,900	52,066	75,733
Other assets	1,855	658	2,046
Total assets	$1,363,098	$1,483,427	$1,181,429

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$244,053	$213,015	$43,580
Deferred revenue	14,479	10,060	11,140
Accrued vacation	13,383	11,844	12,942
Accrued payroll	25,756	19,725	10,926
Income taxes payable	3,482	5,900	1,686
Other accrued expenses	37,671	39,554	28,592
Current portion of long-term debt, finance and lease obligations	24,049	107,891	105,692
Total current liabilities	362,873	407,989	214,558
Long-term debt	246,441	406,612	253,822
Operating lease obligations	6,365	6,660	6,924
Finance lease obligations	6,821	9,973	8,377
Finance obligation	16,048	18,830	17,421
Deferred income tax liability, net	38,113	20,711	32,282
Other liabilities	13,560	13,710	15,022
Total liabilities	690,221	884,485	548,406
Commitments and contingencies
Stockholders' equity:
Preferred stock	331	351	346
Common stock	3,052	3,051	3,051
Additional paid-in capital	102,489	100,512	102,376
Treasury stock, at cost	(215,526)	(210,098)	(210,669)
Accumulated other comprehensive loss	(7,836)	(25,380)	(7,836)
Retained earnings	790,367	730,506	745,755
Total stockholders' equity	672,877	598,942	633,023
Total liabilities and stockholders’ equity	$1,363,098	$1,483,427	$1,181,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$460,022	$425,465	$757,480	$730,192

Costs and expenses:
Cost of products sold	398,155	382,594	653,802	644,630
Selling, general, and administrative expense	20,548	18,068	39,286	35,548
Other operating (income) expense, net	(153)	124	(295)	(108)
Total costs and expenses	418,550	400,786	692,793	680,070
Operating income	41,472	24,679	64,687	50,122
Other income and expenses:
Other non-operating income	(1,906)	(1,402)	(3,812)	(2,805)
Interest expense, net	4,684	9,013	10,094	19,358
Earnings before income taxes	38,694	17,068	58,405	33,569
Income taxes	8,955	3,765	13,781	7,605
Net earnings	$29,739	$13,303	$44,624	$25,964

Earnings per share:
Basic	$4.33	$1.92	$6.49	$3.74
Diluted	$4.29	$1.90	$6.43	$3.70

Weighted average common shares outstanding:
Basic	6,858	6,915	6,870	6,938
Diluted	6,925	6,982	6,937	7,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Comprehensive income:
Net earnings	$29,739	$13,303	$44,624	$25,964
Total	$29,739	$13,303	$44,624	$25,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net earnings	$44,624	$25,964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,497	22,030
Non-cash lease expense	1,948	2,932
LIFO (credit) charge	(19,472)	12,059
Deferred income taxes	5,831	(3,609)
Gain on the sale of assets	(178)	(332)
Stock-based compensation expense	114	81
Pension (benefit) cost	(1,167)	376
Changes in operating assets and liabilities:
Accounts receivable	(27,182)	(28,766)
Inventories	(163,097)	(84,254)
Other assets	(5,159)	(498)
Accounts payable	200,473	172,689
Accrued expenses and other	22,557	8,314
Income taxes	1,252	(1,118)
Net cash provided by operating activities	83,041	125,868
Cash flows from investing activities:
Additions to property, plant and equipment	(18,836)	(17,657)
Proceeds from the sale of assets	261	407
Increase in non-current deposits	-	(2,666)
Net cash used in investing activities	(18,575)	(19,916)
Cash flows from financing activities:
Borrowings under revolving credit facility	48,227	231,744
Repayments under revolving credit facility	(48,227)	(322,548)
Borrowings under term loans, finance obligation and note payable	-	12,394
Payments on term loans and finance obligation	(89,799)	(9,500)
Payments on finance leases	(2,054)	(2,825)
Purchase of treasury stock	(4,857)	(9,991)
Dividends	(12)	(12)
Net cash used in financing activities	(96,722)	(100,738)

Net (decrease) increase in cash, cash equivalents and restricted cash	(32,256)	5,214
Cash, cash equivalents and restricted cash, beginning of the period	50,390	11,853
Cash, cash equivalents and restricted cash, end of the period	$18,134	$17,067

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$10,956	$19,780
Cash paid for income taxes, net	$7,268	$12,406
Non-cash transactions:
Exchange of note payable for finance obligation and non-current deposits for property, plant and equipment	$-	$21,320
Right-of-use assets obtained in exchange for lease obligations	$2,116	$2,117
Right-of-use assets derecognized upon early lease termination	$76	$8,230
Assets acquired from exercise of finance lease purchase options, net of accumulated depreciation	$-	$1,739
Property, plant and equipment purchased on account	$834	$421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings	Total
First Quarter FY 2025:
Balance, March 31, 2024	$351	$3,050	$100,425	$(200,107)	$(25,380)	$704,554	$582,893
Net earnings	-	-	-	-	-	12,661	12,661
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	7	-	-	-	7
Equity incentive program	-	-	37	-	-	-	37
Purchase treasury stock	-	-	-	(6,640)	-	-	(6,640)
Balance, June 29, 2024	$351	$3,050	$100,469	$(206,747)	$(25,380)	$717,203	$588,946

Second Quarter FY 2025:
Net earnings	-	-	-	-	-	13,303	13,303
Equity incentive program	-	1	43	-	-	-	44
Purchase treasury stock	-	-	-	(3,351)	-	-	(3,351)
Balance, September 28, 2024	$351	$3,051	$100,512	$(210,098)	$(25,380)	$730,506	$598,942

First Quarter FY 2026:
Balance, March 31, 2025	$346	$3,051	$102,376	$(210,669)	$(7,836)	$745,755	$633,023
Net earnings	-	-	-	-	-	14,885	14,885
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	3	-	-	-	3
Equity incentive program	-	-	47	-	-	-	47
Purchase treasury stock	-	-	-	(3,774)	-	-	(3,774)
Balance, June 28, 2025	$346	$3,051	$102,426	$(214,443)	$(7,836)	$760,628	$644,172

Second Quarter FY 2026:
Net earnings	-	-	-	-	-	29,739	29,739
Equity incentive program	-	-	49	-	-	-	49
Preferred stock conversion	(15)	1	14	-	-	-	-
Purchase treasury stock	-	-	-	(1,083)	-	-	(1,083)
Balance, September 27, 2025	$331	$3,052	$102,489	$(215,526)	$(7,836)	$790,367	$672,877

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
September 27, 2025	200,000	1,400,000	6,602	20,000,000	10,000,000
Shares outstanding:
September 27, 2025	200,000	807,240	6,602	5,293,171	1,562,195

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

Cash, Cash Equivalents and Restricted Cash — During the six months ended September 27, 2025, the restricted cash balance held in trust as collateral for the Company’s workers’ compensation insurance policy was released and transferred to cash and cash equivalents. The collateral was replaced with a surety bond and a surety-backed letter of credit, refer to Note 13 for additional information. The following table reconciles cash, cash equivalents and restricted cash as reported on the condensed consolidated balance sheets to the total amounts shown in the Company’s condensed consolidated statements of cash flows (in thousands).

	As of:
	September 27,	September 28,	March 31,
	2025	2024	2025
Cash and cash equivalents	$18,134	$9,545	$42,685
Restricted cash	-	7,522	7,705
Total cash, cash equivalents and restricted cash	$18,134	$17,067	$50,390

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Receivables Purchase Program — On August 12, 2025, the Company entered into a receivables purchase agreement (the “RPA”) with Wells Fargo Bank, N.A. to sell certain accounts receivable at a discount in exchange for cash (the “Program”). The discount is based upon the Secured Overnight Financing Rate ("SOFR") plus 1.00%. The RPA has an outstanding purchase limit of $50.0 million and can be terminated by either party with 30 days’ notice. The Company has no retained ownership interest in the transferred receivables; however, under the RPA, the Company does have collection and administrative responsibilities in its role as servicer of the receivables sold. The Program is used by the Company to manage liquidity and provide working capital flexibility in a cost-effective manner. There was no activity under the Program during the six months ended September 27, 2025.

Recently Issued Accounting Pronouncements — In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2026, and is in the process of analyzing the impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2027, and is in the process of analyzing the impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company plans to adopt this pronouncement when it becomes effective for the fiscal year ending March 31, 2026 annual reporting and is in the process of analyzing the impact on its consolidated financial statements.

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

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Canned vegetables	$377,328	$351,268	$624,679	$605,017
Frozen vegetables	44,871	39,086	67,808	64,420
Fruit products	22,786	22,315	40,836	41,156
Snack products	4,965	4,038	8,520	6,903
Other	10,072	8,758	15,637	12,696
Total	$460,022	$425,465	$757,480	$730,192

As a result of certain contracts with customers, the Company has contract asset balances of $3.4 million, $0.7 million, and $1.1 million as of September 27, 2025, September 28, 2024, and March 31, 2025, respectively, which are recorded as part of other current assets on the condensed consolidated balance sheets. The Company has contract liabilities in the form of deferred revenue representing payments received from certain of its co-pack customers in advance of completion of the Company's respective performance obligations. The balance is comprised of prepaid case and labeling and storage services which have been collected from bill and hold sales, as well as amounts invoiced in accordance with the terms of a co-pack agreement.

The deferred revenue activity is shown in the following table (in thousands):

	Six Months Ended
	September 27,	September 28,
	2025	2024
Beginning balance	$11,140	$8,185
Deferral of revenue	15,387	9,994
Recognition of unearned revenue	(12,048)	(8,119)
Ending balance	$14,479	$10,060

3.	Earnings per Common Share

Earnings per share for the three and six months ended September 27, 2025 and September 28, 2024 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Basic
Net earnings	$29,739	$13,303	$44,624	$25,964
Deduct preferred stock dividends	-	-	12	12
Undistributed net earnings	29,739	13,303	44,612	25,952
Earnings attributable to participating preferred shareholders	29	16	47	31
Earnings attributable to common shareholders	$29,710	$13,287	$44,565	$25,921
Weighted average common shares outstanding	6,858	6,915	6,870	6,938
Basic earnings per common share	$4.33	$1.92	$6.49	$3.74

Diluted
Earnings attributable to common shareholders	$29,710	$13,287	$44,565	$25,921
Add dividends on convertible preferred stock	5	5	10	10
Earnings attributable to common stock on a diluted basis	$29,715	$13,292	$44,575	$25,931
Weighted average common shares outstanding - basic	6,858	6,915	6,870	6,938
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	6,925	6,982	6,937	7,005
Diluted earnings per common share	$4.29	$1.90	$6.43	$3.70

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Inventories

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

As of September 27, 2025, September 28, 2024, and March 31, 2025, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $339.8 million, $336.8 million, and $359.3 million, respectively. In order to state inventories at LIFO, the Company recorded a LIFO credit which decreased cost of products sold by $7.7 million and $19.5 million for the three and six months ended September 27, 2025, respectively. The Company recorded a LIFO charge which increased cost of products sold by $15.0 million and $12.1 million for the three and six months ended September 28, 2024, respectively.

The inventories by category and the impact of using the LIFO method are shown in the following table (in thousands):

	As of:
	September 27,	September 28,	March 31,
	2025	2024	2025
Finished products	$833,339	$965,937	$619,598
Work in process	93,452	110,904	106,006
Raw materials and supplies	199,517	204,887	237,607
	1,126,308	1,281,728	963,211
Less: excess of FIFO cost over LIFO cost	(339,784)	(336,841)	(359,256)
Total inventories	$786,524	$944,887	$603,955

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

		As of:
	September 27,	September 28,	March 31,
	2025	2024	2025
Land and land improvements	$54,003	$50,679	$52,339
Buildings and improvements	240,666	238,376	238,709
Machinery and equipment	519,968	498,540	502,223
Office equipment, furniture, vehicles and computer software	16,032	15,505	15,604
Construction in progress	13,198	9,499	16,177
Property, plant and equipment, cost	843,867	812,599	825,052
Less: accumulated depreciation	(519,851)	(486,739)	(500,284)
Property, plant and equipment, net	$324,016	$325,860	$324,768

Depreciation expense totaled $10.3 million and $9.9 million for the three months ended September 27, 2025 and September 28, 2024, respectively. For the six months ended September 27, 2025 and September 28, 2024, depreciation expense totaled $20.3 million and $19.4 million, respectively.

6.	Debt

Note Payable and Finance Obligation — During fiscal year 2024, the Company entered into an unsecured note payable with an individual lender for an interim financing arrangement associated with deposits paid to vendors for the installation of a new can manufacturing line located at one of the Company’s plant facilities. The note payable had a variable interest rate based upon SOFR plus 1.80% with interest payable monthly.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The finance obligation has a maturity date of September 14, 2031 and a monthly payment of $0.3 million which is comprised of principal and interest at a fixed rate of 5.56%. As of September 27, 2025, the principal balance of the finance obligation was $18.7 million, of which $2.7 million is included within the current portion of long-term debt, finance and lease obligations on the condensed consolidated balance sheet.

Long-term debt is comprised of the following (in thousands):

	As of:
	September 27,	September 28,	March 31,
	2025	2024	2025
Revolving credit facility	$1,000	$146,421	$1,000

Term loans
Term Loan A-1
Outstanding principal	-	83,000	81,000
Unamortized debt issuance costs	-	(21)	(5)
Term Loan A-1, net	-	82,979	80,995

Term Loan A-2
Outstanding principal	261,000	276,000	268,500
Unamortized debt issuance costs	(559)	(788)	(673)
Term Loan A-2, net	260,441	275,212	267,827

Total long-term debt	261,441	504,612	349,822
Less current portion	15,000	98,000	96,000
Long-term debt, less current portion	$246,441	$406,612	$253,822

Revolving Credit Facility — On December 23, 2024, the Company entered into a Loan and Security Agreement (the “Agreement”), with Wells Fargo Bank, N.A. as agent for the various lenders of a senior revolving credit facility of up to $450.0 million that is seasonally adjusted to a maximum of $400.0 million during the months of April through July (the “Revolver”).

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

The interest rate benchmark for borrowings under the Revolver is based upon SOFR plus an applicable margin, as defined in the Agreement. In order to maintain availability of funds under the revolving credit facility, the Company pays a commitment fee on the unused portion of the Revolver. As of September 27, 2025, the unused portion of the Revolver was $448.4 million. The Revolver has a five-year term and matures on December 24, 2029. Accordingly, the Revolver balance is included in long-term debt on the accompanying condensed consolidated balance sheets.

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

The following table summarizes certain quantitative data for Revolver borrowings during fiscal year 2026 and fiscal year 2025 (in thousands):

	As of:
	September 27,	September 28,	March 31,
	2025	2024	2025
Outstanding borrowings	$1,000	$146,421	$1,000
Interest rate	5.57%	6.76%	5.83%

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Maximum amount of borrowings drawn during the period	$10,363	$209,189	$15,717	$233,063
Average outstanding borrowings	$1,420	$172,039	$2,606	$194,398
Weighted average interest rate	5.65%	7.02%	5.62%	7.02%

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

On May 23, 2023, the Term Loan Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment which amends, restates and replaces in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continued all aspects of Term Loan A-1, as defined in the Term Loan Agreement, through the maturity date of such loan. As of September 27, 2025, the interest rate on Amended Term Loan A-2 was 5.91%.

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

As of September 27, 2025, the Company was in compliance with all covenants for its revolving credit facility and term loan agreement.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Standby Letters of Credit — The Company has standby letters of credit for certain insurance-related requirements. The majority of the Company’s standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. As of September 27, 2025, the Company had $0.6 million in outstanding standby letters of credit. These standby letters of credit are supported by the Company’s Revolver and reduce borrowings available under the Revolver.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Lease cost:
Amortization of right-of-use assets	$902	$1,179	$1,806	$2,306
Interest on lease obligations	104	207	216	361
Finance lease cost	1,006	1,386	2,022	2,667
Operating lease cost	1,127	1,442	2,214	3,274
Short-term lease cost	3,099	2,821	6,782	5,566
Total lease cost	$5,232	$5,649	$11,018	$11,507

Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases			$216	$361
Operating cash flows from operating leases			3,085	4,475
Financing cash flows from finance leases			2,054	2,825
			$5,355	$7,661

Right-of-use assets obtained in exchange for new finance lease obligations			$-	$-
Right-of-use assets obtained in exchange for new operating lease obligations			$2,116	$2,117
Right-of-use assets derecognized upon early termination of finance leases			$2	$8
Right-of-use assets derecognized upon early termination of operating leases			$74	$8,222
Weighted-average lease term (years):
Finance leases			3.5	4.1
Operating leases			4.0	4.3
Weighted-average discount rate (percentage):
Finance leases			4.2%	4.0%
Operating leases			5.2%	4.9%

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Undiscounted future lease payments under non-cancelable operating and finance leases, along with a reconciliation of undiscounted cash flows to operating and finance lease obligations, respectively, as of September 27, 2025 were as follows (in thousands):

Years ending March 31:	Operating	Finance
Balance of 2026	$1,094	$1,998
2027	3,060	3,218
2028	2,569	2,811
2029	1,455	1,659
2030	1,112	923
2031 and thereafter	1,015	384
Total minimum payment required	10,305	10,993
Less interest	973	799
Present value of minimum lease payments	9,332	10,194
Amount due within one year	2,967	3,373
Long-term lease obligations	$6,365	$6,821

8.	Income Taxes

The Company’s effective tax rate was 23.6% and 22.7% for the six months ended September 27, 2025 and September 28, 2024, respectively. The increase in the current six-month period is primarily driven by the impact of lower federal credits and higher earnings before income taxes as compared to the prior year six-month period, resulting in an increase of 1.4% to the effective tax rate. Additionally, the prior year six-month period benefited from interest received on a federal income tax refund, which resulted in a 0.3% increase in the current six-month period effective tax rate on a comparative basis. These increases were partially offset by the impact of statute expirations for a portion of uncertain tax benefits during the current six-month period which decreased the effective tax rate by 0.8%.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The corporate tax changes included in the OBBBA did not have a material impact on the Company’s effective income tax rate during the three months ended September 27, 2025, and it is not anticipated to have a material impact on the Company’s effective income tax rate in future periods. The OBBBA’s provisions for accelerated tax deductions will reduce the Company’s cash income tax requirements for the current fiscal year.

The Company's federal income tax returns for fiscal years after 2022 are subject to examination. The Company is currently involved in two state income tax audits covering fiscal year 2021 through fiscal year 2024. The Company is current on its federal and state tax returns.

9.	Retirement Plans

The net periodic (benefit) cost for the Company’s pension plan consisted of (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Service cost including administrative expenses	$1,323	$1,590	$2,645	$3,181
Interest cost	2,912	2,941	5,825	5,883
Expected return on plan assets	(4,818)	(4,422)	(9,637)	(8,845)
Amortization of net loss	-	76	-	152
Amortization of prior service cost	-	3	-	5
Net periodic pension (benefit) cost	$(583)	$188	$(1,167)	$376

There were no pension contributions made during the six months ended September 27, 2025 and September 28, 2024.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Stockholders’ Equity

During the six months ended September 27, 2025, the Company repurchased 52,477 shares of its Class A Common Stock at a cost of $4.9 million, which are included in treasury stock in the condensed consolidated balance sheets. During the six months ended September 28, 2024, the Company repurchased 173,379 shares of its Class A Common Stock at a cost of $10.0 million. The Company did not repurchase any of its Class B Common Stock in either six-month period. As of September 27, 2025, there are 5,357,778 shares or $215.5 million of repurchased stock being held as treasury stock. These shares are not considered outstanding and the Company accounts for treasury stock under the cost method.

11.	Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, refundable income taxes, accounts payable, income taxes payable, and accrued expenses are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term maturity of these instruments.

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

The carrying value and estimated fair value of the Company’s long-term debt and finance obligation are summarized as follows (in thousands):

	As of:
	September 27,	September 28,	March 31,
	2025	2024	2025
Carrying value	$280,198	$504,612	$369,878
Fair value	$280,212	$501,239	$364,276

12.	Segment Information

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

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes segment earnings before income taxes and significant segment expenses (in thousands):

		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Three months ended September 27, 2025
Net sales (1)	$422,199	$27,751	$10,072	$460,022	$-	$460,022
Cost of products sold	376,324	22,255	7,250	405,829	(7,674)	398,155
Selling and advertising expense (2)	8,558	722	54	9,334	-	9,334
General and administrative expense	7,414	797	3,003	11,214	-	11,214
Other segment items (3)	(107)	(20)	(1,932)	(2,059)	-	(2,059)
Interest expense (income), net	4,510	345	(171)	4,684	-	4,684
Earnings before income taxes	$25,500	$3,652	$1,868	$31,020	$7,674	$38,694
Income taxes						8,955
Net earnings						$29,739

Additional segment disclosures:
Depreciation and amortization (4)	$9,343	$843	$1,238	$11,424	$-	$11,424
Capital expenditures (5)	$8,551	$334	$-	$8,885	$-	$8,885
Total assets	$1,576,289	$124,389	$2,204	$1,702,882	$(339,784)	$1,363,098

Three months ended September 28, 2024
Net sales (1)	$390,354	$26,353	$8,758	$425,465	$-	$425,465
Cost of products sold	340,896	20,681	6,040	367,617	14,977	382,594
Selling and advertising expense (2)	8,081	694	45	8,820	-	8,820
General and administrative expense	6,465	818	1,965	9,248	-	9,248
Other segment items (3)	124	-	(1,402)	(1,278)	-	(1,278)
Interest expense, net	7,974	639	400	9,013	-	9,013
Earnings (loss) before income taxes	$26,814	$3,521	$1,710	$32,045	$(14,977)	$17,068
Income taxes						3,765
Net earnings						$13,303

Additional segment disclosures:
Depreciation and amortization (4)	$8,861	$845	$1,505	$11,211	$-	$11,211
Capital expenditures (5)	$6,198	$514	$-	$6,712	$-	$6,712
Total assets	$1,696,199	$120,530	$3,539	$1,820,268	$(336,841)	$1,483,427

Six months ended September 27, 2025
Net sales (1)	$692,487	$49,356	$15,637	$757,480	$-	$757,480
Cost of products sold	624,003	39,421	9,850	673,274	(19,472)	653,802
Selling and advertising expense (2)	15,897	1,232	115	17,244	-	17,244
General and administrative expense	14,929	1,610	5,503	22,042	-	22,042
Other segment items (3)	(239)	(20)	(3,848)	(4,107)	-	(4,107)
Interest expense, net	8,491	649	954	10,094	-	10,094
Earnings before income taxes	$29,406	$6,464	$3,063	$38,933	$19,472	$58,405
Income taxes						13,781
Net earnings						$44,624

Additional segment disclosures:
Depreciation and amortization (4)	$18,332	$1,682	$2,483	$22,497	$-	$22,497
Capital expenditures (5)	$18,121	$1,549	$-	$19,670	$-	$19,670
Total assets	$1,576,289	$124,389	$2,204	$1,702,882	$(339,784)	$1,363,098

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Six months ended September 28, 2024
Net sales (1)	$669,437	$48,059	$12,696	$730,192	$-	$730,192
Cost of products sold	587,091	38,333	7,147	632,571	12,059	644,630
Selling and advertising expense (2)	14,883	1,242	123	16,248	-	16,248
General and administrative expense	12,840	1,659	4,801	19,300	-	19,300
Other segment items (3)	(108)	-	(2,805)	(2,913)	-	(2,913)
Interest expense, net	16,575	1,302	1,481	19,358	-	19,358
Earnings (loss) before income taxes	$38,156	$5,523	$1,949	$45,628	$(12,059)	$33,569
Income taxes						7,605
Net earnings						$25,964

Additional segment disclosures:
Depreciation and amortization (4)	$17,388	$1,686	$2,956	$22,030	$-	$22,030
Capital expenditures (5)	$18,200	$775	$-	$18,975	$-	$18,975
Total assets	$1,696,199	$120,530	$3,539	$1,820,268	$(336,841)	$1,483,427

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

The Company has posted a surety bond and a surety-backed letter of credit which serve as collateral for its workers’ compensation policy. The primary purpose of these instruments is to indemnify the beneficiary should the Company be unable to fulfill its obligations for claims asserted under the workers’ compensation policy. Both the surety bond and the surety-backed letter of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. As of September 27, 2025, the available undrawn amount of the surety bond and the surety-backed letter of credit was $4.0 million and $13.8 million, respectively. The Company is not aware of any outstanding claims made against either of these instruments.

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

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Canned vegetables	$377,328	$351,268	$624,679	$605,017
Frozen vegetables	44,871	39,086	67,808	64,420
Fruit products	22,786	22,315	40,836	41,156
Snack products	4,965	4,038	8,520	6,903
Other	10,072	8,758	15,637	12,696
Total	$460,022	$425,465	$757,480	$730,192

Three Months Ended September 27, 2025 and September 28, 2024

Net sales totaled $460.0 million for the three months ended September 27, 2025 as compared with $425.5 million for the three months ended September 28, 2024. The overall net sales increase of $34.5 million, or 8.1%, as compared to the prior year quarter was driven by higher sales volume contributing an increase of $33.8 million and a $0.7 million increase from the impact of selling prices and product mix.

Net sales of canned vegetables and frozen vegetables increased by a combined $31.8 million over the prior year quarter. The categories experienced an increase in sales volume equating to $33.1 million, partially offset by a decrease of $1.3 million from the impact of pricing and product mix. Net sales in the fruit products category remained relatively consistent with a slight increase of $0.5 million largely driven by higher selling prices. The snack products category contributed a net sales increase of $0.9 million mainly due to higher sales volume. Lastly, net sales attributable to the other category increased $1.3 million as compared to the prior year quarter for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Six Months Ended September 27, 2025 and September 28, 2024

Net sales totaled $757.5 million for the six months ended September 27, 2025 as compared with $730.2 million for the six months ended September 28, 2024. The overall net sales increase of $27.3 million, or 3.7%, as compared to the prior year six-month interim period was driven by higher sales volume contributing an increase of $21.2 million and a $6.1 million increase from the impact of selling prices and product mix.

Net sales of canned vegetables and frozen vegetables increased by a combined $23.1 million over the prior year. The categories experienced an increase in sales volume equating to $20.0 million and a $3.1 million increase from the impact of pricing and product mix. Net sales in the fruit products category had a slight decrease of $0.3 million largely resulting from lower sales volume. The snack products category contributed a net sales increase of $1.6 million mainly due to higher sales volume. Lastly, net sales attributable to the other category increased $2.9 million as compared to the prior year for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales (percentages shown as absolute values):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Gross margin	13.4%	10.1%	13.7%	11.7%
Selling, general, and administrative expense	4.5%	4.2%	5.2%	4.9%
Other operating (income) expense, net	0.0%	0.0%	0.0%	0.0%
Operating income	9.0%	5.8%	8.5%	6.9%
Other non-operating income	0.4%	0.3%	0.5%	0.4%
Interest expense, net	1.0%	2.1%	1.3%	2.7%
Income taxes	1.9%	0.9%	1.8%	1.0%

Three Months Ended September 27, 2025 and September 28, 2024

Gross Margin: Gross margin for the three months ended September 27, 2025 was 13.4% as compared to 10.1% for the three months ended September 28, 2024. Gross margin was higher for the current quarter, primarily driven by a LIFO credit that decreased the cost of products sold on a GAAP basis year-over-year. Therefore, although FIFO per unit costs increased at a higher rate than selling prices compared to the prior year quarter, the LIFO credit caused the increase in net sales to outpace the increase in cost of products sold, thus increasing gross margin. Refer to the business trends section above and the material cash requirements section below for additional discussion of the factors impacting the respective seasonal pack.

Selling, General, and Administrative: Selling, general and administrative expense for the three months ended September 27, 2025 increased $2.5 million from the three months ended September 28, 2024. Selling, general, and administrative expense as a percentage of net sales for the three months ended September 27, 2025, was 4.5% as compared with 4.2% for the prior year quarter. The percentage remained relatively flat on a comparative basis as net sales increased and selling, general, and administrative expense increased mostly driven by routine workforce related costs.

Other Operating (Income) Expense, net: The Company had net other operating income of $0.1 million during the three months ended September 27, 2025, which was driven primarily by the sale of various spare equipment. During the three months ended September 28, 2024, the Company had net other operating expense of $0.1 million, which was driven primarily by minimal restructuring charges attributable to equipment moves for the Northeast trucking fleet.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $1.9 million and $1.4 million for the three months ended September 27, 2025 and September 28, 2024, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 1.0% for the three months ended September 27, 2025, as compared to 2.1% for the three months ended September 28, 2024. Interest expense decreased from $9.0 million in the prior year quarter to $4.7 million in the current quarter primarily driven by lower average borrowings outstanding under the Company’s revolving credit facility and a lower weighted average interest rate as compared to the prior year quarter.

Six Months Ended September 27, 2025 and September 28, 2024

Gross Margin: Gross margin for the six months ended September 27, 2025 was 13.7% as compared to 11.7% for the six months ended September 28, 2024. Gross margin was higher for the current six-month period, primarily driven by a LIFO credit that decreased the cost of products sold on a GAAP basis year-over-year. Therefore, although FIFO per unit costs increased at a higher rate than selling prices compared to the prior year six-month period, the LIFO credit caused the increase in net sales to outpace the increase in cost of products sold, thus increasing gross margin. Refer to the business trends section above and the material cash requirements section below for additional discussion of the factors impacting the respective seasonal pack.

Selling, General, and Administrative: Selling, general and administrative expense for the six months ended September 27, 2025 increased $3.7 million from the six months ended September 28, 2024. Selling, general, and administrative expense as a percentage of net sales for the six months ended September 27, 2025, was 5.2% as compared with 4.9% for the prior year six-month interim period. The percentage remained relatively flat on a comparative basis as net sales increased and selling, general, and administrative expense increased mostly driven by routine workforce related costs.

Other Operating Income, net: The Company had net other operating income of $0.3 million during the six months ended September 27, 2025, which was driven primarily by the sale of various spare equipment. During the six months ended September 28, 2024, the Company had net other operating income of $0.1 million, which was driven primarily by the sale of a small portion of land in the Midwest and partially offset by minimal restructuring charges attributable to equipment moves for the Northeast trucking fleet.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $3.8 million and $2.8 million for the six months ended September 27, 2025 and September 28, 2024, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 1.3% for the six months ended September 27, 2025, as compared to 2.7% for the six months ended September 28, 2024. Interest expense decreased from $19.4 million in the prior year six-month interim period to $10.1 million in the current six-month interim period primarily driven by lower average borrowings outstanding under the Company’s revolving credit facility and a lower weighted average interest rate as compared to the prior year interim period.

Income Taxes:

The Company’s effective tax rate was 23.6% and 22.7% for the six months ended September 27, 2025 and September 28, 2024, respectively. The increase in the current six-month period is primarily driven by the impact of lower federal credits and higher earnings before income taxes as compared to the prior year six-month period, resulting in an increase of 1.4% to the effective tax rate. Additionally, the prior year six-month period benefited from interest received on a federal income tax refund, which resulted in a 0.3% increase in the current six-month period effective tax rate on a comparative basis. Offsetting those increases, there was a 0.8% decrease to the effective tax rate because of statute expiration for certain uncertain tax benefits during the current six-month period.

Liquidity and Capital Resources

Selected financial data of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	September 27,	September 28,	March 31,	March 31,
	2025	2024	2025	2024
Working capital:
Balance	$575,940	$669,978	$541,096	$815,980
Change in quarter	$21,971	$(36,194)
Current portion of long-term debt, finance and lease obligations	$24,049	$107,891	$105,692	$30,090
Long-term debt	$246,441	$406,612	$253,822	$585,786
Operating lease obligations	$6,365	$6,660	$6,924	$13,758
Finance lease obligations	$6,821	$9,973	$8,377	$12,259
Finance obligation	$16,048	$18,830	$17,421	$-
Total stockholders' equity per equivalent common share (1)	$97.11	$85.98	$90.70	$81.69
Stockholders' equity per common share	$98.11	$86.87	$91.63	$82.51
Current ratio	2.59	2.64	3.52	6.40

(1)

Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 10 of the Notes to Consolidated Financial Statements of the Company’s 2025 Annual Report on Form 10-K for conversion details.

Material Cash Requirements: The Company’s primary liquidity requirements include debt service, capital expenditures and working capital needs. The Company may also seek strategic acquisitions to leverage existing capabilities and further build upon its existing business. Liquidity requirements are funded primarily through cash generated from operations and external sources of financing, including the revolving credit facility. The Company may also utilize its Receivables Purchase Program to manage short-term liquidity and provide working capital flexibility, as needed.

During the preceding fiscal years, working capital needs trended higher than previously experienced by the Company in part because of larger annual pack sizes needed to replenish the Company’s post-pandemic inventory levels to meet customer demand, and because of supply chain challenges and inflationary pressure in the steel industry which impacted can manufacturing operations. To successfully navigate the uncertainty driven by inflation and import tariffs, and a desire to diversify its steel supply, the Company employed a strategic approach during those fiscal years and increased steel coil purchases to better position itself for subsequent years. The higher cost of steel coil raw materials translated into an elevated container cost and ultimately resulted in an increased cost per unit for the associated finished good product. Working capital was likewise unfavorably impacted as the Company experienced material cost increases implemented by suppliers affecting various other production inputs aside from steel. These economic conditions contributed to higher cash outflows and an increased cost per unit for the associated finished good product.

During fiscal year 2025, the Company experienced an easing of working capital needs. However, adverse weather conditions during the planting and harvesting seasons had a notable impact, especially in the upper Midwest where the Company has its primary growing region. Challenging growing conditions and reduced crop yields resulted in a seasonal pack smaller than originally planned. This in turn resulted in a higher-cost seasonal pack on a per unit basis for fiscal year 2025; although, the overall cash requirements were favorable as compared to the preceding fiscal years.

During the initial six months of fiscal year 2026, the Company has completed much of its current seasonal pack for major vegetables, namely peas, sweet corn and green beans. The pack size for 2026 is shaping up to be larger than last year and has benefited from improved crop yields and less challenging growing conditions in certain regions. The Company’s plant locations have run steadily during the harvesting and production process without the periodic interruptions experienced last year. These factors have contributed to an overall lower-cost seasonal pack on a per unit basis thus far. Higher cash requirements were encountered by the Company because of the increased pack size although a strong cash position leading into fiscal year 2026 allowed the Company to minimize use of its revolving credit facility as compared to the prior year six-month interim period.

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

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 27, 2025	September 28, 2024
Cash provided by operating activities	$83,041	$125,868
Cash used in investing activities	(18,575)	(19,916)
Cash used in financing activities	(96,722)	(100,738)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,256)	5,214
Cash, cash equivalents and restricted cash, beginning of period	50,390	11,853
Cash, cash equivalents and restricted cash, end of period	$18,134	$17,067

Net Cash Provided by Operating Activities: For the six months ended September 27, 2025, cash provided by operating activities was $83.0 million, which consisted of $28.8 million from changes in operating assets and liabilities, coupled with net earnings of $44.6 million and non-cash charges of $9.6 million. The non-cash charges were mainly comprised of $22.5 million of depreciation and amortization, a $5.8 million impact for deferred taxes, and $1.9 million of lease expense, largely offset by a $19.5 million LIFO credit. The change in operating assets and liabilities was largely impacted by working capital needs as the six-month period covered the primary months of the Company’s seasonal pack. Cash utilized for inventories and higher accounts payable activity were the main drivers.

For the six months ended September 28, 2024, cash provided by operating activities was $125.9 million, which consisted of $66.4 million from changes in operating assets and liabilities, coupled with net earnings of $26.0 million and non-cash charges of $33.5 million. The non-cash charges were largely driven by $22.0 million of depreciation and amortization, $2.9 million of lease expense, and a $12.1 million LIFO charge. The change in operating assets and liabilities was largely due to working capital needs as the prior six-month period covered the primary seasonal pack harvest months.

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

Net Cash Used in Investing Activities: Net cash used in investing activities was $18.6 million for the six months ended September 27, 2025, and consisted of cash used for capital expenditures of $18.8 million, partially offset by proceeds from the sale of assets totaling $0.2 million.

Net cash used in investing activities was $19.9 million for the six months ended September 27, 2024, and consisted of cash used for capital expenditures of $17.6 million and $2.7 million paid as deposits to vendors for a can manufacturing line. Partially offsetting those amounts, the Company received proceeds from the sale of assets totaling $0.4 million.

Net Cash Used in Financing Activities: Net cash used in financing activities was $96.7 million for the six months ended September 27, 2025, driven primarily by payments of $89.8 million on its term loans and finance obligation. This included full payment of $81.0 million for the Term Loan A-1 upon maturity during the current six-month interim period. The Company also used cash of $4.9 million to purchase treasury stock and made payments of $2.0 million on finance leases. The Company utilized its revolving credit facility, although borrowings and repayments both equated to $48.2 million during the six-month period, thereby resulting in no change to the ending balance as compared to the beginning of the fiscal year.

Net cash used in financing activities was $100.7 million for the six months ended September 28, 2024, driven primarily by a net paydown on the Company’s revolving credit facility of $90.8 million and term loan payments of $9.5 million during the prior six-month interim period. Additionally, the Company used cash of $10.0 million to purchase treasury stock and made payments of $2.8 million on finance leases. Partially offsetting the outflows was a $12.4 million increase in note payable borrowings made by the Company for a can manufacturing line.

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

Adjusted net earnings are calculated on a FIFO basis which excludes the impact from the application of LIFO. Set forth below is a reconciliation of reported net earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Earnings before income taxes, as reported	$38,694	$17,068	$58,405	$33,569
LIFO (credit) charge	(7,674)	14,977	(19,472)	12,059
Adjusted earnings before income taxes	31,020	32,045	38,933	45,628
Income taxes (1)	7,052	7,434	8,952	10,559
Adjusted net earnings	$23,968	$24,611	$29,981	$35,069

(1)

For the three months ended September 27, 2025 and September 28, 2024, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $9.0 million and $3.8 million, respectively, and applying the statutory tax rates of 24.8% and 24.5%, respectively, for each of the respective periods to the pre-tax LIFO (credit) charge.

For the six months ended September 27, 2025 and September 28, 2024, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $13.8 million and $7.6 million, respectively, and applying the statutory tax rates of 24.8% and 24.5%, respectively, for each of the respective periods to the pre-tax LIFO (credit) charge.

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

Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net earnings	$29,739	$13,303	$44,624	$25,964
Income taxes	8,955	3,765	13,781	7,605
Interest expense, net	4,684	9,013	10,094	19,358
Depreciation and amortization (1)	12,423	12,516	24,445	24,962
Interest amortization (2)	(148)	(116)	(302)	(231)
EBITDA	55,653	38,481	92,642	77,658
LIFO (credit) charge	(7,674)	14,977	(19,472)	12,059
FIFO EBITDA	$47,979	$53,458	$73,170	$89,717

(1)	Includes non-cash lease expense consistent with financial covenant calculations.
(2)	Reconciling item needed to exclude debt issuance cost amortization from the amount shown for interest expense.

New Accounting Standards

Refer to Note 1, “Basis of Preparation and Presentation”, to the Condensed Consolidated Financial Statements contained herein.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025. There were no material changes to the Company's critical accounting policies or estimates during the six months ended September 27, 2025.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 27, 2025, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price			Maximum Number
	Shares Purchased		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
06/29/2025 –
07/26/2025	-	-	-	-	-
07/27/2025 –
08/23/2025 (1)	10,540	-	$ 102.75	-	-
08/24/2025 –
09/27/2025	-	-	-	-	-
Total	10,540	-	$ 102.75	-	-	342,666

(1)

Represents shares that were purchased from the Seneca Foods Corporation Employees' Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended September 27, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

November 5, 2025

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

November 5, 2025