Form 10-Q
period 2025-12-27
Seneca Foods Corp
filed 2026-02-05
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of January 23, 2026 are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,208,790
Common Stock Class B, $0.25 Par	1,558,034

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 27, 2025	December 28, 2024	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$33,314	$5,306	$42,685
Restricted cash	-	7,605	7,705
Accounts receivable, net of allowance for credit losses of $115, $75 and $71, respectively	93,121	70,829	96,330
Inventories	668,688	735,682	603,955
Refundable income taxes	1,167	360	672
Other current assets	5,004	3,321	4,307
Total current assets	801,294	823,103	755,654
Property, plant and equipment, net	321,634	324,305	324,768
Right-of-use assets operating, net	9,554	9,892	10,004
Right-of-use assets finance, net	9,417	14,128	13,224
Pension assets	78,837	52,403	75,733
Other assets	1,770	2,084	2,046
Total assets	$1,222,506	$1,225,915	$1,181,429

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$78,343	$70,791	$43,580
Deferred revenue	12,280	6,982	11,140
Accrued vacation	13,383	11,567	12,942
Accrued payroll	14,261	7,125	10,926
Income taxes payable	7,622	4,101	1,686
Other accrued expenses	34,896	36,730	28,592
Current portion of long-term debt, finance and lease obligations	23,698	106,569	105,692
Total current liabilities	184,483	243,865	214,558
Long-term debt	242,748	298,703	253,822
Operating lease obligations	6,270	6,541	6,924
Finance lease obligations	6,124	9,210	8,377
Finance obligation	15,347	17,870	17,421
Deferred income tax liability, net	38,922	23,154	32,282
Other liabilities	14,749	13,750	15,022
Total liabilities	508,643	613,093	548,406
Commitments and contingencies
Stockholders' equity:
Preferred stock	331	346	346
Common stock	3,052	3,051	3,051
Additional paid-in capital	102,598	100,563	102,376
Treasury stock, at cost	(219,406)	(210,912)	(210,669)
Accumulated other comprehensive loss	(7,836)	(25,380)	(7,836)
Retained earnings	835,124	745,154	745,755
Total stockholders' equity	713,863	612,822	633,023
Total liabilities and stockholders’ equity	$1,222,506	$1,225,915	$1,181,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net sales	$508,348	$502,856	$1,265,828	$1,233,048

Costs and expenses:
Cost of products sold	424,888	453,746	1,078,690	1,098,376
Selling, general, and administrative expense	23,630	22,666	62,916	58,214
Other operating (income) expense, net	(137)	784	(432)	676
Total costs and expenses	448,381	477,196	1,141,174	1,157,266
Operating income	59,967	25,660	124,654	75,782
Other income and expenses:
Other non-operating income	(2,803)	(1,529)	(6,615)	(4,334)
Interest expense, net	4,128	7,841	14,222	27,199
Earnings before income taxes	58,642	19,348	117,047	52,917
Income taxes	13,874	4,689	27,655	12,294
Net earnings	$44,768	$14,659	$89,392	$40,623

Earnings per share:
Basic	$6.54	$2.12	$13.02	$5.86
Diluted	$6.48	$2.10	$12.89	$5.81

Weighted average common shares outstanding:
Basic	6,837	6,887	6,859	6,921
Diluted	6,904	6,954	6,926	6,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Comprehensive income:
Net earnings	$44,768	$14,659	$89,392	$40,623
Total	$44,768	$14,659	$89,392	$40,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 27, 2025	December 28, 2024
Cash flows from operating activities:
Net earnings	$89,392	$40,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,400	33,556
Non-cash lease expense	2,968	4,017
LIFO (credit) charge	(22,116)	22,978
Deferred income taxes	6,640	(1,166)
(Gain) loss on the sale of assets	(196)	646
Stock-based compensation expense	208	127
Pension (benefit) cost	(3,104)	20
Changes in operating assets and liabilities:
Accounts receivable	3,209	8,938
Inventories	(42,617)	114,032
Other assets	(766)	(735)
Accounts payable	34,541	30,465
Accrued expenses and other	7,155	(10,994)
Income taxes	5,441	1,093
Net cash provided by operating activities	114,155	243,600
Cash flows from investing activities:
Additions to property, plant and equipment	(27,038)	(26,731)
Proceeds from the sale of assets	486	519
Increase in non-current deposits	-	(2,666)
Net cash used in investing activities	(26,552)	(28,878)
Cash flows from financing activities:
Borrowings under revolving credit facility	97,319	414,302
Repayments under revolving credit facility	(97,319)	(609,331)
Borrowings under term loans, finance obligation and note payable	-	12,394
Payments on term loans and finance obligation	(93,991)	(14,877)
Payments on finance leases	(3,036)	(3,800)
Purchase of treasury stock	(7,640)	(10,805)
Payments of debt issuance costs	-	(1,535)
Dividends	(12)	(12)
Net cash used in financing activities	(104,679)	(213,664)

Net (decrease) increase in cash, cash equivalents and restricted cash	(17,076)	1,058
Cash, cash equivalents and restricted cash, beginning of the period	50,390	11,853
Cash, cash equivalents and restricted cash, end of the period	$33,314	$12,911

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$15,171	$28,326
Cash paid for income taxes, net	$16,136	$12,424
Non-cash transactions:
Exchange of note payable for finance obligation and non-current deposits for property, plant and equipment	$-	$21,320
Right-of-use assets obtained in exchange for lease obligations	$3,005	$2,389
Right-of-use assets derecognized upon early lease termination	$489	$8,116
Assets acquired from exercise of finance lease purchase options, net of accumulated depreciation	$1,132	$2,965
Property, plant and equipment purchased on account	$803	$700
Treasury stock acquired pending settlement	$1,097	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Loss	Earnings	Total
First Quarter FY 2025:
Balance, March 31, 2024	$351	$3,050	$100,425	$(200,107)	$(25,380)	$704,554	$582,893
Net earnings	-	-	-	-	-	12,661	12,661
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	7	-	-	-	7
Equity incentive program	-	-	37	-	-	-	37
Purchase treasury stock	-	-	-	(6,640)	-	-	(6,640)
Balance, June 29, 2024	$351	$3,050	$100,469	$(206,747)	$(25,380)	$717,203	$588,946

Second Quarter FY 2025:
Net earnings	-	-	-	-	-	13,303	13,303
Equity incentive program	-	1	43	-	-	-	44
Purchase treasury stock	-	-	-	(3,351)	-	-	(3,351)
Balance, September 28, 2024	$351	$3,051	$100,512	$(210,098)	$(25,380)	$730,506	$598,942

Third Quarter FY 2025:
Net earnings	-	-	-	-	-	14,659	14,659
Cash dividends declared on preferred stock	-	-	-	-	-	(11)	(11)
Equity incentive program	-	-	46	-	-	-	46
Preferred stock conversion	(5)	-	5	-	-	-	-
Purchase treasury stock	-	-	-	(814)	-	-	(814)
Balance, December 28, 2024	$346	$3,051	$100,563	$(210,912)	$(25,380)	$745,154	$612,822

First Quarter FY 2026:
Balance, March 31, 2025	$346	$3,051	$102,376	$(210,669)	$(7,836)	$745,755	$633,023
Net earnings	-	-	-	-	-	14,885	14,885
Cash dividends declared on preferred stock	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	3	-	-	-	3
Equity incentive program	-	-	47	-	-	-	47
Purchase treasury stock	-	-	-	(3,774)	-	-	(3,774)
Balance, June 28, 2025	$346	$3,051	$102,426	$(214,443)	$(7,836)	$760,628	$644,172

Second Quarter FY 2026:
Net earnings	-	-	-	-	-	29,739	29,739
Equity incentive program	-	-	49	-	-	-	49
Preferred stock conversion	(15)	1	14	-	-	-	-
Purchase treasury stock	-	-	-	(1,083)	-	-	(1,083)
Balance, September 27, 2025	$331	$3,052	$102,489	$(215,526)	$(7,836)	$790,367	$672,877

Third Quarter FY 2026:
Net earnings	-	-	-	-	-	44,768	44,768
Cash dividends declared on preferred stock	-	-	-	-	-	(11)	(11)
Equity incentive program	-	-	109	-	-	-	109
Purchase treasury stock	-	-	-	(3,880)	-	-	(3,880)
Balance, December 27, 2025	$331	$3,052	$102,598	$(219,406)	$(7,836)	$835,124	$713,863

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
December 27, 2025	200,000	1,400,000	6,602	20,000,000	10,000,000
Shares outstanding:
December 27, 2025	200,000	807,240	6,602	5,263,667	1,558,034

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

Cash, Cash Equivalents and Restricted Cash — During the nine months ended December 27, 2025, the restricted cash balance held in trust as collateral for the Company’s workers’ compensation insurance policy was released and transferred to cash and cash equivalents. The collateral was replaced with a surety bond and a surety-backed letter of credit, refer to Note 14 for additional information. The following table (in thousands) reconciles cash, cash equivalents and restricted cash as reported on the condensed consolidated balance sheets to the total amounts shown in the Company’s condensed consolidated statements of cash flows.

	As of:
	December 27,	December 28,	March 31,
	2025	2024	2025
Cash and cash equivalents	$33,314	$5,306	$42,685
Restricted cash	-	7,605	7,705
Total cash, cash equivalents and restricted cash	$33,314	$12,911	$50,390

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements — In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to update the guidance in Topic 270 by improving the navigability of the required interim disclosures, clarifying when that guidance is applicable, and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2028, and is in the process of analyzing the impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2026, and is in the process of analyzing the impact on its consolidated financial statements.

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

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Canned vegetables	$430,208	$426,225	$1,054,887	$1,031,242
Frozen vegetables	29,332	26,945	97,140	91,365
Fruit products	34,572	35,477	75,408	76,633
Snack products	3,423	4,700	11,943	11,603
Other	10,813	9,509	26,450	22,205
Total	$508,348	$502,856	$1,265,828	$1,233,048

As a result of certain contracts with customers, the Company has contract asset balances of $2.2 million, $0.9 million, and $1.1 million as of December 27, 2025, December 28, 2024, and March 31, 2025, respectively, which are recorded as part of other current assets on the condensed consolidated balance sheets. The Company has contract liabilities in the form of deferred revenue representing payments received from certain of its co-pack customers in advance of completion of the Company's respective performance obligations. The balance is comprised of prepaid case and labeling and storage services which have been collected from bill and hold sales, as well as amounts invoiced in accordance with the terms of a co-pack agreement.

The deferred revenue activity is shown in the following table (in thousands):

	Nine Months Ended
	December 27,	December 28,
	2025	2024
Beginning balance	$11,140	$8,185
Deferral of revenue	17,773	10,895
Recognition of unearned revenue	(16,633)	(12,098)
Ending balance	$12,280	$6,982

3.	Earnings per Common Share

Earnings per share for the three and nine months ended December 27, 2025 and December 28, 2024 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Basic
Net earnings	$44,768	$14,659	$89,392	$40,623
Deduct preferred stock dividends	11	11	23	23
Undistributed net earnings	44,757	14,648	89,369	40,600
Earnings attributable to participating preferred shareholders	43	17	92	48
Earnings attributable to common shareholders	$44,714	$14,631	$89,277	$40,552
Weighted average common shares outstanding	6,837	6,887	6,859	6,921
Basic earnings per common share	$6.54	$2.12	$13.02	$5.86

Diluted
Earnings attributable to common shareholders	$44,714	$14,631	$89,277	$40,552
Add dividends on convertible preferred stock	5	5	15	15
Earnings attributable to common stock on a diluted basis	$44,719	$14,636	$89,292	$40,567
Weighted average common shares outstanding - basic	6,837	6,887	6,859	6,921
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	6,904	6,954	6,926	6,988
Diluted earnings per common share	$6.48	$2.10	$12.89	$5.81

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Inventories

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

As of December 27, 2025, December 28, 2024, and March 31, 2025, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $337.1 million, $347.8 million, and $359.3 million, respectively. In order to state inventories at LIFO, the Company recorded a LIFO credit which decreased cost of products sold by $2.6 million and $22.1 million for the three and nine months ended December 27, 2025, respectively. The Company recorded a LIFO charge which increased cost of products sold by $10.9 million and $23.0 million for the three and nine months ended December 28, 2024, respectively.

The inventories by category and the impact of using the LIFO method are shown in the following table (in thousands):

	As of:
	December 27,	December 28,	March 31,
	2025	2024	2025
Finished products	$709,101	$794,430	$619,598
Work in process	114,694	118,381	106,006
Raw materials and supplies	182,033	170,631	237,607
	1,005,828	1,083,442	963,211
Less: excess of FIFO cost over LIFO cost	(337,140)	(347,760)	(359,256)
Total inventories	$668,688	$735,682	$603,955

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	As of:
	December 27,	December 28,	March 31,
	2025	2024	2025
Land and land improvements	$54,005	$51,881	$52,339
Buildings and improvements	240,849	238,380	238,709
Machinery and equipment	524,535	502,553	502,223
Office equipment, furniture, vehicles and computer software	16,239	15,555	15,604
Construction in progress	14,944	12,844	16,177
Property, plant and equipment, cost	850,572	821,213	825,052
Less: accumulated depreciation	(528,938)	(496,908)	(500,284)
Property, plant and equipment, net	$321,634	$324,305	$324,768

Depreciation expense totaled $9.9 million and $10.5 million for the three months ended December 27, 2025 and December 28, 2024, respectively. For the nine months ended December 27, 2025 and December 28, 2024, depreciation expense totaled $30.2 million and $29.9 million, respectively.

6.	Debt

Note Payable and Finance Obligation — During fiscal year 2024, the Company entered into an unsecured note payable with an individual lender for an interim financing arrangement associated with deposits paid to vendors for the installation of a new can manufacturing line located at one of the Company’s plant facilities. The note payable had a variable interest rate based upon the Secured Overnight Financing Rate ("SOFR") plus 1.80% with interest payable monthly.

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

The finance obligation has a maturity date of September 14, 2031 and a monthly payment of $0.3 million which is comprised of principal and interest at a fixed rate of 5.56%. As of December 27, 2025, the principal balance of the finance obligation was $18.0 million, of which $2.7 million is included within the current portion of long-term debt, finance and lease obligations on the condensed consolidated balance sheet.

Long-term debt is comprised of the following (in thousands):

	As of:
	December 27,	December 28,	March 31,
	2025	2024	2025
Revolving credit facility	$1,000	$42,196	$1,000

Term loans
Term Loan A-1
Outstanding principal	-	82,000	81,000
Unamortized debt issuance costs	-	(12)	(5)
Term Loan A-1, net	-	81,988	80,995

Term Loan A-2
Outstanding principal	257,250	272,250	268,500
Unamortized debt issuance costs	(502)	(731)	(673)
Term Loan A-2, net	256,748	271,519	267,827

Total long-term debt	257,748	395,703	349,822
Less current portion	15,000	97,000	96,000
Long-term debt, less current portion	$242,748	$298,703	$253,822

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

The interest rate benchmark for borrowings under the Revolver is based upon SOFR plus an applicable margin, as defined in the Agreement. In order to maintain availability of funds under the revolving credit facility, the Company pays a commitment fee on the unused portion of the Revolver. As of December 27, 2025, the unused portion of the Revolver was $448.6 million. The Revolver has a five-year term and matures on December 24, 2029. Accordingly, the Revolver balance is included in long-term debt on the accompanying condensed consolidated balance sheets.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the Revolver refinance, certain lenders exited the syndicate and were replaced by new syndicate members. The portion of the transaction in which certain lenders exited was accounted for as an extinguishment resulting in the write-off of an immaterial amount of unamortized deferred costs. The portion of the transaction comprised of lenders that remained in the syndicate was accounted for as a modification, resulting in the Company continuing to defer the remaining unamortized costs over the term of the Revolver. Additionally, the Company incurred $1.6 million of new debt issuance costs which will be deferred over the term of the Revolver and amortized on a straight-line basis. On the closing date, a repayment of $70.0 million was made to satisfy the outstanding revolving credit facility obligations immediately prior to the refinance transaction, and a corresponding Revolver borrowing of the same amount was drawn to fund the payment. The condensed consolidated statement of cash flows reflects the payment of debt issuance costs and the Revolver gross repayment and borrowing amounts within financing activities for the nine months ended December 28, 2024.

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

The following table summarizes certain quantitative data for Revolver borrowings during fiscal year 2026 and fiscal year 2025 (in thousands):

	As of:
	December 27,	December 28,	March 31,
	2025	2024	2025
Outstanding borrowings	$1,000	$42,196	$1,000
Interest rate	5.17%	5.84%	5.83%

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Maximum amount of borrowings drawn during the period	$26,086	$150,103	$26,086	$233,063
Average outstanding borrowings	$2,995	$96,863	$2,737	$161,767
Weighted average interest rate	5.29%	6.50%	5.50%	6.92%

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

Term Loan A-2: The Term Loan Agreement adds an additional term loan in the amount of $175.0 million that will mature on January 20, 2028, and is secured by a portion of the Company’s property, plant and equipment. Term Loan A-2 bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Term Loan A-2 in the amount of $1.5 million commenced on March 1, 2023. The Company’s historical practice is to hold term debt until maturity. The Company expects to maintain or have access to sufficient liquidity to retire or refinance long-term debt at maturity or otherwise, from operating cash flows, access to the capital markets, and its Revolver. The Company periodically evaluates opportunities to refinance its debt; however, any refinancing is subject to market conditions and other factors, including financing options that may be available to the Company from time to time, and there can be no assurance that the Company will be able to successfully refinance any debt on commercially acceptable terms, if at all.

On May 23, 2023, the Term Loan Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment which amends, restates and replaces in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continued all aspects of Term Loan A-1, as defined in the Term Loan Agreement, through the maturity date of such loan. As of December 27, 2025, the interest rate on Amended Term Loan A-2 was 5.49%.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of December 27, 2025, the Company was in compliance with all covenants for the Revolver and Amended Term Loan A-2.

Standby Letters of Credit — The Company has standby letters of credit for certain insurance-related requirements. The Company’s standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. As of December 27, 2025, the Company had $0.4 million in outstanding standby letters of credit. These standby letters of credit are supported by the Company’s Revolver and reduce borrowings available under the Revolver.

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

Lease terms may include options to extend or terminate the lease, and the impact of these options are included in the calculation of the ROU asset and lease obligation only when the exercise of the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise that option. The Company will not separate lease and non-lease components for its leases when it is impractical to separate the two. In addition, the Company may have certain leases that have variable payments based solely on output or usage of the leased asset. These variable operating lease assets are excluded from the Company’s condensed consolidated balance sheet presentation and are expensed as incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the accompanying condensed consolidated balance sheets and are expensed as incurred.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Lease cost:
Amortization of right-of-use assets	$852	$838	$2,658	$3,144
Interest on lease obligations	95	65	311	426
Finance lease cost	947	903	2,969	3,570
Operating lease cost	1,140	1,240	3,354	4,514
Short-term lease cost	1,497	1,593	8,279	7,159
Total lease cost	$3,584	$3,736	$14,602	$15,243

Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases			$311	$426
Operating cash flows from operating leases			3,881	5,330
Financing cash flows from finance leases			3,036	3,800
			$7,228	$9,556

Right-of-use assets obtained in exchange for new finance lease obligations			$-	$-
Right-of-use assets obtained in exchange for new operating lease obligations			$3,005	$2,389
Right-of-use assets derecognized upon early termination of finance leases			$2	$20
Right-of-use assets derecognized upon early termination of operating leases			$487	$8,096
Weighted-average lease term (years):
Finance leases			3.4	4.0
Operating leases			3.9	4.2
Weighted-average discount rate (percentage):
Finance leases			4.3%	4.1%
Operating leases			5.1%	5.0%

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Undiscounted future lease payments under noncancelable operating and finance leases, along with a reconciliation of undiscounted cash flows to operating and finance lease obligations, respectively, as of December 27, 2025 were as follows (in thousands):

Years ending March 31:	Operating	Finance
Balance of 2026	$400	$920
2027	3,189	3,218
2028	2,703	2,811
2029	1,508	1,659
2030	1,165	923
2031 and thereafter	1,062	385
Total minimum payment required	10,027	9,916
Less interest	894	704
Present value of minimum lease payments	9,133	9,212
Amount due within one year	2,863	3,088
Long-term lease obligations	$6,270	$6,124

8.	Income Taxes

The Company’s effective tax rate was 23.6% and 23.2% for the nine months ended December 27, 2025 and December 28, 2024, respectively. The increase in the current nine-month period is primarily driven by the impact of lower federal credits and higher earnings before income taxes as compared to the prior year nine-month period, resulting in an increase of 0.7% to the effective tax rate. Additionally, the prior year nine-month period benefited from interest received on a federal income tax refund, which resulted in a 0.2% increase in the current nine-month period effective tax rate on a comparative basis. These increases were partially offset by the impact of statute expirations for a portion of uncertain tax benefits during the current nine-month period which decreased the effective tax rate by 0.4%.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The corporate tax changes included in the OBBBA did not have a material impact on the Company’s effective income tax rate during the nine months ended December 27, 2025, and it is not anticipated to have a material impact on the Company’s effective income tax rate in future periods. The OBBBA’s provisions for accelerated tax deductions will reduce the Company’s cash income tax requirements for the current fiscal year.

The Company's federal income tax returns for fiscal years after 2022 are subject to examination. The Company is currently involved in two state income tax audits covering fiscal year 2016 through fiscal year 2023. The Company is current on its federal and state tax returns.

9.	Receivables Purchase Program

On August 12, 2025, the Company entered into a receivables purchase agreement (the “RPA”) with Wells Fargo Bank, N.A. to sell certain accounts receivable at a discount in exchange for cash (the “Program”). The discount is based upon SOFR plus 1.00%. The RPA has an outstanding purchase limit of $50.0 million and can be terminated by either party with 30 days’ notice. The Company has no retained ownership interest in the transferred receivables; however, under the RPA, the Company does have collection and administrative responsibilities in its role as servicer of the receivables. The Program is used by the Company to manage liquidity and provide working capital flexibility in a cost-effective manner.

Receivables transferred under the Program result in the amounts being derecognized from the Company’s condensed consolidated balance sheet. The proceeds received by the Company are included in cash flows from operating activities on the condensed consolidated statement of cash flows. The discount incurred is recorded as part of other operating (income) expense, net on the condensed consolidated statement of net earnings.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company sold $0.2 million of receivables under the Program during the three and nine months ended December 27, 2025, respectively, which is net of a nominal discount given the small volume of activity. All amounts were collected and remitted as of December 27, 2025. The amount available under the Program was $50.0 million as of December 27, 2025.

10.	Retirement Plans

The net periodic (benefit) cost for the Company’s pension plan was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Service cost including administrative expenses	$866	$1,173	$3,511	$4,354
Interest cost	2,504	3,092	8,329	8,975
Expected return on plan assets	(5,307)	(5,034)	(14,944)	(13,879)
Amortization of net loss	-	411	-	563
Amortization of prior service cost	-	2	-	7
Net periodic pension (benefit) cost	$(1,937)	$(356)	$(3,104)	$20

There were no pension contributions made during the nine months ended December 27, 2025 and December 28, 2024.

11.	Stockholders’ Equity

During the nine months ended December 27, 2025, the Company repurchased 86,142 shares of its Class A Common Stock at a cost of $8.7 million, which are included in treasury stock in the condensed consolidated balance sheets. During the nine months ended December 28, 2024, the Company repurchased 184,479 shares of its Class A Common Stock at a cost of $10.8 million. The Company did not repurchase any of its Class B Common Stock in either nine-month period. As of December 27, 2025, there are 5,391,443 shares or $219.4 million of repurchased stock being held as treasury stock. These shares are not considered outstanding and the Company accounts for treasury stock under the cost method.

12.	Fair Value of Financial Instruments

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

The carrying value and estimated fair value of the Company’s long-term debt and finance obligation are summarized as follows (in thousands):

	As of:
	December 27,	December 28,	March 31,
	2025	2024	2025
Carrying value	$275,842	$416,184	$369,878
Fair value	$275,897	$409,061	$364,276

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Segment Information

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

The following table summarizes segment earnings before income taxes and significant segment expenses (in thousands):

		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Three months ended December 27, 2025
Net sales (1)	$459,540	$37,995	$10,813	$508,348	$-	$508,348
Cost of products sold	389,532	29,652	8,348	427,532	(2,644)	424,888
Selling and advertising expense (2)	10,313	786	44	11,143	-	11,143
General and administrative expense	7,693	883	3,911	12,487	-	12,487
Other segment items (3)	(137)	-	(2,803)	(2,940)	-	(2,940)
Interest expense, net	3,731	388	9	4,128	-	4,128
Earnings before income taxes	$48,408	$6,286	$1,304	$55,998	$2,644	$58,642
Income taxes						13,874
Net earnings						$44,768

Additional segment disclosures:
Depreciation and amortization (4)	$8,913	$802	$1,188	$10,903	$-	$10,903
Capital expenditures (5)	$6,405	$997	$295	$7,697	$-	$7,697
Total assets	$1,446,907	$110,813	$1,926	$1,559,646	$(337,140)	$1,222,506

Three months ended December 28, 2024
Net sales (1)	$453,170	$40,177	$9,509	$502,856	$-	$502,856
Cost of products sold	405,262	33,921	3,644	442,827	10,919	453,746
Selling and advertising expense (2)	10,173	1,009	49	11,231	-	11,231
General and administrative expense	7,157	814	3,464	11,435	-	11,435
Other segment items (3)	784	-	(1,529)	(745)	-	(745)
Interest expense, net	5,918	561	1,362	7,841	-	7,841
Earnings (loss) before income taxes	$23,876	$3,872	$2,519	$30,267	$(10,919)	$19,348
Income taxes						4,689
Net earnings						$14,659

Additional segment disclosures:
Depreciation and amortization (4)	$9,459	$847	$1,220	$11,526	$-	$11,526
Capital expenditures (5)	$31,136	$205	$-	$31,341	$-	$31,341
Total assets	$1,467,960	$103,117	$2,598	$1,573,675	$(347,760)	$1,225,915

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Nine months ended December 27, 2025
Net sales (1)	$1,152,027	$87,351	$26,450	$1,265,828	$-	$1,265,828
Cost of products sold	1,013,535	69,073	18,198	1,100,806	(22,116)	1,078,690
Selling and advertising expense (2)	26,210	2,018	159	28,387	-	28,387
General and administrative expense	22,622	2,493	9,414	34,529	-	34,529
Other segment items (3)	(376)	(20)	(6,651)	(7,047)	-	(7,047)
Interest expense, net	12,222	1,037	963	14,222	-	14,222
Earnings before income taxes	$77,814	$12,750	$4,367	$94,931	$22,116	$117,047
Income taxes						27,655
Net earnings						$89,392

Additional segment disclosures:
Depreciation and amortization (4)	$27,245	$2,484	$3,671	$33,400	$-	$33,400
Capital expenditures (5)	$24,526	$2,546	$295	$27,367	$-	$27,367
Total assets	$1,446,907	$110,813	$1,926	$1,559,646	$(337,140)	$1,222,506

Nine months ended December 28, 2024
Net sales (1)	$1,122,607	$88,236	$22,205	$1,233,048	$-	$1,233,048
Cost of products sold	992,353	72,254	10,791	1,075,398	22,978	1,098,376
Selling and advertising expense (2)	25,056	2,251	172	27,479	-	27,479
General and administrative expense	19,997	2,473	8,265	30,735	-	30,735
Other segment items (3)	676	-	(4,334)	(3,658)	-	(3,658)
Interest expense, net	22,493	1,863	2,843	27,199	-	27,199
Earnings (loss) before income taxes	$62,032	$9,395	$4,468	$75,895	$(22,978)	$52,917
Income taxes						12,294
Net earnings						$40,623

Additional segment disclosures:
Depreciation and amortization (4)	$26,847	$2,533	$4,176	$33,556	$-	$33,556
Capital expenditures (5)	$49,336	$980	$-	$50,316	$-	$50,316
Total assets	$1,467,960	$103,117	$2,598	$1,573,675	$(347,760)	$1,225,915

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

(3)

Other segment items include other operating (income) expense, net and other non-operating income, each of which are not considered to be significant segment expenses. These amounts are combined into one line for purposes of reconciling to the reported measure of earnings (loss) before income taxes.

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

(Unaudited)

14.	Legal Proceedings, Other Contingencies, and Commitments

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

The Company has posted a surety bond and a surety-backed letter of credit which serve as collateral for its workers’ compensation policy. The primary purpose of these instruments is to indemnify the beneficiary should the Company be unable to fulfill its obligations for claims asserted under the workers’ compensation policy. Both the surety bond and the surety-backed letter of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. As of December 27, 2025, the amount of the surety bond and the surety-backed letter of credit was $4.0 million and $13.8 million, respectively. The Company is not aware of any outstanding claims made against either of these instruments.

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

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Canned vegetables	$430,208	$426,225	$1,054,887	$1,031,242
Frozen vegetables	29,332	26,945	97,140	91,365
Fruit products	34,572	35,477	75,408	76,633
Snack products	3,423	4,700	11,943	11,603
Other	10,813	9,509	26,450	22,205
Total	$508,348	$502,856	$1,265,828	$1,233,048

Three Months Ended December 27, 2025 and December 28, 2024

Net sales totaled $508.3 million for the three months ended December 27, 2025 as compared with $502.9 million for the three months ended December 28, 2024. The overall net sales increase of $5.4 million, or 1.1%, as compared to the prior year quarter was driven by a $11.2 million increase from the impact of selling prices and product mix, which was partially offset by a $5.8 million decrease resulting from lower sales volume.

Net sales of canned vegetables and frozen vegetables increased by a combined $6.4 million over the prior year quarter. The categories experienced an increase of $8.9 million from the impact of pricing and product mix, partially offset by a decrease of $2.5 million due to lower sales volume. Net sales in the fruit products category decreased by $0.9 million largely driven by lower sales volume. The snack products category contributed a net sales decrease of $1.3 million which was also driven by lower sales volume. Lastly, net sales attributable to the other category increased $1.3 million as compared to the prior year quarter for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Nine Months Ended December 27, 2025 and December 28, 2024

Net sales totaled $1,265.8 million for the nine months ended December 27, 2025 as compared with $1,233.0 million for the nine months ended December 28, 2024. The overall net sales increase of $32.8 million, or 2.7%, as compared to the prior year nine-month interim period was driven by higher sales volume contributing an increase of $16.5 million and a $16.3 million increase from the impact of higher selling prices and product mix.

Net sales of canned vegetables and frozen vegetables increased by a combined $29.4 million over the prior year. The categories experienced an increase in sales volume equating to $18.5 million and a $10.9 million increase from the impact of pricing and product mix. Net sales in the fruit products category decreased by $1.2 million mainly driven by lower sales volume. The snack products category remained relatively consistent with a net sales increase of $0.3 million. Lastly, net sales attributable to the other category increased $4.2 million as compared to the prior year for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Operating Income:

The following table presents components of operating and non-operating income as a percentage of net sales (percentages shown as absolute values):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Gross margin	16.4%	9.8%	14.8%	10.9%
Selling, general, and administrative expense	4.6%	4.5%	5.0%	4.7%
Other operating (income) expense, net	0.0%	0.2%	0.0%	0.1%
Operating income	11.8%	5.1%	9.8%	6.1%
Other non-operating income	0.6%	0.3%	0.5%	0.4%
Interest expense, net	0.8%	1.6%	1.1%	2.2%
Income taxes	2.7%	0.9%	2.2%	1.0%

Three Months Ended December 27, 2025 and December 28, 2024

Gross Margin: Gross margin for the three months ended December 27, 2025 was 16.4% as compared to 9.8% for the three months ended December 28, 2024. Gross margin was higher for the current quarter, partially driven by a LIFO credit that decreased the cost of products sold on a GAAP basis year-over-year. In addition, finished goods sold by the Company during the current quarter largely consisted of products produced during the current year seasonal pack, which have a lower cost on a FIFO per unit basis as compared to finished goods sold during the prior year quarter. These factors, along with the net sales increase further discussed in the section above, resulted in a higher gross margin for the current quarter. Refer to the separate business trends section and the material cash requirements section for additional discussion of the factors impacting the respective seasonal pack.

Selling, General, and Administrative: Selling, general and administrative expense for the three months ended December 27, 2025 increased $1.0 million from the three months ended December 28, 2024. Selling, general, and administrative expense as a percentage of net sales for the three months ended December 27, 2025, was 4.6% as compared with 4.5% for the prior year quarter. The percentage remained relatively flat on a comparative basis as net sales increased and selling, general, and administrative expense increased mostly driven by routine workforce related costs.

Other Operating (Income) Expense, net: The Company had net other operating income of $0.1 million during the three months ended December 27, 2025, which was driven primarily by the sale of various spare equipment and nominal amounts related to the use of Company-owned land. During the three months ended December 28, 2024, the Company had net other operating expense of $0.8 million, which was driven primarily by the disposal of various spare equipment.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $2.8 million and $1.5 million for the three months ended December 27, 2025 and December 28, 2024, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 0.8% for the three months ended December 27, 2025, as compared to 1.6% for the three months ended December 28, 2024. Interest expense decreased from $7.8 million in the prior year quarter to $4.1 million in the current quarter primarily driven by lower average borrowings outstanding under the Company’s revolving credit facility and a lower weighted average interest rate as compared to the prior year quarter.

Nine Months Ended December 27, 2025 and December 28, 2024

Gross Margin: Gross margin for the nine months ended December 27, 2025 was 14.8% as compared to 10.9% for the nine months ended December 28, 2024. Gross margin was higher for the current nine-month period, partially driven by the net sales increase further discussed in the section above and by a LIFO credit that decreased the cost of products sold on a GAAP basis year-over-year. Offsetting those factors, FIFO per unit costs for finished goods sold during the current nine-month period increased as compared to the prior year nine-month period given that a portion of the products sold in the current period were sourced from the prior year seasonal pack which had a higher per unit cost. However, the impact of the net sales increase and LIFO credit outpaced the increase in cost of products sold, thus resulting in a higher gross margin. Refer to the separate business trends section and the material cash requirements section for additional discussion of the factors impacting the respective seasonal pack.

Selling, General, and Administrative: Selling, general and administrative expense for the nine months ended December 27, 2025 increased $4.7 million from the nine months ended December 28, 2024. Selling, general, and administrative expense as a percentage of net sales for the nine months ended December 27, 2025, was 5.0% as compared with 4.7% for the prior year nine-month interim period. The percentage remained relatively flat on a comparative basis as net sales increased and selling, general, and administrative expense increased mostly driven by routine workforce related costs.

Other Operating (Income) Expense, net: The Company had net other operating income of $0.4 million during the nine months ended December 27, 2025, which was driven primarily by the sale of various spare equipment and nominal amounts related to the use of Company-owned land. During the nine months ended December 28, 2024, the Company had net other operating expense of $0.7 million, which was driven primarily by the disposal of various spare equipment and minimal restructuring charges attributable to equipment moves for the prior Northeast trucking fleet.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $6.6 million and $4.3 million for the nine months ended December 27, 2025 and December 28, 2024, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 1.1% for the nine months ended December 27, 2025, as compared to 2.2% for the nine months ended December 28, 2024. Interest expense decreased from $27.2 million in the prior year nine-month interim period to $14.2 million in the current nine-month interim period primarily driven by lower average borrowings outstanding under the Company’s revolving credit facility and a lower weighted average interest rate as compared to the prior year nine-month period.

Income Taxes:

The Company’s effective tax rate was 23.6% and 23.2% for the nine months ended December 27, 2025 and December 28, 2024, respectively. The increase in the current nine-month period is primarily driven by the impact of lower federal credits and higher earnings before income taxes as compared to the prior year nine-month period, resulting in an increase of 0.7% to the effective tax rate. Additionally, the prior year nine-month period benefited from interest received on a federal income tax refund, which resulted in a 0.2% increase in the current nine-month period effective tax rate on a comparative basis. These increases were partially offset by the impact of statute expirations for a portion of uncertain tax benefits during the current nine-month period which decreased the effective tax rate by 0.4%.

Liquidity and Capital Resources

Selected financial data of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	December 27,	December 28,	March 31,	March 31,
	2025	2024	2025	2024
Working capital:
Balance	$616,811	$579,238	$541,096	$815,980
Change in quarter	$40,871	$(90,740)
Current portion of long-term debt, finance and lease obligations	$23,698	$106,569	$105,692	$30,090
Long-term debt	$242,748	$298,703	$253,822	$585,786
Operating lease obligations	$6,270	$6,541	$6,924	$13,758
Finance lease obligations	$6,124	$9,210	$8,377	$12,259
Finance obligation	$15,347	$17,870	$17,421	$-
Total stockholders' equity per equivalent common share (1)	$103.52	$88.11	$90.70	$81.69
Stockholders' equity per common share	$104.60	$89.03	$91.63	$82.51
Current ratio	4.34	3.38	3.52	6.40

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

The Company’s current fiscal year 2026 seasonal pack benefited from improved crop yields and less challenging growing conditions in certain regions, which contributed to an overall larger pack size as compared to the prior year. The Company’s plant locations ran more steadily during the harvesting and production process without as many weather-related interruptions experienced in fiscal year 2025. These factors have resulted in an overall lower-cost seasonal pack on a per unit basis for the current nine-month period. A strong cash position leading into fiscal year 2026 allowed the Company to minimize use of its revolving credit facility as compared to the prior year nine-month interim period.

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

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 27, 2025	December 28, 2024
Cash provided by operating activities	$114,155	$243,600
Cash used in investing activities	(26,552)	(28,878)
Cash used in financing activities	(104,679)	(213,664)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,076)	1,058
Cash, cash equivalents and restricted cash, beginning of period	50,390	11,853
Cash, cash equivalents and restricted cash, end of period	$33,314	$12,911

Net Cash Provided by Operating Activities: For the nine months ended December 27, 2025, cash provided by operating activities was $114.2 million, which consisted of $7.0 million from changes in operating assets and liabilities, coupled with net earnings of $89.4 million and non-cash charges of $17.8 million. The non-cash charges were mainly comprised of $33.4 million of depreciation and amortization, a $6.6 million impact for deferred taxes, and $3.0 million of lease expense, partially offset by a $22.1 million LIFO credit. The change in operating assets and liabilities was largely impacted by working capital needs as the nine-month period covered the primary months of the Company’s seasonal pack. Cash utilized for inventories and accounts payable activity were the main drivers.

For the nine months ended December 28, 2024, cash provided by operating activities was $243.6 million, which consisted of $142.8 million from changes in operating assets and liabilities, coupled with net earnings of $40.6 million and non-cash charges of $60.2 million. The non-cash charges mainly comprised of $33.6 million of depreciation and amortization, $4.0 million of lease expense, and a $23.0 million LIFO charge. The change in operating assets and liabilities was impacted by working capital needs during the nine-month period which covered the primary seasonal pack months.

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

Net Cash Used in Investing Activities: Net cash used in investing activities was $26.5 million for the nine months ended December 27, 2025, and consisted of cash used for capital expenditures of $27.0 million, partially offset by proceeds from the sale of assets totaling $0.5 million.

Net cash used in investing activities was $28.9 million for the nine months ended December 27, 2024, and consisted of cash used for capital expenditures of $26.7 million and $2.7 million paid as deposits to vendors for a can manufacturing line. Partially offsetting those amounts, the Company received proceeds from the sale of assets totaling $0.5 million.

Net Cash Used in Financing Activities: Net cash used in financing activities was $104.7 million for the nine months ended December 27, 2025, driven primarily by payments of $94.0 million on its term loans and finance obligation. This included full payment of $81.0 million for the Term Loan A-1 upon maturity during the current nine-month interim period. The Company also used cash of $7.6 million to purchase treasury stock and made payments of $3.0 million on finance leases. The Company utilized its revolving credit facility, although borrowings and repayments both equated to $97.3 million during the nine-month period, thereby resulting in no change to the ending balance as compared to the beginning of the fiscal year.

Net cash used in financing activities was $213.7 million for the nine months ended December 28, 2024, driven primarily by a net paydown on the Company’s revolving credit facility of $195.0 million. The Company also made payments totaling $14.9 million on its term loans and finance obligation during the prior nine-month interim period. Partially offsetting the outflows was a $12.4 million increase in note payable borrowings associated with the Company’s can manufacturing line which was converted to a finance obligation during the nine-month period. Additionally, the Company used cash of $10.8 million to purchase treasury stock and made payments of $3.8 million on finance leases.

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

Adjusted net earnings are calculated on a FIFO basis which excludes the impact from the application of LIFO. Set forth below is a reconciliation of reported net earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Earnings before income taxes, as reported	$58,642	$19,348	$117,047	$52,917
LIFO (credit) charge	(2,644)	10,919	(22,116)	22,978
Adjusted earnings before income taxes	55,998	30,267	94,931	75,895
Income taxes (1)	13,221	7,353	22,192	17,901
Adjusted net earnings	$42,777	$22,914	$72,739	$57,994

(1)

For the three months ended December 27, 2025 and December 28, 2024, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $13.9 million and $4.7 million, respectively, and applying the statutory tax rates of 24.7% and 24.4%, respectively, for each of the respective periods to the pre-tax LIFO (credit) charge.

For the nine months ended December 27, 2025 and December 28, 2024, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $27.7 million and $12.3 million, respectively, and applying the statutory tax rates of 24.7% and 24.4%, respectively, for each of the respective periods to the pre-tax LIFO (credit) charge.

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

Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Net earnings	$44,768	$14,659	$89,392	$40,623
Income taxes	13,874	4,689	27,655	12,294
Interest expense, net	4,128	7,841	14,222	27,199
Depreciation and amortization (1)	11,923	12,611	36,368	37,573
Interest amortization (2)	(149)	(177)	(451)	(408)
EBITDA	74,544	39,623	167,186	117,281
LIFO (credit) charge	(2,644)	10,919	(22,116)	22,978
FIFO EBITDA	$71,900	$50,542	$145,070	$140,259

(1)	Includes non-cash lease expense consistent with financial covenant calculations.
(2)	Reconciling item needed to exclude debt issuance cost amortization from the amount shown for interest expense.

New Accounting Standards

Refer to Note 1, “Basis of Preparation and Presentation”, to the Condensed Consolidated Financial Statements contained herein.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025. There were no material changes to the Company's critical accounting policies or estimates during the nine months ended December 27, 2025.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 27, 2025, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no changes during the period covered by this report to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 14, “Legal Proceedings, Other Contingencies, and Commitments,” to the Condensed Consolidated Financial Statements contained herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report Form 10-K for the period ended March 31, 2025, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price			Maximum Number
	Shares Purchased		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
09/28/2025 –
10/25/2025 (1)	10,617	-	$ 117.42	-	-
10/26/2025 –
11/22/2025	-	-	-	-	-
11/23/2025 –
12/27/2025 (1)	23,048	-	$ 114.25	-	-
Total	33,665	-	$ 115.25	-	-	329,558

(1)

Includes 10,617 shares and 9,940 shares, respectively, that were purchased from the Seneca Foods Corporation Employees' Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended December 27, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

February 5, 2026

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

February 5, 2026