Form 10-K
period 2026-03-31
Seneca Foods Corp
filed 2026-06-11
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 26, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $554,816,144 (based on the closing share price per market reports generated from the NASDAQ Global Select Market System on September 26, 2025).

As of May 21, 2026, there were 5,221,238 shares of Class A common stock and 1,549,202 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be held hereafter, and the Annual Report to Shareholders of Seneca Foods Corporation for the fiscal year ended March 31, 2026 (the “Annual Report”), included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

SENECA FOODS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2026

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "seeks," "should," "likely," "targets," "may", "can" and variations thereof and similar expressions. Forward-looking statements are subject to known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. We believe important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

o	the effects of rising costs and availability of raw fruit and vegetables, steel, ingredients, packaging, other raw materials, distribution and labor;
o	crude oil prices and their impact on distribution, packaging and energy costs;
o	the impact of tariffs and other governmental trade restrictions;
o	an overall labor shortage, ability to retain a sufficient seasonal workforce, lack of skilled labor, labor inflation or increased turnover impacting our ability to recruit and retain employees;
o	climate and weather affecting growing conditions and crop yields;
o	our ability to successfully implement sales price increases and cost saving measures to offset cost increases;
o	the loss of significant customers or a substantial reduction in orders from these customers;
o	effectiveness of our marketing and trade promotion programs;
o	competition, changes in consumer preferences, demand for our products and local economic and market conditions;
o	the impact of a pandemic on our business, suppliers, customers, consumers and employees;
o	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
o	product liability claims;
o	the anticipated needs for, and the availability of, cash;
o	the availability of financing;
o	leverage and the ability to service and reduce debt;
o	foreign currency exchange and interest rate fluctuations;
o	the risks associated with the expansion of our business;
o	the ability to successfully integrate acquisitions into our operations;
o	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
o	other factors that affect the food industry generally, including:
■

recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure including labeling laws and regulations, and the possibility that consumers could lose confidence in the safety and quality of certain food products;

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

PART I

Item 1. Business

Overview

Seneca Foods Corporation (“Seneca” or the “Company”) was founded in 1949 and has evolved through internal growth and strategic acquisitions into a leading provider of packaged fruits and vegetables, with 27 main facilities located throughout the United States. The facilities are comprised of plants for packaging, can manufacturing, seed production, a farming operation and a logistical support network. Food packaging operations are primarily supported by plant locations in New York, Michigan, Oregon, Wisconsin, Washington, Idaho, Illinois, Minnesota, and Arizona. The Company also maintains warehouses which are generally located adjacent to its packaging plants. The Company is incorporated in New York with its headquarters located at 350 WillowBrook Office Park, Fairport, New York 14450 and its telephone number is (585) 495-4100.

The Company’s business strategies are designed to grow its market share and enhance sales and margins. These strategies include: 1) expand the Company’s leadership in the packaged fruit and vegetable industry; 2) provide low-cost, high-quality fruit and vegetable products to consumers through the elimination of costs from the Company’s supply chain and investment in state-of-the-art production and logistical technology; 3) invest in growth opportunities; and 4) pursue strategic acquisitions that leverage the Company’s core competencies.

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

Financial Information about Industry Segments

The Company manages its business almost entirely on the basis of two reportable food packaging segments: Vegetable and Fruit/Snack. The Other category comprises non-food operations including revenue derived from the sale of cans, ends, seed, and outside revenue from the Company's aircraft operations, and certain corporate items. During fiscal 2026, the Company acquired the Green Giant U.S. frozen business which is part of the vegetable reportable segment. This acquisition enhances the Company’s existing frozen capabilities and expands its reach in the frozen category. Refer to the information set forth under the heading “Acquisition” in Note 16 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”, for additional details.

The Company’s food operations constituted 98% of total net sales in fiscal year 2026. Canned vegetables represented 82%, frozen vegetables represented 9%, fruit products represented 6%, and snack products represented 1% of the total food packaging net sales. Non-food packaging sales represented 2% of the Company's fiscal year 2026 net sales. Refer to the information set forth under the heading “Segment Information” in Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”, for additional discussion about the Company’s segments.

Principal Products and Markets

The Company’s principal product offerings include canned, frozen and jarred fruits and vegetables, as well as packaged snack chips. The Company manufactures and sells the following:

●

private label products are sold nationwide by major grocery outlets, such as supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores, for resale under the retailers’ own or controlled labels;

●

private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators, in addition to products sold to federal, state and local governments for school and other food programs;

●	branded products under national and regional brands that the Company owns or licenses, including Aunt Nellie’s®, CherryMan®, Green Giant®, Green Valley®, Libby’s®, READ® and Seneca®;
●	branded products under co-pack agreements to other major branded companies for their distribution;
●	products to the Company’s industrial customer base for use as ingredients by other food manufacturers; and
●	products to export customers in approximately 55 countries.

The following table summarizes net sales by major product category for fiscal years 2026 and 2025 (in thousands):

	Fiscal Year:
	2026	2025
Canned vegetables	$1,366,632	$1,314,315
Frozen vegetables	151,183	124,714
Fruit products	93,456	92,378
Snack products	15,020	14,995
Other	33,384	32,485
	$1,659,675	$1,578,887

Source and Availability of Raw Materials

The Company’s high-quality products are primarily sourced from more than 1,100 American farms. The Company purchases other raw materials, including steel, ingredients and packaging materials from commodity processors, steel producers and packaging suppliers. Raw materials and other input costs, such as labor, fuel, utilities and transportation, are subject to fluctuations in price attributable to a number of factors. Certain of the raw materials, namely steel, are subject to import tariffs and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which the Company may be subject. Fluctuations in commodity prices can lead to retail price volatility and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly, the impact of which could increase our cost of products sold and reduce our profitability.

The Company experienced material cost increases to various production inputs during the last several years due to a number of factors, including but not limited to, supply chain disruptions, steel supply and pricing, raw material shortages, inflationary pressure, and labor shortages. Additionally, foreign conflicts have disrupted the global economic environment during these years. While the Company has no direct exposure to these foreign conflicts, some of which are ongoing, they have had a negative impact on the global economy which has increased certain of our input costs. While some of the factors mentioned above have started to ease and stabilize, the Company’s costs remain elevated as compared to historical levels.

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

Intellectual Property

As part of the acquisition discussed in Note 16 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”, the Company acquired the Green Giant® trade name, the master license agreement for certain Green Giant® vegetable products, and assumed responsibility for the administration of the related sublicense agreements. The license does not include Green Giant Canada or the Le Sueur brand.

The Company holds the Libby's® brand name pursuant to a trademark license. The license is limited to vegetables which are shelf-stable, frozen, and thermally packaged, and includes the Company's major vegetable varieties – sweet corn, peas and green beans – as well as certain other thermally packaged vegetable varieties and sauerkraut. The license is renewable at the Company's discretion every 10 years for an aggregate period expiring in March 2081.

The Company is required to pay an annual royalty to Libby's Brand Holding, Ltd., who may terminate the license for non-payment of royalty, use of the trademark in sales outside the licensed territory, failure to achieve a minimum level of sales under the licensed trademark during any calendar year or a material breach or default by the Company under the agreement (which is not cured within the specified cure period). A total of $0.1 million was paid as a royalty fee for the fiscal year ended March 31, 2026.

The Company also sells canned vegetables, frozen vegetables, jarred fruit, and other food products under several other brands for which the Company has obtained registered trademarks, including, Aunt Nellie’s®, CherryMan®, Green Valley®, READ®, Seneca®, and other regional brands.

Seasonality

The Company’s production cycle begins with planting in the spring followed by harvesting and packaging during the second and third fiscal quarters with sales spanning over the following twelve months. The last fiscal quarter ending March 31 is the optimal time for maintenance, repairs and equipment changes in the Company's seasonal packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for sweet corn and green beans, the Company's highest volume vegetables, the peak inventory is in mid-autumn. The seasonal nature of the Company’s production cycle results in inventory and accounts payable typically reaching their lowest point late in the fourth quarter prior to the new seasonal pack commencing. As the seasonal pack progresses, these components of working capital both increase until the pack is complete.

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2026
Net sales	$297,458	$460,022	$508,348	$393,847
Gross margin	41,811	61,867	83,460	44,076
Net earnings	14,885	29,739	44,768	25,282
Accounts receivable, net (at quarter end)	99,817	123,512	93,121	109,298
Inventories (at quarter end)	614,435	786,524	668,688	613,913
Accounts payable (at quarter end)	85,755	244,053	78,343	63,764
Revolver outstanding (at quarter end)	10,363	1,000	1,000	1,000

Fiscal Year 2025
Net sales	$304,727	$425,465	$502,856	$345,839
Gross margin	42,691	42,871	49,110	15,529
Net earnings	12,661	13,303	14,659	601
Accounts receivable, net (at quarter end)	96,448	108,533	70,829	96,330
Inventories (at quarter end)	841,847	944,887	735,682	603,955
Accounts payable (at quarter end)	62,460	213,015	70,791	43,580
Revolver outstanding (at quarter end)	209,189	146,421	42,196	1,000

Competition

Competition in the packaged food industry is substantial with brand recognition and promotion, quality, service, and pricing being the major determinants in the Company’s relative market position. The Company is a major producer of canned vegetables, frozen vegetables, and jarred fruit; however, it competes with numerous companies of varying sizes, including divisions or subsidiaries of larger companies. Certain competitors may have greater resources and brand recognition. The Company believes its competitive strategies, which include providing superior product quality, effective cost control, an efficient supply chain, successful innovation programs, and strategic customer partnerships, allow it to compete effectively.

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

There has been a broad range of proposed and promulgated state, national and international regulations aimed at reducing the effects of climate change. Such regulations could result in the creation of additional costs in the form of taxes, consultant expenses, the restriction of output, investments of capital to maintain compliance with laws and regulations or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or the Company’s future compliance costs relating to implementation, such regulation could have a material effect on our business, financial condition and results of operations.

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

Human Capital

Employment

As of March 31, 2026, Seneca employed approximately 2,995 employees and employed an additional approximately 4,015 seasonal employees during the Company’s peak summer harvest season. 100% of our employees are distributed across the Company’s facilities located in the United States.

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

Our operations are affected by the growing cycles of the vegetables we package. When the vegetables are ready to be picked, we must harvest and package them quickly or lose the opportunity to package the impacted vegetables for an entire year. Most of our vegetables are grown by farmers under contract with us. Consequently, we must pay the contract grower for the vegetables even if we cannot or do not harvest or package them. Most of our production occurs during the second quarter (July through September) of our fiscal year, which corresponds with the quarter that the majority of the produce is harvested and subsequently packaged.

A majority of our sales occur during the second and third quarters of each fiscal year due to seasonal consumption patterns for our products. Accordingly, inventory levels and accounts receivable levels are generally highest during the second and third quarters. Net sales generated during our second and third fiscal quarters have a significant impact on our results of operations. Because of these seasonal fluctuations, the results of any particular quarter, particularly in the first half of our fiscal year, will not necessarily be indicative of results for the full year or for future years.

We set our planting schedules without knowing the effect of the weather on the crops or on the entire industry’s production. Weather conditions during the course of each vegetable crop’s growing season will affect the volume and growing time of that crop. As most of our vegetables are produced in more than one part of the United States, this somewhat reduces the risk that our entire crop will be subject to disastrous weather. The upper Midwest is the primary growing region for the principal vegetables which we pack, namely peas, green beans and sweet corn, and it is also a substantial source of our competitors’ vegetable production. A sizeable portion of our vegetable production areas are located in well-draining soils and are also serviced by irrigation systems to help minimize dry conditions during the growing season. Any adverse effects of weather-related reduced production may be partially mitigated by higher selling prices for the vegetables which are produced.

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

The food products industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including but not limited to inflation, economic volatility resulting from a pandemic, and global conflicts. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. Historic increases in inflation following the challenging economic landscape experienced over the past several years may cause consumers to be more sensitive to price changes. A general reduction in the level of consumer spending or shifts in consumer spending to other products could have a material adverse effect on our growth, sales, and profitability.

Pandemics or disease outbreaks may disrupt our business, including among other things, our supply chain, our manufacturing operations, and demand for our products, which could have a material adverse impact on our business.

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

We depend upon key customers.

Our products are sold in a highly competitive marketplace, which includes increased concentration and a growing presence of large-format retailers and discounters. Dependence upon key customers could lead to increased pricing pressure by these customers. A relatively limited number of customers account for a large percentage of the Company’s total net sales. The top ten customers represented approximately 56% and 53% of net sales for fiscal years 2026 and 2025, respectively. If we lose a significant customer or if sales to a significant customer materially decrease, our business, financial condition and results of operations may be materially and adversely affected.

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

The sale of food products for human consumption involves the risk of illness or injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, undeclared allergens, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business, financial condition, results of operations or liquidity. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount we believe to be adequate. However, we cannot assure you that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall or the damage to our reputation resulting therefrom could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

At the end of March 2026, we had roughly 2,995 employees of which approximately 2,900 were full-time and approximately 95 seasonal employees worked in food packaging. During the peak summer harvest period, we employed an additional approximately 4,015 seasonal employees to help package fruits and vegetables. If there is a shortage of seasonal labor, or if there is an increase to minimum wage rates, this could have a negative impact on our cost of operations. Many of our packaging operations are located in rural communities that may not have sufficient labor pools, requiring us to hire employees from other regions. An inability to hire and train sufficient employees during the critical harvest period could materially and adversely affect our business, financial condition and results of operations.

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

Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our business operations. Moreover, there has been a broad range of proposed and promulgated state, national and international regulations aimed at reducing the effects of climate change. Such regulations could result in additional costs in the form of taxes, consultant costs, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Disclosure requirements imposed by different regulators may not always be uniform, which may result in increased complexity, increased compliance costs, and other compliance-related risks. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.

There may be increased governmental legislative and regulatory activity in reaction to consumer perception related to enamels.

There has been continued state legislative activity to ban certain enamels used to line cans; such as Bisphenol-A ("BPA"). These legislative decisions are predominantly driven by consumer perception that BPA may be harmful. These actions have been taken despite the scientific evidence and general consensus of United States and international government agencies that BPA is safe and does not pose a risk to human health. The legislative actions combined with growing public perception about food safety may require us to change some of the materials used as linings in our packaging materials. Failure to do so could result in a loss of sales as well as loss in value of the inventory utilizing certain materials. In collaboration with other can makers as well as enamel suppliers, we have aggressively worked to find alternative materials for can linings not manufactured using BPA. We have fully transitioned to BPA Non-Intent (“BPANI”) for all food contact surfaces of our canned product volume. Even though BPANI has been fully approved by the Food and Drug Administration (“FDA”), there could be future legislative or regulatory actions that claim BPANI also poses a risk to human health. Future changes or additional health and safety laws and regulations in connection with our products, packaging or processes may also impose upon us new requirements, costs, and changes to production. Such requirements, changes, liabilities, and costs could materially and adversely affect our business, financial condition and results of operations.

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

Our product introductions and improvements of existing products, along with other marketplace initiatives, are designed to capitalize on new and evolving customer or consumer trends and preferences. Shifts in consumer trends and preferences may result from several factors, including dietary trends, attention to nutritional aspects and concerns (perceived or substantiated) about the health effects of and the sourcing of certain ingredients. For example, the FDA has issued a statement on sodium which referred to an Institute of Medicine statement that too much sodium is a major contributor to high blood pressure. Some of our products contain a moderate amount of sodium per recommended serving, which is based on and aligns with consumer preferences for taste. In addition, there is the potential for increased government regulation of certain color additives which may include additional labeling requirements. Specific products within our portfolio could be impacted resulting in the need to modify our ingredient composition or develop alternative color additives. Such modifications and suitable alternatives may prove challenging to identify and integrate while still being agreeable with consumer preferences. To remain competitive, we must anticipate and react to these trends and preferences. While we devote significant resources to meeting this goal, we may not be successful in developing new products or appropriate alternative ingredients that are acceptable by customers or consumers and meet the requirements of government regulatory agencies.

Financing Risks

Global economic conditions may materially and adversely affect our business, financial condition and results of operations.

Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results. Although historically the Company's business has benefited in times of economic downturn, certain conditions could negatively impact (i) consumer demand for our products, (ii) the mix of our products’ sales, (iii) our ability to collect accounts receivable on a timely basis, (iv) the ability of suppliers to provide the materials required in our operations and (v) our ability to obtain financing or to otherwise access the capital markets. The strength of the U.S. dollar versus other world currencies could result in increased competition from imported products and decreased sales to our international customers. A prolonged recession could result in decreased revenue, margins and earnings. Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. Certain of our raw materials, namely steel, are subject to import tariffs and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. The global economic environment continues to face widespread uncertainties and while we have not been impacted directly by ongoing foreign conflicts, we are monitoring the effects on the broader economy, including on the availability and price of commodities used in or for the production of our products. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

Our ability to manage our working capital and our Revolving Credit Facility is critical to our success.

As of March 31, 2026, we had a $1.0 million outstanding balance on our revolving credit facility (“Revolver”).  During our second and third fiscal quarters, our operations generally require more cash than is available from operations. In these circumstances, it is necessary to borrow under our Revolver. Our ability to obtain financing in the future through credit facilities will be affected by several factors, including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions. Significant changes in our business or cash outflows from operations could create a need for additional working capital. An inability to obtain additional working capital on terms reasonably acceptable to us or to access the Revolver would materially and adversely affect our operations. Additionally, if we need to use a portion of our cash flows to pay principal and interest on our debt, it will reduce the amount of capital we have for operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. The Company also has a Receivables Purchase Program that can be used to manage short-term liquidity and provide working capital flexibility in a cost-effective manner, as needed.

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

Holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to one-twentieth of a vote per share. In addition, holders of our 10% Cumulative Convertible Voting Preferred Stock, Series A, our 10% Cumulative Convertible Voting Preferred Stock, Series B and, solely with respect to the election of directors, our 6% Cumulative Voting Preferred Stock, which we refer to as our voting preferred stock, are entitled to one vote per share. As of March 31, 2026, holders of Class B common stock and voting preferred stock held 90.8% of the combined voting power of all shares of capital stock then outstanding and entitled to vote. These shareholders, if acting together, would be in a position to control the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that shareholders may not consider to be in their best interest and may affect the market price of our common stock.

As of March 31, 2026, our current executive officers and directors beneficially owned 12.37% of our outstanding shares of Class A common stock, 55.02% of our outstanding shares of Class B common stock and 27.12% of our voting preferred stock, or 41.14% of the combined voting power of our outstanding shares of capital stock. This concentration of voting power may inhibit changes in control of the Company and may adversely affect the market price of our common stock.

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

We use the last-in, first-out (“LIFO”) method of inventory accounting. As of March 31, 2026, we had a LIFO reserve of $337.0 million which, at the statutory tax rate of 24.6%, represents approximately $82.9 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. corporate and state tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $82.9 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, expansions, acquisitions or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

Governance

The information technology department, led by the Senior Vice President of Technology, Chief Information Officer (“CIO”), is responsible for the Company’s cybersecurity program. The CIO, along with the certified Information Security Officer, have significant experience spanning over 20 years in information security, infrastructure, and compliance.

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

Item 2. Properties

The following table details the Company’s manufacturing plants, warehouses, and corporate offices:

	Square
	Footage	Acres
	(000s)
Food Group
San Luis, Arizona	26	-
Yuma, Arizona	150	-
Nampa, Idaho	244	16
Payette, Idaho	404	43
Princeville, Illinois	278	568
Hart, Michigan	365	134
Traverse City, Michigan	58	43
Blue Earth, Minnesota	287	429
Glencoe, Minnesota	699	998
LeSueur, Minnesota	81	497
Montgomery, Minnesota	572	1,172
Rochester, Minnesota	835	461
Geneva, New York	762	593
Leicester, New York	228	91
Dayton, Oregon	82	19
Dayton, Washington	250	29
Yakima, Washington	122	8
Baraboo, Wisconsin	641	25
Berlin, Wisconsin	97	125
Cambria East, Wisconsin	416	415
Cambria West, Wisconsin	366	411
Clyman, Wisconsin	443	724
Cumberland, Wisconsin	437	307
Gillett, Wisconsin	329	90
Janesville, Wisconsin	1,303	342
Mayville, Wisconsin	239	354
Oakfield, Wisconsin	231	2,135
Ripon, Wisconsin	647	164
Non-Food Group
Fairport, New York	13	-
Penn Yan, New York	27	4
Total	10,632	10,197

The Company believes that these facilities are suitable and adequate for the purposes for which they are currently intended. All locations, although highly utilized, have the ability to expand as sales requirements justify. Because of the seasonal production cycles, the exact extent of utilization is difficult to measure.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings, Other Contingencies, and Commitments” in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the information in the 2026 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Shareholder Information”, which is incorporated by reference.

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

	Total Number of		Average Price			Maximum Number
	Shares Purchased		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
12/28/2025 –
01/24/2026	54,877	-	$109.27	-	-
01/25/2026 –
02/21/2026	-	-	-	-	-
02/22/2026 –
03/31/2026 (1)	9,720	-	$140.00	-	-
Total	64,597	-	$113.90	-	-	274,681

(1)

Represents shares that were purchased from the Seneca Foods Corporation Employees’ Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the information in the 2026 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Refer to the information in the 2026 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

Refer to the information in the 2026 Annual Report, attached as Exhibit 13 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures: (1) were designed to ensure that material information relating to the Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, particularly during the period in which this report was being prepared, so as to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Effective March 2, 2026, the Company acquired the Green Giant U.S. Frozen business (“GGF”). Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026, the internal controls of GGF, which represent 7.1% of our total assets and 1.4% of our consolidated revenues included in the consolidated financial statements of the Company as of and for the fiscal year ended March 31, 2026. This exclusion is permitted under the rules of the SEC.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2026, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of March 31, 2026, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarterly period ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be held on August 6, 2026 (the “Proxy Statement”). The Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended March 31, 2026.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

●	Information Concerning Directors
●	Executive Officers
●	Delinquent Section 16(a) Reports
●	Board Governance
●	Audit Committee Matters

Item 11. Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

●	Compensation Discussion and Analysis
●	Summary Compensation Table
●	Grants of Plan-Based Awards in Fiscal Year 2026
●	Outstanding Equity Awards at Fiscal Year-End 2026
●	Option Exercises and Stock Vested in Fiscal Year 2026
●	Pension Benefits
●	Nonqualified Deferred Compensation Table
●	Pay Ratio Disclosure
●	Pay Versus Performance Disclosure
●	Compensation of Directors
●	Compensation Committee Interlocks

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The 2007 Equity Incentive Plan (the “2007 Equity Plan”) was approved by shareholders at the Company’s annual meeting on August 10, 2007 and extended on July 28, 2017. The 2007 Equity Plan expires in August 2027 and originally authorized the issuance of up to 100,000 shares of either Class A Common Stock and Class B Common Stock or a combination of the two classes of stock. During fiscal year 2026, there were 2,187 shares awarded under the terms of the 2007 Equity Plan. As of March 31, 2026, there were 34,037 shares available for distribution as part of future awards under the 2007 Equity Plan. No additional shares have been awarded under the 2007 Equity Plan through the date of this Annual Report on Form 10-K. There are no equity compensation plans not approved by the Company’s shareholders.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule

A.	Exhibits, Financial Statements, and Supplemental Schedule

1.

Financial Statements – the following consolidated financial statements of the Registrant, included in the 2026 Annual Report to Shareholders, are incorporated by reference in Part II, Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Statements of Net Earnings – Years ended March 31, 2026, 2025, and 2024
b.	Consolidated Statements of Comprehensive Income – Years ended March 31, 2026, 2025, and 2024
c.	Consolidated Balance Sheets – As of March 31, 2026 and 2025
d.	Consolidated Statements of Cash Flows – Years ended March 31, 2026, 2025, and 2024
e.	Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2026, 2025, and 2024
f.	Notes to Consolidated Financial Statements – Years ended March 31, 2026, 2025, and 2024
g.	Reports of Independent Registered Public Accounting Firms (PCAOB ID 34)

2.	Supplemental Schedule:

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

10.1

Second Amended and Restated Loan and Guaranty Agreement as of January 20, 2023 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2023)

10.2

Amendment 1 to Second Amended and Restated Loan and Guaranty Agreement as of May 23, 2023 by and among Seneca Foods Corporation, Seneca Foods, LLC, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation and Farm Credit East, ACA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2023)

10.3

Loan and Security Agreement dated as of December 23, 2024 by and among Seneca Foods Corporation, Seneca Snack Company, Green Valley Foods, LLC and certain other subsidiaries of Seneca Foods Corporation, the financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as agent, issuing bank, and lead arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2024)

10.4*

Indemnification Agreement between the Company and the directors of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2020, filed with the SEC on November 4, 2020)

10.5*

Amended and Restated Seneca Foods Corporation Executive Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2025, filed with the SEC on August 7, 2025)

10.6*

Amended and Restated Seneca Foods Corporation Manager Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2025, filed with the SEC on August 7, 2025)

10.7*	2007 Equity Incentive Plan effective August 3, 2007 as extended on July 28, 2017 (incorporated by reference to Appendix A to the Company’s Proxy Statement dated June 28, 2007)

13	Portions of Annual Report to Shareholders for the fiscal year ended March 31, 2026 (filed herewith)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 13, 2024)

21	List of Subsidiaries (filed herewith)

23	Consent of Deloitte & Touche LLP (filed herewith)

31.1	Certification of Paul L. Palmby as Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Michael S. Wolcott as Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 13, 2024)

101.INS	Inline XBRL Instance Document (filed herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Calculation Schema Document (filed herewith)
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)

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

June 11, 2026

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul L. Palmby	President and Chief Executive Officer	June 11, 2026
Paul L. Palmby	Director
(Principal Executive Officer)

/s/ Michael S. Wolcott	Senior Vice President, Chief Financial Officer,	June 11, 2026
Michael S. Wolcott	and Treasurer
(Principal Financial Officer)

/s/ Gregory R. Ide	Vice President, Controller, and Assistant Secretary	June 11, 2026
Gregory R. Ide	(Principal Accounting Officer)

/s/ Kraig H. Kayser	Director (Chairman)	June 11, 2026
Kraig H. Kayser

/s/ Kathryn J. Boor	Director	June 11, 2026
Kathryn J. Boor

/s/ Peter R. Call	Director	June 11, 2026
Peter R. Call

/s/ John P. Gaylord	Director	June 11, 2026
John P. Gaylord

/s/ Linda K. Nelson	Director	June 11, 2026
Linda K. Nelson

/s/ Donald J. Stuart	Director	June 11, 2026
Donald J. Stuart

/s/ Bruce E. Ware	Director	June 11, 2026
Bruce E. Ware

/s/ Keith A. Woodward	Director	June 11, 2026
Keith A. Woodward