Form 10-Q
period 2026-06-27
Seneca Foods Corp
filed 2026-08-06
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 24, 2026 are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,221,238
Common Stock Class B, $0.25 Par	1,549,219

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 27, 2026	June 28, 2025	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$86,921	$12,072	$49,919
Accounts receivable, net of allowance for credit losses of $85, $67 and $53, respectively	90,831	99,817	109,298
Inventories	601,407	614,435	613,913
Refundable income taxes	427	506	2,696
Other current assets	4,641	5,485	3,301
Total current assets	784,227	732,315	779,127
Property, plant and equipment, net	340,771	325,492	331,280
Right-of-use assets operating, net	17,911	10,953	18,792
Right-of-use assets finance, net	6,192	12,318	6,843
Pension assets	110,008	76,316	108,142
Other assets	3,661	1,950	3,574
Total assets	$1,262,770	$1,159,344	$1,247,758

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$122,051	$85,755	$63,764
Deferred revenue	2,040	8,313	3,965
Accrued vacation	13,467	13,220	13,467
Accrued payroll	12,129	11,587	20,756
Income taxes payable	4,346	6,251	305
Other accrued expenses	29,042	28,801	26,411
Current portion of long-term debt, finance and lease obligations	25,101	24,419	25,259
Total current liabilities	208,176	178,346	153,927
Long-term debt	185,363	259,497	239,056
Operating lease obligations	12,728	6,997	14,343
Finance lease obligations	3,139	7,559	3,715
Finance obligation	13,915	16,739	14,636
Deferred income tax liability, net	49,716	32,517	49,660
Other liabilities	15,277	13,517	16,191
Total liabilities	488,314	515,172	491,528
Commitments and contingencies
Stockholders' equity:
Preferred stock	331	346	331
Common stock	3,052	3,051	3,052
Additional paid-in capital	105,270	102,426	105,142
Treasury stock, at cost	(227,424)	(214,443)	(226,074)
Stock Employee Compensation Trust	(47)	-	-
Accumulated other comprehensive income (loss)	13,373	(7,836)	13,373
Retained earnings	879,901	760,628	860,406
Total stockholders' equity	774,456	644,172	756,230
Total liabilities and stockholders’ equity	$1,262,770	$1,159,344	$1,247,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Net sales	$405,174	$297,458

Costs and expenses:
Cost of products sold	357,323	255,647
Selling, general, and administrative expense	20,406	18,738
Other operating expense (income), net	1,216	(142)
Total costs and expenses	378,945	274,243
Operating income	26,229	23,215
Other income and expenses:
Other non-operating income	(2,955)	(1,906)
Interest expense, net	3,144	5,410
Earnings before income taxes	26,040	19,711
Income taxes	6,533	4,826
Net earnings	$19,507	$14,885

Earnings per share:
Basic	$2.88	$2.16
Diluted	$2.85	$2.14

Weighted average common shares outstanding used in the calculation of earnings per share:
Basic	6,773	6,882
Diluted	6,840	6,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Comprehensive income:
Net earnings	$19,507	$14,885
Total	$19,507	$14,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net earnings	$19,507	$14,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,628	11,073
Non-cash lease expense	1,346	949
LIFO credit	(3,047)	(11,798)
Deferred income taxes	56	235
Gain on the sale of assets	(69)	(43)
Stock-based compensation expense	125	50
Pension benefit	(1,866)	(583)
Changes in operating assets and liabilities:
Accounts receivable	16,725	(3,487)
Inventories	15,553	1,318
Other assets	(1,354)	(1,197)
Accounts payable	58,287	42,175
Accrued expenses and other	(13,138)	(4,612)
Income taxes	6,310	4,731
Net cash provided by operating activities	109,063	53,696
Cash flows from investing activities:
Additions to property, plant and equipment	(17,178)	(11,288)
Receipt of acquisition contingent consideration	1,742	-
Additions to non-current deposits for right-of-use assets	(188)	-
Proceeds from the sale of assets	120	115
Net cash used in investing activities	(15,504)	(11,173)
Cash flows from financing activities:
Borrowings under revolving credit facility	586	42,798
Repayments under revolving credit facility	(586)	(33,435)
Payments on term loans and finance obligation	(54,432)	(85,395)
Payments on finance leases	(719)	(1,023)
Purchase of treasury stock	(1,350)	(3,774)
Purchase of stock held by Stock Employee Compensation Trust	(44)	-
Preferred stock dividends	(12)	(12)
Net cash used in financing activities	(56,557)	(80,841)

Net increase (decrease) in cash and cash equivalents	37,002	(38,318)
Cash and cash equivalents, beginning of the period	49,919	50,390
Cash and cash equivalents, end of the period	$86,921	$12,072

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$3,720	$6,138
Cash paid for income taxes, net	$159	$159
Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$556	$1,955
Right-of-use assets derecognized upon early lease termination	$91	$59
Property, plant and equipment purchased on account	$2,166	$503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

					Stock	Accumulated
			Additional		Employee	Other
	Preferred	Common	Paid-In	Treasury	Compensation	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Trust	Income (Loss)	Earnings	Total
First Quarter FY 2026:
Balance, March 31, 2025	$346	$3,051	$102,376	$(210,669)	$-	$(7,836)	$745,755	$633,023
Net earnings	-	-	-	-	-	-	14,885	14,885
Cash dividends declared on preferred stock	-	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	3	-	-	-	-	3
Equity incentive program	-	-	47	-	-	-	-	47
Purchase treasury stock	-	-	-	(3,774)	-	-	-	(3,774)
Balance, June 28, 2025	$346	$3,051	$102,426	$(214,443)	$-	$(7,836)	$760,628	$644,172

First Quarter FY 2027:
Balance, March 31, 2026	$331	$3,052	$105,142	$(226,074)	$-	$13,373	$860,406	$756,230
Net earnings	-	-	-	-	-	-	19,507	19,507
Cash dividends declared on preferred stock	-	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	42	-	-	-	-	42
Equity incentive program	-	-	83	-	-	-	-	83
Purchase treasury stock	-	-	-	(1,350)	-	-	-	(1,350)
Adjustment to market for SECT	-	-	3	-	(3)	-	-	-
Purchase of shares by SECT	-	-	-	-	(44)	-	-	(44)
Balance, June 27, 2026	$331	$3,052	$105,270	$(227,424)	$(47)	$13,373	$879,901	$774,456

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
June 27, 2026	200,000	1,400,000	6,602	20,000,000	10,000,000
Shares outstanding:
June 27, 2026	200,000	807,240	6,602	5,221,238	1,549,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Preparation and Presentation

Seneca Foods Corporation (the “Company”) is a leading provider of packaged fruits and vegetables with 27 facilities in nine states in support of its main operations. The Company’s product offerings include canned, frozen and jarred produce, and snack chips. The Company’s fruits and vegetables are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. The Company also sells its products to foodservice distributors, restaurant chains, industrial markets, other food processors, and export customers in approximately 55 countries, as well as federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statement presentation. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 that was filed with the SEC on June 11, 2026.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. A summary of significant accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Acquisition – The Company finalized the purchase price for the Green Giant U.S. frozen business during the three months ended June 27, 2026, which is within the one-year measurement period. There were no adjustments to the purchase price, and the Company received $1.7 million of contingent consideration previously recorded as a receivable on the Company’s consolidated balance sheet as of March 31, 2026. The Company incurred $1.4 million of transition service fees during the three months ended June 27, 2026 which are recorded as part of other operating expense (income), net on the condensed consolidated statement of net earnings.

Recently Adopted Accounting Pronouncements — In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance beginning April 1, 2026 by electing the practical expedient permitted under the ASU. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements — In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to update the guidance in Topic 270 by improving the navigability of the required interim disclosures, clarifying when that guidance is applicable, and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2028, and is in the process of analyzing the impact on its consolidated financial statements.

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

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Canned vegetables	$307,964	$247,351
Frozen vegetables	67,900	22,937
Fruit products	18,912	18,050
Snack products	3,531	3,555
Other	6,867	5,565
Total	$405,174	$297,458

As a result of certain contracts with customers, the Company has contract asset balances of $2.0 million, $1.0 million, and $1.2 million as of June 27, 2026, June 28, 2025, and March 31, 2026, respectively, which are recorded as part of other current assets on the condensed consolidated balance sheets. The Company has contract liabilities in the form of deferred revenue representing payments received from certain of its co-pack customers in advance of completion of the Company's respective performance obligations. The balance is comprised of prepaid case and labeling and storage services which have been collected from bill and hold sales, as well as amounts invoiced in accordance with the terms of a co-pack agreement.

The deferred revenue activity is shown in the following table (in thousands):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Beginning balance	$3,965	$11,140
Deferral of revenue	1,374	1,488
Recognition of unearned revenue	(3,299)	(4,315)
Ending balance	$2,040	$8,313

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Earnings per Common Share

Earnings per share for the three months ended June 27, 2026 and June 28, 2025 are as follows (in thousands, except per share amounts):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Basic
Net earnings	$19,507	$14,885
Deduct preferred stock dividends	12	6
Undistributed net earnings	19,495	14,879
Earnings attributable to participating preferred shareholders	19	17
Earnings attributable to common shareholders	$19,476	$14,862
Weighted average common shares outstanding	6,773	6,882
Basic earnings per common share	$2.88	$2.16

Diluted
Earnings attributable to common shareholders	$19,476	$14,862
Add dividends on convertible preferred stock	5	5
Earnings attributable to common stock on a diluted basis	$19,481	$14,867
Weighted average common shares outstanding - basic	6,773	6,882
Additional shares to be issued under full conversion of preferred stock	67	67
Total shares for diluted	6,840	6,949
Diluted earnings per common share	$2.85	$2.14

4.	Inventories

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

As of June 27, 2026, June 28, 2025, and March 31, 2026, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $333.9 million, $347.5 million, and $337.0 million, respectively. In order to state inventories at LIFO, the Company recorded a decrease to cost of products sold of $3.0 million and $11.8 million for the three months ended June 27, 2026 and June 28, 2025, respectively.

The inventories by category and the impact of using the LIFO method are shown in the following table (in thousands):

	As of:
	June 27,	June 28,	March 31,
	2026	2025	2026
Finished products	$509,010	$587,053	$596,965
Work in process	101,964	99,651	104,202
Raw materials and supplies	324,344	275,189	249,704
	935,318	961,893	950,871
Less: excess of FIFO cost over LIFO cost	(333,911)	(347,458)	(336,958)
Total inventories	$601,407	$614,435	$613,913

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	As of:
	June 27,	June 28,	March 31,
	2026	2025	2026
Land and land improvements	$57,026	$53,458	$54,195
Buildings and improvements	243,377	238,848	243,062
Machinery and equipment	527,445	506,101	523,448
Office equipment, furniture, vehicles and computer software	18,375	15,948	17,420
Construction in progress	35,454	21,138	24,330
Property, plant and equipment, cost	881,677	835,493	862,455
Less: accumulated depreciation	(540,906)	(510,001)	(531,175)
Property, plant and equipment, net	$340,771	$325,492	$331,280

Depreciation expense totaled $9.8 million and $10.0 million for the three months ended June 27, 2026 and June 28, 2025, respectively.

6.	Debt

Finance Obligation — On September 15, 2024, the Company entered into a $21.3 million financing agreement with Wells Fargo Equipment Finance, Inc. for a can manufacturing line located at one of the Company’s plant facilities. The associated finance obligation has a maturity date of September 14, 2031 and a monthly payment of $0.3 million comprised of principal and interest at a fixed rate of 5.56%. As of June 27, 2026, the principal balance of the finance obligation was $16.7 million, of which $2.8 million is included within the current portion of long-term debt, finance and lease obligations on the condensed consolidated balance sheet.

Long-term debt is comprised of the following (in thousands):

	As of:
	June 27,	June 28,	March 31,
	2026	2025	2026
Revolving credit facility	$1,000	$10,363	$1,000

Term Loan A-2
Outstanding principal	199,750	264,750	253,500
Unamortized debt issuance costs	(387)	(616)	(444)
Term Loan A-2, net	199,363	264,134	253,056

Total long-term debt	200,363	274,497	254,056
Less current portion	15,000	15,000	15,000
Long-term debt, less current portion	$185,363	$259,497	$239,056

Revolving Credit Facility — On December 23, 2024, the Company entered into a Loan and Security Agreement (the “Agreement”), with Wells Fargo Bank, National Association as agent for the various lenders of a senior revolving credit facility of up to $450.0 million that is seasonally adjusted to a maximum of $400.0 million during the calendar months of April through July (the “Revolver”).

The Agreement refinanced and replaced in its entirety the Fourth Amended and Restated Loan and Security Agreement dated as of March 24, 2021, as amended from time to time, with Bank of America, N.A. as agent, issuing bank, and syndication agent, and BofA Securities, Inc. as lead arranger (the “2021 Agreement”). The Agreement maintains many of the key characteristics of the 2021 Agreement including the variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, type of collateral, borrowing base requirements and financial covenant calculation, if applicable.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Revolver is secured by the majority of the Company’s accounts receivable and inventories and contains borrowing base requirements as well as a financial covenant, if certain circumstances apply. The Company utilizes its Revolver for general corporate purposes, including seasonal working capital needs, to pay debt principal and interest obligations, and to fund capital expenditures and acquisitions. Seasonal working capital needs are affected by the growing cycles of the vegetables the Company packages. The majority of vegetable inventories are produced during the months of June through November and are then sold over the following twelve months. Payment terms for vegetable produce are generally three months but may vary and range from approximately one to seven months. Therefore, the Company’s need to draw on the Revolver may fluctuate significantly throughout the year.

The interest rate benchmark for borrowings under the Revolver is based upon SOFR plus an applicable margin, as defined in the Agreement. In order to maintain availability of funds under the revolving credit facility, the Company pays a commitment fee on the unused portion of the Revolver. As of June 27, 2026, the unused portion of the Revolver was $398.6 million. The Revolver has a five-year term and matures on December 24, 2029. Accordingly, the Revolver balance is included in long-term debt on the accompanying condensed consolidated balance sheets.

In connection with the Revolver refinance, certain lenders exited the syndicate and were replaced by new syndicate members. The portion of the transaction in which certain lenders exited was accounted for as an extinguishment resulting in the write-off of an immaterial amount of unamortized deferred costs. The portion of the transaction comprised of lenders that remained in the syndicate was accounted for as a modification, resulting in the Company continuing to defer the remaining unamortized costs over the term of the Revolver. Additionally, the Company incurred $1.6 million of debt issuance costs which are deferred over the term of the Revolver and amortized on a straight-line basis.

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

The following table summarizes certain quantitative data for Revolver borrowings during fiscal year 2027 and fiscal year 2026 (in thousands):

	As of:
	June 27,	June 28,	March 31,
	2026	2025	2026
Outstanding borrowings	$1,000	$10,363	$1,000
Interest rate	4.87%	5.64%	4.92%

	Three Months Ended
	June 27,	June 28,
	2026	2025
Maximum amount of borrowings drawn during the period	$1,501	$15,717
Average outstanding borrowings	$1,020	$3,818
Weighted average interest rate	4.97%	5.61%

Term Loans — On January 20, 2023, the Company entered into a Second Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA (the “Term Loan Agreement”) which governs two term loans, as summarized below:

Term Loan A-1: The Term Loan Agreement provides for the continuation of a $100.00 million unsecured term loan with a maturity date of June 1, 2025 and fixed interest rate of 3.3012%. Quarterly principal payments were $1.0 million on Term Loan A-1. Upon maturity during fiscal year 2026, the Company paid the Term Loan A-1 in full using available cash on hand of $81.0 million.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On May 23, 2023, the Term Loan Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment which amended, restated and replaced in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continued all aspects of Term Loan A-1, as defined in the Term Loan Agreement, through the maturity date of such loan. In connection with the Amended Term Loan A-2, the Company incurred $1.1 million of financing costs which are deferred and amortized over the life of the term loan. On May 1, 2026, the Company utilized a portion of its available cash on hand to make a voluntary pre-payment of $50.0 million to reduce the outstanding principal balance of the Amended Term Loan A-2. No pre-payment penalty was incurred. As of June 27, 2026, the interest rate on Amended Term Loan A-2 was 5.40%.

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

As of June 27, 2026, the Company was in compliance with all covenants for its revolving credit facility and term loan agreement.

Standby Letters of Credit — The Company has standby letters of credit for certain insurance-related requirements. The Company’s standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On June 27, 2026, the Company had $0.4 million in outstanding standby letters of credit. These standby letters of credit are supported by the Company’s Revolver and reduce borrowings available under the Revolver.

7.	Leases

The Company determines whether an arrangement is a lease at inception of the agreement. Presently, the Company leases land, certain building space, machinery and equipment under various operating and finance leases.

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

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease cost were as follows (in thousands):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Lease cost:
Amortization of right-of-use assets	$651	$904
Interest on lease obligations	53	112
Finance lease cost	704	1,016
Operating lease cost	1,592	1,087
Short-term lease cost	3,917	3,683
Total lease cost	$6,213	$5,786

Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases	$53	$112
Operating cash flows from operating leases	2,381	2,066
Financing cash flows from finance leases	719	1,023
	$3,153	$3,201

Right-of-use assets obtained in exchange for new operating lease obligations	$556	$1,955
Right-of-use assets derecognized upon early termination of finance leases	$-	$2
Right-of-use assets derecognized upon early termination of operating leases	$91	$57
Weighted-average lease term (years):
Finance leases	2.5	3.7
Operating leases	5.2	4.1
Weighted-average discount rate (percentage):
Finance leases	3.9%	4.2%
Operating leases	5.5%	5.2%

Undiscounted future lease payments under non-cancelable operating and finance leases, along with a reconciliation of undiscounted cash flows to operating and finance lease obligations, respectively, as of June 27, 2026 were as follows (in thousands):

Years ending March 31:	Operating	Finance
Balance of 2027	$3,646	$1,940
2028	4,888	2,304
2029	3,030	1,152
2030	2,543	416
2031	2,217	1
2032 and thereafter	3,972	-
Total minimum payment required	20,296	5,813
Less interest	2,678	287
Present value of minimum lease payments	17,618	5,526
Amount due within one year	4,890	2,387
Long-term lease obligations	$12,728	$3,139

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Income Taxes

The Company’s effective tax rate was 25.1% and 24.5% for the three months ended June 27, 2026 and June 28, 2025, respectively. The prior year quarter benefited from a decrease in the valuation allowance related to the usage of state tax credits, although there was no impact to the valuation allowance in the current quarter, therefore resulting in an increase of 0.5% to the current quarter effective tax rate on a comparative basis. There were no other significant items impacting the change in effective tax rate.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in calendar year 2025 and others implemented through calendar year 2027. The Company has evaluated the impact of the new law and determined none of the tax provisions are expected to have a significant impact on the Company’s condensed consolidated financial statements.

The Company's federal income tax returns for fiscal years after 2022 are subject to examination. The Company is currently involved in two state income tax audits covering fiscal year 2021 through fiscal year 2025. The Company is current on its federal and state tax returns.

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

Receivables transferred under the Program result in the amounts being derecognized from the Company’s condensed consolidated balance sheet and the proceeds received by the Company are included in cash flows from operating activities on the condensed consolidated statement of cash flows. The discount incurred is recorded as part of other operating expense (income), net on the condensed consolidated statement of net earnings.

The Company sold $12.3 million of receivables under the Program during the three months ended June 27, 2026. The Company received proceeds of $12.2 million, which is net of a $0.1 million discount. All amounts collected as of June 27, 2026 by the Company in its role as servicer were remitted to Wells Fargo Bank, N.A. The outstanding balance of receivables derecognized from the Company's condensed consolidated balance sheet at June 27, 2026, but which the Company continues to service, related to the Program was $4.0 million. The amount available under the Program was $46.0 million as of June 27, 2026.

10.	Retirement Plans

The net periodic benefit income for the Company’s pension plan consisted of the following (in thousands):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Service cost including administrative expenses	$1,089	$1,323
Interest cost	2,814	2,912
Expected return on plan assets	(5,769)	(4,820)
Amortization of prior service cost	-	2
Net periodic benefit income	$(1,866)	$(583)

There were no pension contributions made during the three months ended June 27, 2026 and June 28, 2025.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Stockholders’ Equity

During the three months ended June 27, 2026, the Company repurchased 9,900 shares of its Class A Common Stock at a cost of $1.4 million, which are included in treasury stock on the condensed consolidated balance sheets. During the three months ended June 28, 2025, the Company repurchased 41,937 shares of its Class A Common Stock at a cost of $3.8 million. As of June 27, 2026, there are 5,442,980 shares or $227.4 million of repurchased stock being held as treasury stock. These shares are not considered outstanding and the Company accounts for treasury stock under the cost method.

Effective April 1, 2026, the Company established a Stock Employee Compensation Trust (“SECT”) to assist in administering and provide funding for equity-based employee compensation plans and benefit programs. During the three months ended June 27, 2026, the Company made a loan to the SECT that the SECT used to purchase 276 shares of Class B Common Stock for $0.1 million. The balance of the shares held by the SECT is included on the condensed consolidated balance sheet. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreement governing the SECT, the trustee votes all shares held by the SECT on all matters submitted to shareholders.

12.	Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, refundable income taxes, accounts payable, income taxes payable, and accrued expenses are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term maturity of these instruments.

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

The carrying value and estimated fair value of the Company’s long-term debt and finance obligation are summarized as follows (in thousands):

	As of:
	June 27,	June 28,	March 31,
	2026	2025	2026
Carrying value	$217,102	$293,908	$271,477
Estimated fair value	$216,950	$293,419	$271,406

13.	Segment Information

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

The Other category consists of the Company's non-food operations including revenue derived from the sale of cans, ends, seed, outside revenue from the Company's aircraft operations, and certain corporate items. These ancillary activities do not qualify as an operating segment and are not eligible for aggregation with one of the identified operating segments; therefore, they are combined and presented within the “Other” category.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes segment earnings before income taxes and significant segment expenses (in thousands):

		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Three months ended June 27, 2026
Net sales (1)	$375,864	$22,443	$6,867	$405,174	$-	$405,174
Cost of products sold	336,419	20,583	3,368	360,370	(3,047)	357,323
Selling and advertising expense (2)	8,370	511	119	9,000	-	9,000
General and administrative expense	7,923	842	2,641	11,406	-	11,406
Other segment items (3)	(204)	-	(1,535)	(1,739)	-	(1,739)
Interest expense, net	3,961	376	(1,193)	3,144	-	3,144
Earnings before income taxes	$19,395	$131	$3,467	$22,993	$3,047	$26,040
Income taxes						6,533
Net earnings						$19,507

Additional segment disclosures:
Depreciation and amortization (4)	$8,745	$808	$1,075	$10,628	$-	$10,628
Capital expenditures (5)	$18,788	$554	$2	$19,344	$-	$19,344
Total assets	$1,478,865	$114,678	$3,138	$1,596,681	$(333,911)	$1,262,770

Three months ended June 28, 2025
Net sales (1)	$270,288	$21,605	$5,565	$297,458	$-	$297,458
Cost of products sold	247,679	17,166	2,600	267,445	(11,798)	255,647
Selling and advertising expense (2)	7,339	510	61	7,910	-	7,910
General and administrative expense	7,515	813	2,500	10,828	-	10,828
Other segment items (3)	(132)	-	(1,916)	(2,048)	-	(2,048)
Interest expense, net	3,981	304	1,125	5,410	-	5,410
Earnings before income taxes	$3,906	$2,812	$1,195	$7,913	$11,798	$19,711
Income taxes						4,826
Net earnings						$14,885

Additional segment disclosures:
Depreciation and amortization (4)	$8,989	$839	$1,245	$11,073	$-	$11,073
Capital expenditures (5)	$9,570	$1,215	$-	$10,785	$-	$10,785
Total assets	$1,390,427	$114,096	$2,279	$1,506,802	$(347,458)	$1,159,344

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following footnotes should be read in connection with the segment disclosure table shown on the previous page:

(1)

Information received by the CODM as part of net sales includes trade promotion costs representing amounts paid to customers for shelf space, to obtain favorable display positions, and to offer temporary price reductions for the sale of the Company's products to consumers.

(2)

Information received by the CODM as part of selling and advertising expenses includes direct selling expenses such as brokerage costs, sales force employee compensation, and costs incurred to execute sales to customers.

(3)

Other segment items include other operating expense (income), net and other non-operating income, each of which are not considered to be significant segment expenses. These amounts are combined into one line for purposes of reconciling to the reported measure of earnings before income taxes.

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

The Company has posted a surety bond and a surety-backed letter of credit which serve as collateral for its workers’ compensation policy. The primary purpose of these instruments is to indemnify the beneficiary should the Company be unable to fulfill its obligations for claims asserted under the workers’ compensation policy. Both the surety bond and the surety-backed letter of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. As of June 27, 2026, the amount of the surety bond and the surety-backed letter of credit was $4.3 million and $13.8 million, respectively. The Company is not aware of any outstanding claims made against either of these instruments.

15.	Subsequent Event

In July 2026, the Company utilized a portion of its available cash on hand to make a voluntary pre-payment of $50.0 million to reduce the outstanding principal balance of its Amended Term Loan A-2. No pre-payment penalty was incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seneca Foods Corporation is a leading provider of packaged fruits and vegetables, with facilities located throughout the United States. Our product offerings include canned, frozen and jarred produce, and snack chips that are sold under private label as well as national and regional brands that the Company owns or licenses, including Aunt Nellie’s®, Cherryman®, Green Giant®, Green Valley®, Libby’s®, READ®, and Seneca®. Our products are sold nationwide by major grocery outlets, including supermarkets, mass merchandisers, limited assortment stores, club stores and dollar stores. We also sell products to foodservice distributors, restaurant chains, industrial markets, other food processors, export customers in approximately 55 countries and federal, state and local governments for school and other food programs. Additionally, the Company packs canned and frozen vegetables under contract packing agreements.

Business Trends

We purchase raw materials, including raw produce, steel, ingredients and packaging materials from growers, commodity processors, steel producers and packaging suppliers. Raw materials and other input costs, such as labor, fuel, fertilizer, utilities and transportation, are subject to fluctuations in price attributable to a number of factors. Certain of the raw materials, namely steel, are subject to import tariffs and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which the Company may be subject. Fluctuations in commodity prices can lead to retail price volatility and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly, the impact of which could increase our cost of products sold and reduce our profitability.

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

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Canned vegetables	$307,964	$247,351
Frozen vegetables	67,900	22,937
Fruit products	18,912	18,050
Snack products	3,531	3,555
Other	6,867	5,565
Total	$405,174	$297,458

Three Months Ended June 27, 2026 and June 28, 2025

Net sales totaled $405.2 million for the three months ended June 27, 2026 as compared with $297.5 million for the three months ended June 28, 2025. The overall net sales increase of $107.7 million, or 36.2%, was driven by higher sales volumes contributing an increase of $96.8 million, along with higher selling prices and the impact of product mix which contributed an increase of $10.9 million as compared to the prior year quarter.

Net sales of canned vegetables and frozen vegetables increased by a combined $105.5 million over the prior year quarter. The categories experienced an increase in sales volume equating to $96.0 million, along with $9.5 million from higher selling prices and the impact of product mix. Net sales in the fruit products category increased by $0.9 million mainly driven by an increase in sales volume. Net sales of the snack products category were flat compared to the prior year quarter. Lastly, net sales attributable to the other category increased $1.3 million as compared to the prior year quarter for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Operating Income:

The following table presents components of operating and non-operating (income) expense as a percentage of net sales (percentages shown as absolute values):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Gross margin	11.8%	14.1%
Selling, general, and administrative expense	5.0%	6.3%
Other operating expense (income), net	0.3%	0.0%
Operating income	6.5%	7.8%
Other non-operating income	0.7%	0.6%
Interest expense, net	0.8%	1.8%
Income taxes	1.6%	1.6%

Three Months Ended June 27, 2026 and June 28, 2025

Gross Margin: Gross margin for the three months ended June 27, 2026 was 11.8% as compared to 14.1% for the three months ended June 28, 2025. Gross margin decreased when comparing the year-over-year quarterly periods mainly because the prior year quarter benefited from a larger LIFO credit thereby reducing the cost of products sold on a GAAP basis for that period. The Company’s LIFO credit for the three months ended June 27, 2026 was $3.0 million as compared to $11.8 million for the three months ended June 28, 2025. Excluding the LIFO credit, the gross margin was steady year-over-year as the percentage increase in cost of products sold was generally consistent with the percentage increase in net sales. Refer to the business trends section above and the material cash requirements section below for additional discussion of the factors impacting the respective seasonal pack.

Selling, General, and Administrative: Selling, general and administrative expense for the three months ended June 27, 2026 increased $1.7 million from the three months ended June 28, 2025. Selling, general, and administrative expense as a percentage of net sales for the three months ended June 27, 2026, was 5.0% as compared with 6.3% for the prior year quarter. The decrease in selling, general, and administrative expense as a percentage of net sales was mainly driven by the increase in net sales and the fixed nature of certain expenses.

Other Operating Expense (Income), net: The Company had other operating expense, net of $1.2 million during the three months ended June 27, 2026, which was driven primarily by $1.4 million of transition service fees resulting from the business acquisition in fiscal year 2026. During the three months ended June 28, 2025, the Company had other operating income, net of $0.1 million, which was driven primarily by the sale of various spare equipment.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $3.0 million and $1.9 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 0.8% for the three months ended June 27, 2026, as compared to 1.8% for the three months ended June 28, 2025. Interest expense decreased from $5.4 million in the prior year quarter to $3.1 million in the current quarter primarily driven by lower average borrowings outstanding under the Company’s revolving credit facility, a lower weighted average interest rate for the revolving credit facility as compared to the prior year quarter, and the current quarter did not have any interest incurred for Term Loan A-1.

Income Taxes:

The Company’s effective tax rate was 25.1% and 24.5% for the three months ended June 27, 2026 and June 28, 2025, respectively. The prior year quarter benefited from a decrease in the valuation allowance related to the usage of state tax credits, although there was no impact to the valuation allowance in the current quarter, therefore resulting in an increase of 0.5% to the current quarter effective tax rate on a comparative basis. There were no other significant items impacting the change in effective tax rate.

Liquidity and Capital Resources

Selected financial data of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	June 27,	June 28,	March 31,	March 31,
	2026	2025	2026	2025
Working capital:
Balance	$576,051	$553,969	$625,200	$541,096
Change in quarter	$(49,149)	$12,873
Current portion of long-term debt, finance and lease obligations	$25,101	$24,419	$25,259	$105,692
Long-term debt	$185,363	$259,497	$239,056	$253,822
Operating lease obligations	$12,728	$6,997	$14,343	$6,924
Financing lease obligations	$3,139	$7,559	$3,715	$8,377
Finance obligation	$13,915	$16,739	$14,636	$17,421
Total stockholders' equity per equivalent common share (1)	$113.15	$92.85	$110.33	$90.70
Stockholders' equity per common share	$114.34	$93.82	$111.49	$91.63
Current ratio	3.77	4.11	5.06	3.52

(1)

Equivalent common shares are either common shares or, for convertible preferred shares, the number of common shares that the preferred shares are convertible into. See Note 11 of the Notes to Consolidated Financial Statements of the Company’s 2026 Annual Report on Form 10-K for conversion details.

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

During fiscal year 2025, the Company experienced an easing of working capital needs. However, adverse weather conditions during the planting and harvesting seasons had a notable impact, especially in the upper Midwest where the Company has its primary growing region. Challenging growing conditions and reduced crop yields resulted in a seasonal pack smaller than originally planned. This in turn resulted in a higher-cost seasonal pack on a per unit basis for fiscal year 2025; although, the overall cash requirements showed improvement as compared to the preceding fiscal years.

The Company’s fiscal year 2026 seasonal pack benefited from improved crop yields and less challenging growing conditions in certain regions, which contributed to an overall larger pack size as compared to the prior year. The Company’s plant locations ran more steadily during the harvesting and production process without as many weather-related interruptions experienced in fiscal year 2025. These factors resulted in an overall lower-cost seasonal pack on a per unit basis for fiscal year 2026.

With fiscal year 2027 underway and the early stages of the Company’s seasonal pack commencing during the current quarter, the principal focus will be on working capital needs to fund the pack as it progresses and inventory levels are replenished.

A strong cash position leading into fiscal year 2027, coupled with continued positive cash flows provided by operating activities, allowed the Company to minimize use of its revolving credit facility during the three months ended June 27, 2026. Additionally, the Company utilized cash on hand to fund the $50.0 million voluntary pre-payment on Amended Term Loan A-2 as discussed in Note 6. The Company believes that its operations along with existing liquidity sources will satisfy its cash requirements for at least the next twelve months. The Company has borrowed funds and continues to believe that it has the ability to do so at reasonable interest rates; however additional borrowings would result in increased interest expense. The Company does not have any off-balance sheet financing arrangements.

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Cash provided by operating activities	$109,063	$53,696
Cash used in investing activities	(15,504)	(11,173)
Cash used in financing activities	(56,557)	(80,841)
Net increase (decrease) in cash and cash equivalents	37,002	(38,318)
Cash and cash equivalents, beginning of period	49,919	50,390
Cash and cash equivalents, end of period	$86,921	$12,072

Net Cash Provided by Operating Activities: For the three months ended June 27, 2026, cash provided by operating activities was $109.1 million, which consisted of $82.4 million from changes in operating assets and liabilities, coupled with net earnings of $19.5 million and partially offset by non-cash charges of $7.2 million. The non-cash charges were mainly comprised of $10.6 million of depreciation and amortization and $1.3 million of non-cash lease expense, offset by a $3.0 million LIFO credit and a $1.9 million increase in pension benefit. The change in operating assets and liabilities was mainly impacted by inventories being a use of cash as the early stages of the Company’s seasonal pack commenced during the quarter.

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

Net Cash Used in Investing Activities: Net cash used in investing activities was $15.5 million for the three months ended June 27, 2026, which was largely driven by cash used for capital expenditures of $17.2 million. Partially offsetting that amount was $1.7 million received upon settlement of the contingent consideration resulting from the business acquisition in fiscal year 2026.

Net cash used in investing activities was $11.2 million for the three months ended June 28, 2025, and consisted of cash used for capital expenditures of $11.3 million, partially offset by proceeds from the sale of assets totaling $0.1 million.

Net Cash Used in Financing Activities: Net cash used in financing activities was $56.6 million for the three months ended June 27, 2026, driven primarily by payments of $54.4 million on its term loans and finance obligation. This included a $50.0 million pre-payment for Amended Term Loan A-2 during the current quarter. The Company also used cash of $1.4 million to purchase treasury stock and made payments of $0.8 million on finance leases. The Company utilized its revolving credit facility, although borrowings and repayments both equated to $0.6 million during the three month period, thereby resulting in no change to the ending balance as compared to the beginning of the fiscal year.

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

Impact of Seasonality on Financial Position and Results of Operations

The Company’s production cycle begins with planting in the spring followed by harvesting and packaging during the second and third fiscal quarters with sales spanning over the following twelve months. The last fiscal quarter ending March 31 is the optimal time for maintenance, repairs and equipment changes in the Company’s seasonal packaging plants. The supply of commodities, current pricing, and expected new crop quantity and quality affect the timing and amount of the Company’s sales and earnings. When the seasonal harvesting periods of the Company's major vegetables are newly completed, inventories for these packaged vegetables are at their highest levels. For peas, the peak inventory time is mid-summer and for sweet corn and green beans, the Company's highest volume vegetables, the peak inventory is in mid-autumn. The seasonal nature of the Company’s production cycle results in inventory and accounts payable typically reaching their lowest point in the fourth quarter prior to the new seasonal pack commencing. As the seasonal pack progresses, these components of working capital both increase until the pack is complete.

The Company’s fruit and vegetable sales exhibit seasonal increases in the third fiscal quarter due to increased retail demand during the holiday season. In addition, the Company sells certain finished goods to co-pack customers on a bill and hold basis during the pack cycle, which typically occurs in the second and third quarters. Given the seasonal nature of the Company’s sales, the accounts receivable balance typically reaches its highest point at the end of the second fiscal quarter.

Non-GAAP Financial Measures

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

Adjusted net earnings are calculated on a FIFO basis which excludes the impact from the application of LIFO. Set forth below is a reconciliation of reported net earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Earnings before income taxes, as reported	$26,040	$19,711
LIFO credit	(3,047)	(11,798)
Adjusted earnings before income taxes	22,993	7,913
Income taxes (1)	5,780	1,900
Adjusted net earnings	$17,213	$6,013

(1)

For the three months ended June 27, 2026 and June 28, 2025, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $6.5 million and $4.8 million, respectively, and applying the statutory tax rates of 24.7% and 24.8%, respectively, for each of the respective periods to the pre-tax LIFO credit.

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

Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended
	June 27,	June 28,
	2026	2025
Net earnings	$19,507	$14,885
Income taxes	6,533	4,826
Interest expense, net	3,144	5,410
Depreciation and amortization (1)	11,974	12,022
Interest amortization (2)	(149)	(154)
EBITDA	41,009	36,989
LIFO credit	(3,047)	(11,798)
FIFO EBITDA	$37,962	$25,191

(1)	Includes non-cash lease expense consistent with financial covenant calculations.
(2)	Reconciling item needed to exclude debt issuance cost amortization from the amount shown for interest expense.

New Accounting Standards

Refer to Note 1, “Basis of Preparation and Presentation”, to the Condensed Consolidated Financial Statements contained herein.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. There were no material changes to the Company's critical accounting policies or estimates during the three months ended June 27, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw material pricing and availability. There have been no material changes to the Company’s exposure to market risk since March 31, 2026. In addition, the Company is exposed to fluctuations in interest rates, primarily related to its revolving credit facility and Amended Term Loan A-2. To manage interest rate risk, the Company uses both fixed and variable interest rate debt plus fixed interest rate lease obligations. The interest rate on the finance obligation is fixed and not subject to interest rate volatility.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 27, 2026, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 14, “Legal Proceedings, Other Contingencies, and Commitments,” to the Condensed Consolidated Financial Statements contained herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report Form 10-K for the period ended March 31, 2026, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price			Maximum Number
	Shares Purchased (1)		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
04/01/2026 –
04/25/2026	-	276	-	$160.92	-
04/26/2026 –
05/23/2026 (2)	9,900	-	$136.34	-	-
05/24/2026 –
06/27/2026	-	-	-	-	-
Total	9,900	276	$136.34	$160.92	0	274,681

(1)

Reflects purchases by the Seneca Foods Corporation Stock Employee Compensation Trust (“SECT”) as follows: 276 shares of Class B Common Stock in a privately negotiated transaction at $160.92 per share during April.

(2)

Includes 9,900 shares that were purchased from the Seneca Foods Corporation Employees' Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended June 27, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

August 6, 2026

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

August 6, 2026