Form 10-Q
period 2026-09-26
Seneca Foods Corp
filed 2026-11-04
CIK 88948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 23, 2026 are as follows:

Class	Shares Outstanding
Common Stock Class A, $0.25 Par	5,203,777
Common Stock Class B, $0.25 Par	1,555,890

Seneca Foods Corporation

Quarterly Report on Form 10-Q

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 26, 2026	September 27, 2025	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$10,737	$18,134	$49,919
Accounts receivable, net of allowance for credit losses of $122, $93 and $53, respectively	115,406	123,512	109,298
Inventories	795,917	786,524	613,913
Refundable income taxes	1,141	1,216	2,696
Other current assets	2,510	9,427	3,301
Total current assets	925,711	938,813	779,127
Property, plant and equipment, net	345,518	324,016	331,280
Right-of-use assets operating, net	17,257	10,098	18,792
Right-of-use assets finance, net	5,264	11,416	6,843
Pension assets	111,775	76,900	108,142
Other assets	3,569	1,855	3,574
Total assets	$1,409,094	$1,363,098	$1,247,758

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$243,783	$244,053	$63,764
Deferred revenue	2,383	14,479	3,965
Accrued vacation	13,467	13,383	13,467
Accrued payroll	28,097	25,756	20,756
Income taxes payable	2,074	3,482	305
Other accrued expenses	40,618	37,671	26,411
Current portion of long-term debt, finance and lease obligations	25,045	24,049	25,259
Total current liabilities	355,467	362,873	153,927
Long-term debt	157,663	246,441	239,056
Operating lease obligations	11,832	6,365	14,343
Finance lease obligations	2,592	6,821	3,715
Finance obligation	13,184	16,048	14,636
Deferred income tax liability, net	50,307	38,113	49,660
Other liabilities	15,924	13,560	16,191
Total liabilities	606,969	690,221	491,528
Commitments and contingencies
Stockholders' equity:
Preferred stock	331	331	331
Common stock	3,055	3,052	3,052
Additional paid-in capital	105,368	102,489	105,142
Treasury stock, at cost	(229,083)	(215,526)	(226,074)
Stock Employee Compensation Trust	(50)	-	-
Accumulated other comprehensive income (loss)	13,373	(7,836)	13,373
Retained earnings	909,131	790,367	860,406
Total stockholders' equity	802,125	672,877	756,230
Total liabilities and stockholders’ equity	$1,409,094	$1,363,098	$1,247,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$492,590	$460,022	$897,764	$757,480

Costs and expenses:
Cost of products sold	431,013	398,155	788,336	653,802
Selling, general, and administrative expense	23,635	20,548	44,041	39,286
Other operating expense (income), net	290	(153)	1,506	(295)
Total costs and expenses	454,938	418,550	833,883	692,793
Operating income	37,652	41,472	63,881	64,687
Other income and expenses:
Other non-operating income	(2,955)	(1,906)	(5,910)	(3,812)
Interest expense, net	2,101	4,684	5,245	10,094
Earnings before income taxes	38,506	38,694	64,546	58,405
Income taxes	9,276	8,955	15,809	13,781
Net earnings	$29,230	$29,739	$48,737	$44,624

Earnings per share:
Basic	$4.31	$4.33	$7.19	$6.49
Diluted	$4.27	$4.29	$7.12	$6.43

Weighted average common shares outstanding used in the calculation of earnings per share:
Basic	6,770	6,858	6,771	6,870
Diluted	6,837	6,925	6,838	6,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Comprehensive income:
Net earnings	$29,230	$29,739	$48,737	$44,624
Total	$29,230	$29,739	$48,737	$44,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net earnings	$48,737	$44,624
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,492	22,497
Non-cash lease expense	2,614	1,948
LIFO charge (credit)	4,164	(19,472)
Deferred income taxes	647	5,831
Gain on the sale of assets	(53)	(178)
Stock-based compensation expense	223	114
Pension benefit	(3,633)	(1,167)
Changes in operating assets and liabilities:
Accounts receivable	(7,850)	(27,182)
Inventories	(186,168)	(163,097)
Other assets	754	(5,159)
Accounts payable	180,019	200,473
Accrued expenses and other	16,863	22,557
Income taxes	3,324	1,252
Net cash provided by operating activities	81,133	83,041
Cash flows from investing activities:
Additions to property, plant and equipment	(34,702)	(18,836)
Receipt of acquisition contingent consideration	1,742	-
Additions to non-current deposits for right-of-use assets	(188)	-
Proceeds from the sale of assets	135	261
Net cash used in investing activities	(33,013)	(18,575)
Cash flows from financing activities:
Borrowings under revolving credit facility	98,085	48,227
Repayments under revolving credit facility	(72,092)	(48,227)
Payments on term loans and finance obligation	(108,873)	(89,799)
Payments on finance leases	(1,357)	(2,054)
Purchase of treasury stock	(3,009)	(4,857)
Purchase of stock held by Stock Employee Compensation Trust	(44)	-
Preferred stock dividends	(12)	(12)
Net cash used in financing activities	(87,302)	(96,722)

Net decrease in cash and cash equivalents	(39,182)	(32,256)
Cash and cash equivalents, beginning of the period	49,919	50,390
Cash and cash equivalents, end of the period	$10,737	$18,134

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$6,019	$10,956
Cash paid for income taxes, net	$11,999	$7,268
Non-cash transactions:
Right-of-use assets obtained in exchange for lease obligations	$1,176	$2,116
Right-of-use assets derecognized upon early lease termination	$97	$76
Assets acquired from exercise of finance lease purchase options, net of accumulated depreciation	$331	$-
Property, plant and equipment purchased on account	$795	$834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENECA FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

					Stock	Accumulated
			Additional		Employee	Other
	Preferred	Common	Paid-In	Treasury	Compensation	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Trust	Income (Loss)	Earnings	Total
First Quarter FY 2026:
Balance, March 31, 2025	$346	$3,051	$102,376	$(210,669)	$-	$(7,836)	$745,755	$633,023
Net earnings	-	-	-	-	-	-	14,885	14,885
Cash dividends declared on preferred stock	-	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	3	-	-	-	-	3
Equity incentive program	-	-	47	-	-	-	-	47
Purchase treasury stock	-	-	-	(3,774)	-	-	-	(3,774)
Balance, June 28, 2025	$346	$3,051	$102,426	$(214,443)	$-	$(7,836)	$760,628	$644,172

Second Quarter FY 2026:
Net earnings	-	-	-	-	-	-	29,739	29,739
Equity incentive program	-	-	49	-	-	-	-	49
Preferred stock conversion	(15)	1	14	-	-	-	-	-
Purchase treasury stock	-	-	-	(1,083)	-	-	-	(1,083)
Balance, September 27, 2025	$331	$3,052	$102,489	$(215,526)	$-	$(7,836)	$790,367	$672,877

First Quarter FY 2027:
Balance, March 31, 2026	$331	$3,052	$105,142	$(226,074)	$-	$13,373	$860,406	$756,230
Net earnings	-	-	-	-	-	-	19,507	19,507
Cash dividends declared on preferred stock	-	-	-	-	-	-	(12)	(12)
Stock issued for profit sharing plan	-	-	42	-	-	-	-	42
Equity incentive program	-	-	83	-	-	-	-	83
Purchase treasury stock	-	-	-	(1,350)	-	-	-	(1,350)
Adjustment to market for SECT	-	-	3	-	(3)	-	-	-
Purchase of shares by SECT	-	-	-	-	(44)	-	-	(44)
Balance, June 27, 2026	$331	$3,052	$105,270	$(227,424)	$(47)	$13,373	$879,901	$774,456

Second Quarter FY 2027:
Net earnings	-	-	-	-	-	-	29,230	29,230
Equity incentive program	-	3	95	-	-	-	-	98
Purchase treasury stock	-	-	-	(1,659)	-	-	-	(1,659)
Adjustment to market for SECT	-	-	3	-	(3)	-	-	-
Balance, September 26, 2026	$331	$3,055	$105,368	$(229,083)	$(50)	$13,373	$909,131	$802,125

	6% Voting	10% Voting
	Cumulative	Cumulative	Participating	Class A	Class B
	Callable	Convertible	Convertible	Common	Common
	Par $0.25	Par $0.025	Par $0.025	Par $0.25	Par $0.25
Shares authorized and designated:
September 26, 2026	200,000	1,400,000	6,602	20,000,000	10,000,000
Shares outstanding:
September 26, 2026	200,000	807,240	6,602	5,213,810	1,555,907

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

Acquisition – The Company finalized the purchase price for the Green Giant U.S. frozen business during the six months ended September 26, 2026, which is within the one-year measurement period. There were no adjustments to the purchase price, and the Company received $1.7 million of contingent consideration previously recorded as a receivable on the Company’s consolidated balance sheet as of March 31, 2026. The Company incurred $0.2 million and $1.6 million of transition service fees during the three and six months ended September 26, 2026, respectively, which are recorded as part of other operating expense (income), net on the condensed consolidated statement of net earnings.

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

Revenue recognition is completed for most customers at a point in time when product control is transferred to the customer. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The Company sells certain finished goods inventory for cash on a bill and hold basis. The terms of the bill and hold agreement(s) provide that title to the specified inventory is transferred to the customer(s) prior to shipment and the Company has the right to payment, prior to physical delivery, which results in recorded revenue as determined under the revenue recognition standard.

In the following table, revenue is disaggregated by product category groups (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Canned vegetables	$391,152	$377,328	$699,116	$624,679
Frozen vegetables	68,705	44,871	136,605	67,808
Fruit products	22,836	22,786	41,748	40,836
Snack products	3,551	4,965	7,082	8,520
Other	6,346	10,072	13,213	15,637
Total	$492,590	$460,022	$897,764	$757,480

As a result of certain contracts with customers, the Company has contract asset balances of $0.7 million, $3.4 million, and $1.2 million as of September 26, 2026, September 27, 2025, and March 31, 2026, respectively, which are recorded as part of other current assets on the condensed consolidated balance sheets. The Company has contract liabilities in the form of deferred revenue representing payments received from certain of its co-pack customers in advance of completion of the Company's respective performance obligations. The balance is comprised of prepaid case and labeling and storage services which have been collected from bill and hold sales, as well as amounts invoiced in accordance with the terms of a co-pack agreement.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The deferred revenue activity is shown in the following table (in thousands):

	Six Months Ended
	September 26,	September 27,
	2026	2025
Beginning balance	$3,965	$11,140
Deferral of revenue	2,539	15,387
Recognition of revenue	(4,121)	(12,048)
Ending balance	$2,383	$14,479

3.	Earnings per Common Share

Earnings per share for the three and six months ended September 26, 2026 and September 27, 2025 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Basic
Net earnings	$29,230	$29,739	$48,737	$44,624
Deduct preferred stock dividends	-	-	12	12
Undistributed net earnings	29,230	29,739	48,725	44,612
Earnings attributable to participating preferred shareholders	28	29	47	47
Earnings attributable to common shareholders	$29,202	$29,710	$48,678	$44,565
Weighted average common shares outstanding	6,770	6,858	6,771	6,870
Basic earnings per common share	$4.31	$4.33	$7.19	$6.49

Diluted
Earnings attributable to common shareholders	$29,202	$29,710	$48,678	$44,565
Add dividends on convertible preferred stock	5	5	10	10
Earnings attributable to common stock on a diluted basis	$29,207	$29,715	$48,688	$44,575
Weighted average common shares outstanding - basic	6,770	6,858	6,771	6,870
Additional shares to be issued under full conversion of preferred stock	67	67	67	67
Total shares for diluted	6,837	6,925	6,838	6,937
Diluted earnings per common share	$4.27	$4.29	$7.12	$6.43

4.	Inventories

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

As of September 26, 2026, September 27, 2025, and March 31, 2026, first-in, first-out (“FIFO”) based inventory costs exceeded LIFO based inventory costs, resulting in a LIFO reserve of $341.1 million, $339.8 million, and $337.0 million, respectively. In order to state inventories at LIFO, the Company recorded a LIFO charge which increased cost of products sold by $7.2 million and $4.2 million for the three and six months ended September 26, 2026, respectively. The Company recorded a LIFO credit which decreased cost of products sold by $7.7 million and $19.5 million for the three and six months ended September 27, 2025, respectively.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The inventories by category and the impact of using the LIFO method are shown in the following table (in thousands):

	As of:
	September 26,	September 27,	March 31,
	2026	2025	2026
Finished products	$831,165	$833,339	$596,965
Work in process	105,695	93,452	104,202
Raw materials and supplies	200,179	199,517	249,704
	1,137,039	1,126,308	950,871
Less: excess of FIFO cost over LIFO cost	(341,122)	(339,784)	(336,958)
Total inventories	$795,917	$786,524	$613,913

5.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

		As of:
	September 26,	September 27,	March 31,
	2026	2025	2026
Land and land improvements	$57,026	$54,003	$54,195
Buildings and improvements	250,545	240,666	243,062
Machinery and equipment	543,840	519,968	523,448
Office equipment, furniture, vehicles and computer software	18,738	16,032	17,420
Construction in progress	26,239	13,198	24,330
Property, plant and equipment, cost	896,388	843,867	862,455
Less: accumulated depreciation	(550,870)	(519,851)	(531,175)
Property, plant and equipment, net	$345,518	$324,016	$331,280

Depreciation expense totaled $10.1 million and $10.3 million for the three months ended September 26, 2026 and September 27, 2025, respectively. For the six months ended September 26, 2026 and September 27, 2025, depreciation expense totaled $19.9 million and $20.3 million, respectively.

6.	Debt

Finance Obligation — On September 15, 2024, the Company entered into a $21.3 million financing agreement with Wells Fargo Equipment Finance, Inc. for a can manufacturing line located at one of the Company’s plant facilities. The associated finance obligation has a maturity date of September 14, 2031 and a monthly payment of $0.3 million comprised of principal and interest at a fixed rate of 5.56%. As of September 26, 2026, the principal balance of the finance obligation was $16.0 million, of which $2.9 million is included within the current portion of long-term debt, finance and lease obligations on the condensed consolidated balance sheet.

Long-term debt is comprised of the following (in thousands):

	As of:
	September 26,	September 27,	March 31,
	2026	2025	2026
Revolving credit facility	$26,993	$1,000	$1,000
Term Loan A-2
Outstanding principal	146,000	261,000	253,500
Unamortized debt issuance costs	(330)	(559)	(444)
Term Loan A-2, net	145,670	260,441	253,056

Total long-term debt	172,663	261,441	254,056
Less current portion	15,000	15,000	15,000
Long-term debt, less current portion	$157,663	$246,441	$239,056

Revolving Credit Facility — On December 23, 2024, the Company entered into a Loan and Security Agreement (the “Agreement”), with Wells Fargo Bank, National Association as agent for the various lenders of a senior revolving credit facility of up to $450.0 million that is seasonally adjusted to a maximum of $400.0 million during the calendar months of April through July (the “Revolver”).

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The interest rate benchmark for borrowings under the Revolver is based upon SOFR plus an applicable margin, as defined in the Agreement. In order to maintain availability of funds under the revolving credit facility, the Company pays a commitment fee on the unused portion of the Revolver. As of September 26, 2026, the unused portion of the Revolver was $422.6 million. The Revolver has a five-year term and matures on December 24, 2029. Accordingly, the Revolver balance is included in long-term debt on the accompanying condensed consolidated balance sheets.

In connection with the Revolver refinance, certain lenders exited the syndicate and were replaced by new syndicate members. The portion of the transaction in which certain lenders exited was accounted for as an extinguishment resulting in the write-off of an immaterial amount of unamortized deferred costs. The portion of the transaction comprised of lenders that remained in the syndicate was accounted for as a modification, resulting in the Company continuing to defer the remaining unamortized costs over the term of the Revolver. Additionally, the Company incurred $1.6 million of debt issuance costs which were deferred and are being amortized on a straight-line basis over the term of the Revolver.

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

The following table summarizes certain quantitative data for Revolver borrowings during fiscal year 2027 and fiscal year 2026 (in thousands):

	As of:
	September 26,	September 27,	March 31,
	2026	2025	2026
Outstanding borrowings	$26,993	$1,000	$1,000
Interest rate	5.11%	5.57%	4.92%

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Maximum amount of borrowings drawn during the period	$29,765	$10,363	$29,765	$15,717
Average outstanding borrowings	$5,664	$1,420	$3,381	$2,606
Weighted average interest rate	5.03%	5.65%	5.03%	5.62%

Term Loans — On January 20, 2023, the Company entered into a Second Amended and Restated Loan and Guaranty Agreement with Farm Credit East, ACA (the “Term Loan Agreement”) which governs two term loans, as summarized below:

Term Loan A-1: The Term Loan Agreement provided for the continuation of a $100.00 million unsecured term loan with a maturity date of June 1, 2025 and fixed interest rate of 3.3012%. Quarterly principal payments were $1.0 million on Term Loan A-1. Upon maturity during fiscal year 2026, the Company paid the Term Loan A-1 in full using available cash on hand of $81.0 million.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Term Loan A-2: The Term Loan Agreement added an additional term loan in the amount of $175.0 million that will mature on January 20, 2028, and is secured by a portion of the Company’s property, plant and equipment. Term Loan A-2 bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Term Loan A-2 in the amount of $1.5 million commenced on March 1, 2023.

On May 23, 2023, the Term Loan Agreement was amended by the Second Amended and Restated Loan and Guaranty Agreement Amendment which amended, restated and replaced in its entirety Term Loan A-2 (the “Amendment”). The Amendment provides a single advance term facility in the principal amount of $125.0 million to be combined with the outstanding principal balance of $173.5 million on Term Loan A-2 into one single $298.5 million term loan (“Amended Term Loan A-2”). Amended Loan Term A-2 is secured by a portion of the Company’s property, plant and equipment and bears interest at a variable interest rate based upon SOFR plus an additional margin determined by the Company’s leverage ratio. Quarterly payments of principal outstanding on Amended Term Loan A-2 in the amount of $3.75 million commenced on June 1, 2023. The Amendment continued all aspects of Term Loan A-1, as defined in the Term Loan Agreement, through the maturity date of such loan. In connection with the Amended Term Loan A-2, the Company incurred $1.1 million of financing costs which were deferred and are being amortized over the life of the term loan.

During the three and six months ended September 26, 2026, the Company utilized a portion of its available cash on hand to make voluntary pre-payments totaling $50.0 million and $100.0 million, respectively, to reduce the outstanding principal balance of the Amended Term Loan A-2. No pre-payment penalty was incurred. As of September 26, 2026, the interest rate on Amended Term Loan A-2 was 5.65%.

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

As of September 26, 2026, the Company was in compliance with all covenants for its revolving credit facility and term loan agreement.

Standby Letters of Credit — The Company has standby letters of credit for certain insurance-related requirements. The Company’s standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On September 26, 2026, the Company had $0.4 million in outstanding standby letters of credit. These standby letters of credit are supported by the Company’s Revolver and reduce borrowings available under the Revolver.

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

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Lease cost:
Amortization of right-of-use assets	$574	$902	$1,225	$1,806
Interest on lease obligations	48	104	101	216
Finance lease cost	622	1,006	1,326	2,022
Operating lease cost	1,505	1,127	3,097	2,214
Short-term lease cost	3,183	3,099	7,100	6,782
Total lease cost	$5,310	$5,232	$11,523	$11,018

Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from finance leases			$101	$216
Operating cash flows from operating leases			4,134	3,085
Financing cash flows from finance leases			1,357	2,054
			$5,592	$5,355

Right-of-use assets obtained in exchange for new operating lease obligations			$1,176	$2,116
Right-of-use assets derecognized upon early termination of finance leases			$-	$2
Right-of-use assets derecognized upon early termination of operating leases			$97	$74
Weighted-average lease term (years):
Finance leases			2.3	3.5
Operating leases			5.1	4.0
Weighted-average discount rate (percentage):
Finance leases			4.0%	4.2%
Operating leases			5.5%	5.2%

Undiscounted future lease payments under non-cancelable operating and finance leases, along with a reconciliation of undiscounted cash flows to operating and finance lease obligations, respectively, as of September 26, 2026 were as follows (in thousands):

Years ending March 31:	Operating	Finance
Balance of 2027	$2,144	$1,254
2028	5,145	2,304
2029	3,140	1,152
2030	2,561	416
2031	2,234	2
2032 and thereafter	3,979	-
Total minimum payment required	19,203	5,128
Less interest	2,486	240
Present value of minimum lease payments	16,717	4,888
Amount due within one year	4,885	2,296
Long-term lease obligations	$11,832	$2,592

8.	Income Taxes

The Company’s effective tax rate was 24.5% and 23.6% for the six months ended September 26, 2026 and September 27, 2025, respectively. The prior year period benefited from a larger impact of statute expirations for a portion of uncertain tax benefits as compared to the current period, thereby increasing the effective tax rate by 0.4% on a comparative basis. The prior year period also benefited from a decrease in the valuation allowance related to the usage of state tax credits which increased the effective tax rate by 0.3% on a comparative basis. There were no other significant items impacting the change in effective tax rate.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended September 26, 2026, the Company sold $16.1 million of receivables under the Program and received proceeds of $16.0 million, which is net of a $0.1 million discount. During the six months ended September 26, 2026, the Company sold $28.3 million of receivables under the Program and received proceeds of $28.2 million, which is net of a $0.1 million discount. All amounts collected as of September 26, 2026 by the Company in its role as servicer were remitted to Wells Fargo Bank, N.A. The outstanding balance of receivables derecognized from the Company's condensed consolidated balance sheet at September 26, 2026, but which the Company continues to service, related to the Program was $7.0 million. The amount available under the Program was $43.0 million as of September 26, 2026.

10.	Retirement Plans

The net periodic benefit income for the Company’s pension plan consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Service cost including administrative expenses	$1,188	$1,323	$2,277	$2,645
Interest cost	2,814	2,912	5,628	5,825
Expected return on plan assets	(5,769)	(4,818)	(11,538)	(9,637)
Net periodic benefit income	$(1,767)	$(583)	$(3,633)	$(1,167)

There were no pension contributions made during the six months ended September 26, 2026 and September 27, 2025.

11.	Stockholders’ Equity

During the six months ended September 26, 2026, the Company repurchased 19,640 shares of its Class A Common Stock at a cost of $3.0 million, which are included in treasury stock on the condensed consolidated balance sheets. During the six months ended September 27, 2025, the Company repurchased 52,477 shares of its Class A Common Stock at a cost of $4.9 million. As of September 26, 2026, there are 5,452,720 shares or $229.1 million of repurchased stock being held as treasury stock. These shares are not considered outstanding and the Company accounts for treasury stock under the cost method.

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective April 1, 2026, the Company established a Stock Employee Compensation Trust (“SECT”) to assist in administering and provide funding for equity-based employee compensation plans and benefit programs. During the six months ended September 26, 2026, the Company made a loan to the SECT that the SECT used to purchase 276 shares of Class B Common Stock for $0.1 million. The balance of the shares held by the SECT is included on the condensed consolidated balance sheet. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreement governing the SECT, the trustee votes on all shares held by the SECT regarding all matters submitted to shareholders.

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

The carrying value and estimated fair value of the Company’s long-term debt and finance obligation are summarized as follows (in thousands):

	As of:
	September 26,	September 27,	March 31,
	2026	2025	2026
Carrying value	$188,711	$280,198	$271,477
Estimated fair value	$188,236	$280,212	$271,406

13.	Segment Information

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

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes segment earnings (loss) before income taxes and significant segment expenses (in thousands):

		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Three months ended September 26, 2026
Net sales (1)	$459,857	$26,387	$6,346	$492,590	$-	$492,590
Cost of products sold	395,261	23,414	5,127	423,802	7,211	431,013
Selling and advertising expense (2)	10,821	662	46	11,529	-	11,529
General and administrative expense	7,633	858	3,615	12,106	-	12,106
Other segment items (3)	30	-	(2,695)	(2,665)	-	(2,665)
Interest expense, net	1,889	205	7	2,101	-	2,101
Earnings (loss) before income taxes	$44,223	$1,248	$246	$45,717	$(7,211)	$38,506
Income taxes						9,276
Net earnings						$29,230

Additional segment disclosures:
Depreciation and amortization (4)	$9,038	$802	$1,024	$10,864	$-	$10,864
Capital expenditures (5)	$12,708	$689	$1,483	$14,880	$-	$14,880
Total assets	$1,626,498	$119,631	$4,087	$1,750,216	$(341,122)	$1,409,094

Three months ended September 27, 2025
Net sales (1)	$422,199	$27,751	$10,072	$460,022	$-	$460,022
Cost of products sold	376,324	22,255	7,250	405,829	(7,674)	398,155
Selling and advertising expense (2)	8,558	722	54	9,334	-	9,334
General and administrative expense	7,414	797	3,003	11,214	-	11,214
Other segment items (3)	(107)	(20)	(1,932)	(2,059)	-	(2,059)
Interest expense, net	4,510	345	(171)	4,684	-	4,684
Earnings before income taxes	$25,500	$3,652	$1,868	$31,020	$7,674	$38,694
Income taxes						8,955
Net earnings						$29,739

Additional segment disclosures:
Depreciation and amortization (4)	$9,343	$843	$1,238	$11,424	$-	$11,424
Capital expenditures (5)	$8,551	$334	$-	$8,885	$-	$8,885
Total assets	$1,576,289	$124,389	$2,204	$1,702,882	$(339,784)	$1,363,098

Six months ended September 26, 2026
Net sales (1)	$835,721	$48,830	$13,213	$897,764	$-	$897,764
Cost of products sold	731,680	43,997	8,495	784,172	4,164	788,336
Selling and advertising expense (2)	19,191	1,173	165	20,529	-	20,529
General and administrative expense	15,556	1,700	6,256	23,512	-	23,512
Other segment items (3)	(174)	-	(4,230)	(4,404)	-	(4,404)
Interest expense, net	5,850	581	(1,186)	5,245	-	5,245
Earnings (loss) before income taxes	$63,618	$1,379	$3,713	$68,710	$(4,164)	$64,546
Income taxes						15,809
Net earnings						$48,737

Additional segment disclosures:
Depreciation and amortization (4)	$17,783	$1,610	$2,099	$21,492	$-	$21,492
Capital expenditures (5)	$31,496	$1,243	$1,485	$34,224	$-	$34,224
Total assets	$1,626,498	$119,631	$4,087	$1,750,216	$(341,122)	$1,409,094

SENECA FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Fruit and		Subtotal	LIFO
	Vegetable	Snack	Other	(FIFO basis)	Impact	Total
Six months ended September 27, 2025
Net sales (1)	$692,487	$49,356	$15,637	$757,480	$-	$757,480
Cost of products sold	624,003	39,421	9,850	673,274	(19,472)	653,802
Selling and advertising expense (2)	15,897	1,232	115	17,244	-	17,244
General and administrative expense	14,929	1,610	5,503	22,042	-	22,042
Other segment items (3)	(239)	(20)	(3,848)	(4,107)	-	(4,107)
Interest expense, net	8,491	649	954	10,094	-	10,094
Earnings before income taxes	$29,406	$6,464	$3,063	$38,933	$19,472	$58,405
Income taxes						13,781
Net earnings						$44,624

Additional segment disclosures:
Depreciation and amortization (4)	$18,332	$1,682	$2,483	$22,497	$-	$22,497
Capital expenditures (5)	$18,121	$1,549	$-	$19,670	$-	$19,670
Total assets	$1,576,289	$124,389	$2,204	$1,702,882	$(339,784)	$1,363,098

The following footnotes should be read in connection with the segment disclosure table shown above and on the previous page:

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

The Company has posted a surety bond and a surety-backed letter of credit which serve as collateral for its workers’ compensation policy. The primary purpose of these instruments is to indemnify the beneficiary should the Company be unable to fulfill its obligations for claims asserted under the workers’ compensation policy. Both the surety bond and the surety-backed letter of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. As of September 26, 2026, the amount of the surety bond and the surety-backed letter of credit was $4.3 million and $13.8 million, respectively. The Company is not aware of any outstanding claims made against either of these instruments.

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

Results of Operations

Net Sales:

The following table presents net sales by product category (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Canned vegetables	$391,152	$377,328	$699,116	$624,679
Frozen vegetables	68,705	44,871	136,605	67,808
Fruit products	22,836	22,786	41,748	40,836
Snack products	3,551	4,965	7,082	8,520
Other	6,346	10,072	13,213	15,637
Total	$492,590	$460,022	$897,764	$757,480

Three Months Ended September 26, 2026 and September 27, 2025

Net sales totaled $492.6 million for the three months ended September 26, 2026 as compared to $460.0 million for the three months ended September 27, 2025. The overall net sales increase of $32.6 million, or 7.1%, was driven by higher selling prices and the impact of product mix contributing an increase of $27.3 million, along with higher sales volume which contributed an increase of $5.3 million as compared to the prior year quarter.

Net sales of canned vegetables and frozen vegetables increased by a combined $37.6 million over the prior year quarter. The categories experienced an increase of $30.7 million from higher selling prices and the impact of a product mix shift from co-pack frozen vegetables in the prior year quarter to branded frozen vegetables in the current year quarter, along with an increase of $6.9 million due to higher sales volume. Net sales in the fruit products category were essentially flat compared to the prior year quarter with a $0.1 million increase. Net sales of the snack products category decreased $1.4 million primarily driven by lower sales volume. Lastly, net sales attributable to the other category decreased $3.7 million as compared to the prior year quarter for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Six Months Ended September 26, 2026 and September 27, 2025

Net sales totaled $897.8 million for the six months ended September 26, 2026 as compared to $757.5 million for the six months ended September 27, 2025. The overall net sales increase of $140.3 million, or 18.5%, as compared to the prior year six-month interim period was driven by higher sales volume contributing an increase of $92.0 million and a $48.3 million increase from the impact of selling prices and product mix.

Net sales of canned vegetables and frozen vegetables increased by a combined $143.2 million over the prior year. The categories experienced an increase in sales volume equating to $92.8 million driven by a shift from co-pack frozen vegetables in the prior year to branded frozen vegetables in the current year, along with an increase of $50.4 million from the impact of pricing and product mix. Net sales in the fruit products category had a slight increase of $0.9 million primarily resulting from higher sales volume. The snack products category contributed a net sales decrease of $1.4 million mainly due to lower sales volume. Lastly, net sales attributable to the other category decreased $2.4 million as compared to the prior year for seed, cans and ends, and outside revenue from aircraft operations, which are ancillary to the Company’s main operations.

Operating Income:

The following table presents components of operating and non-operating (income) expense as a percentage of net sales (percentages shown as absolute values):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Gross margin	12.5%	13.4%	12.2%	13.7%
Selling, general, and administrative expense	4.8%	4.5%	4.9%	5.2%
Other operating expense (income), net	0.1%	0.0%	0.2%	0.0%
Operating income	7.6%	9.0%	7.1%	8.5%
Other non-operating income	0.6%	0.4%	0.7%	0.5%
Interest expense, net	0.4%	1.0%	0.6%	1.3%
Income taxes	1.9%	1.9%	1.8%	1.8%

Three Months Ended September 26, 2026 and September 27, 2025

Gross Margin: Gross margin for the three months ended September 26, 2026 was 12.5% as compared to 13.4% for the three months ended September 27, 2025. Gross margin decreased when comparing the year-over-year quarterly periods mainly because the prior year quarter benefited from a $7.7 million LIFO credit thereby reducing the cost of products sold on a GAAP basis, in contrast to a $7.2 million LIFO charge impacting the current quarter thereby increasing the cost of products sold. Excluding the LIFO impact on the respective quarterly periods, gross margin increased year-over-year. Refer to the business trends section above and the material cash requirements section below for additional discussion of the factors impacting the respective seasonal pack.

Selling, General, and Administrative: Selling, general and administrative expense for the three months ended September 26, 2026 increased $3.1 million from the three months ended September 27, 2025. Selling, general, and administrative expense as a percentage of net sales for the three months ended September 26, 2026, was 4.8% as compared with 4.5% for the prior year quarter. The increase as a percentage of net sales was impacted by additional selling expenses in the current quarter attributable to Green Giant U.S. frozen business activities; partially offset by increased net sales as compared to the prior year quarter.

Other Operating Expense (Income), net: The Company had other operating expense, net of $0.3 million during the three months ended September 26, 2026, which was driven primarily by $0.2 million of transition service fees resulting from the business acquisition in fiscal year 2026. During the three months ended September 27, 2025, the Company had other operating income, net of $0.1 million, which was driven primarily by the sale of various spare equipment.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $3.0 million and $1.9 million for the three months ended September 26, 2026 and September 27, 2025, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 0.4% for the three months ended September 26, 2026, as compared to 1.0% for the three months ended September 27, 2025. Interest expense decreased from $4.7 million in the prior year quarter to $2.1 million in the current quarter primarily driven by lower outstanding borrowings under the Company’s Term Loan A-2 as compared to the prior year quarter and a lower average interest rate during the current quarter.

Six Months Ended September 26, 2026 and September 27, 2025

Gross Margin: Gross margin for the six months ended September 26, 2026 was 12.2% as compared to 13.7% for the six months ended September 27, 2025. Gross margin decreased when comparing the year-over-year six-month periods, primarily driven by a $19.5 million LIFO credit that decreased the cost of products sold on a GAAP basis in the prior year period, in contrast to a $4.2 million LIFO charge which increased the cost of products sold in the current period. Excluding the LIFO impact on the respective periods, gross margin increased year-over-year as the percentage increase in cost of products sold was consistent with the percentage increase in net sales. Refer to the business trends section above and the material cash requirements section below for additional discussion of the factors impacting the respective seasonal pack.

Selling, General, and Administrative: Selling, general and administrative expense for the six months ended September 26, 2026 increased $4.8 million from the six months ended September 27, 2025. Selling, general, and administrative expense as a percentage of net sales for the six months ended September 26, 2026, was 4.9% as compared with 5.2% for the prior year six-month interim period. The decrease as a percentage of net sales was partly driven by the impact of increased net sales as compared to the prior year six-month period; partially offset by additional selling expenses in the current six-month period attributable to Green Giant U.S. frozen business activities.

Other Operating Expense (Income), net: The Company had other operating expense, net of $1.5 million during the six months ended September 26, 2026, which was driven primarily by $1.6 million of transition service fees resulting from the business acquisition in fiscal year 2026. During the six months ended September 27, 2025, the Company had other operating income, net of $0.3 million, which was driven primarily by the sale of various spare equipment.

Non-Operating (Income) Expense:

Other Non-Operating Income: Other non-operating income totaled $5.9 million and $3.8 million for the six months ended September 26, 2026 and September 27, 2025, respectively, and is comprised of the non-service related pension amounts that are actuarially determined.

Interest Expense, net: Interest expense as a percentage of net sales was 0.6% for the six months ended September 26, 2026, as compared to 1.3% for the six months ended September 27, 2025. Interest expense decreased from $10.1 million in the prior year six-month interim period to $5.2 million in the current six-month interim period primarily driven by lower outstanding borrowings under the Company’s Term Loan A-2 as compared to the prior year six-month interim period and a lower average interest rate during the current six-month interim period.

Income Taxes:

The Company’s effective tax rate was 24.5% and 23.6% for the six months ended September 26, 2026 and September 27, 2025, respectively. The prior year period benefited from a larger impact of statute expirations for a portion of uncertain tax benefits as compared to the current period, thereby increasing the effective tax rate by 0.4% on a comparative basis. The prior year period also benefited from a decrease in the valuation allowance related to the usage of state tax credits which increased the effective tax rate by 0.3% on a comparative basis. There were no other significant items impacting the change in effective tax rate.

Liquidity and Capital Resources

Selected financial data of the Company is summarized in the following table and explanatory review (dollar amounts in thousands, except per share data):

	September 26,	September 27,	March 31,	March 31,
	2026	2025	2026	2025
Working capital:
Balance	$570,244	$575,940	$625,200	$541,096
Change in quarter	$(5,807)	$21,971
Current portion of long-term debt, finance and lease obligations	$25,045	$24,049	$25,259	$105,692
Long-term debt	$157,663	$246,441	$239,056	$253,822
Operating lease obligations	$11,832	$6,365	$14,343	$6,924
Financing lease obligations	$2,592	$6,821	$3,715	$8,377
Finance obligation	$13,184	$16,048	$14,636	$17,421
Total stockholders' equity per equivalent common share (1)	$117.21	$97.11	$110.33	$90.70
Stockholders' equity per common share	$118.44	$98.11	$111.49	$91.63
Current ratio	2.60	2.59	5.06	3.52

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

During the initial six months of fiscal year 2027, the Company has completed much of its current seasonal pack for major vegetables, namely peas, sweet corn and green beans. The pack size is shaping up to be in line with the Company’s planned pack size and has benefited from less weather variability compared to prior years, which affects planting and growing conditions in certain regions. The Company’s plant locations have continued to run steadily during the harvesting and production process as well. Overall working capital cash requirements are consistent thus far with the prior year.

A strong cash position leading into fiscal year 2027, coupled with continued positive cash flows provided by operating activities, allowed the Company to utilize cash on hand to fund the $100.0 million voluntary pre-payments on Amended Term Loan A-2 as discussed in Note 6. The Company increased usage of its revolving credit facility in the latter part of the six months ended September 26, 2026, and continues to have ample availability to fund operations, as needed. The Company believes that its operations along with existing liquidity sources will satisfy its cash requirements for at least the next twelve months. The Company has borrowed funds and continues to believe that it has the ability to do so at reasonable interest rates; however additional borrowings would result in increased interest expense. The Company does not have any off-balance sheet financing arrangements.

Summary of Cash Flows: The following table presents a summary of the Company’s cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 26, 2026	September 27, 2025
Cash provided by operating activities	$81,133	$83,041
Cash used in investing activities	(33,013)	(18,575)
Cash used in financing activities	(87,302)	(96,722)
Net decrease in cash and cash equivalents	(39,182)	(32,256)
Cash and cash equivalents, beginning of period	49,919	50,390
Cash and cash equivalents, end of period	$10,737	$18,134

Net Cash Provided by Operating Activities: For the six months ended September 26, 2026, cash provided by operating activities was $81.1 million, which consisted of $6.9 million from changes in operating assets and liabilities, coupled with net earnings of $48.7 million and partially offset by non-cash charges of $25.5 million. The non-cash charges were mainly comprised of $21.5 million of depreciation and amortization, a $4.2 million LIFO charge and $2.6 million of lease expense, offset by a $3.6 million increase in pension benefit. The change in operating assets and liabilities was largely impacted by working capital needs as the six-month period covered the primary months of the Company’s seasonal pack. Cash utilized for inventories and accounts payable activity were the main drivers.

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

Net Cash Used in Investing Activities: Net cash used in investing activities was $33.0 million for the six months ended September 26, 2026, which was largely driven by cash used for capital expenditures of $34.7 million. Partially offsetting that amount was $1.7 million received upon settlement of the contingent consideration resulting from the business acquisition in fiscal year 2026.

Net cash used in investing activities was $18.6 million for the six months ended September 27, 2025, and consisted of cash used for capital expenditures of $18.8 million, partially offset by proceeds from the sale of assets totaling $0.2 million.

Net Cash Used in Financing Activities: Net cash used in financing activities was $87.3 million for the six months ended September 26, 2026, driven primarily by payments of $108.9 million on its term loans and finance obligation. This included pre-payments of $100.0 million on Amended Term Loan A-2 during the six-month interim period. The Company also used cash of $3.0 million to purchase treasury stock and made payments of $1.3 million on finance leases. Partially offsetting the cash outflows, the Company had net borrowings of $26.0 million on its revolving credit facility during the six-month interim period.

Net cash used in financing activities was $96.7 million for the six months ended September 27, 2025, driven primarily by payments of $89.8 million on its term loans and finance obligation. This included full payment of $81.0 million for the Term Loan A-1 upon maturity during the six-month interim period. The Company also used cash of $4.9 million to purchase treasury stock and made payments of $2.0 million on finance leases. The Company utilized its revolving credit facility, although borrowings and repayments both equated to $48.2 million during the period, thereby resulting in no change to the ending balance as compared to the beginning of the fiscal year.

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

Adjusted net earnings are calculated on a FIFO basis which excludes the impact from the application of LIFO. Set forth below is a reconciliation of reported net earnings before income taxes to adjusted net earnings (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Earnings before income taxes, as reported	$38,506	$38,694	$64,546	$58,405
LIFO charge (credit)	7,211	(7,674)	4,164	(19,472)
Adjusted earnings before income taxes	45,717	31,020	68,710	38,933
Income taxes (1)	11,057	7,052	16,838	8,952
Adjusted net earnings	$34,660	$23,968	$51,872	$29,981

(1)

For the three months ended September 26, 2026 and September 27, 2025, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $9.3 million and $9.0 million, respectively, and applying the statutory tax rates of 24.7% and 24.8%, respectively, for each of the periods to the pre-tax LIFO charge (credit).

For the six months ended September 26, 2026 and September 27, 2025, income taxes on adjusted earnings before taxes were calculated using the income tax provision amounts of $15.8 million and $13.8 million, respectively, and applying the statutory tax rates of 24.7% and 24.8%, respectively, for each of the periods to the pre-tax LIFO charge (credit).

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

Set forth below is a reconciliation of reported net earnings to EBITDA and FIFO EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net earnings	$29,230	$29,739	$48,737	$44,624
Income taxes	9,276	8,955	15,809	13,781
Interest expense, net	2,101	4,684	5,245	10,094
Depreciation and amortization (1)	12,132	12,423	24,106	24,445
Interest amortization (2)	(148)	(148)	(297)	(302)
EBITDA	52,591	55,653	93,600	92,642
LIFO charge (credit)	7,211	(7,674)	4,164	(19,472)
FIFO EBITDA	$59,802	$47,979	$97,764	$73,170

(1)	Includes non-cash lease expense consistent with financial covenant calculations.
(2)	Reconciling item needed to exclude debt issuance cost amortization from the amount shown for interest expense.

New Accounting Standards

Refer to Note 1, “Basis of Preparation and Presentation”, to the Condensed Consolidated Financial Statements contained herein.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. There were no material changes to the Company's critical accounting policies or estimates during the six months ended September 26, 2026.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 26, 2026, our disclosure controls and procedures were effective. The Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of		Average Price			Maximum Number
	Shares Purchased		Paid per Share		Total Number of Shares	(or Approximate Dollar Value)
					Purchased as Part of	of Shares that May Yet
	Class A	Class B	Class A	Class B	Publicly Announced	Be Purchased Under the
Period	Common	Common	Common	Common	Plans or Programs	Plans or Programs
06/28/2026 –
07/25/2026	-	-	-	$-	-
07/26/2026 –
08/22/2026 (1)	9,740	-	$170.33	-	-
08/23/2026 –
09/26/2026	-	-	-	-	-
Total	9,740	0	$170.33	$-	0	274,681

(1)

Includes 9,740 shares that were purchased from the Seneca Foods Corporation Employees' Savings Plan to satisfy the cash needs for transfers and payments in connection with the employer stock investment fund under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the quarterly period ended September 26, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

November 4, 2026

By:	/s/ Michael S. Wolcott
Michael S. Wolcott
Chief Financial Officer
(Principal Financial Officer)

November 4, 2026